Form 10QSB
period 1996-06-30
ILLINOIS SUPERCONDUCTOR CORPORATION
filed 1996-08-14
CIK 888693

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                 For the Quarterly Period Ended:  June 30, 1996


                        Commission File Number:  0-22303




                      ILLINOIS SUPERCONDUCTOR CORPORATION
             (Exact name of registrant as specified in its charter)



          DELAWARE                                               36-3688459
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                             Identification No.)


                 451 KINGSTON COURT, MOUNT PROSPECT, IL  60056
          (Address of principal executive offices, including zip code)


       Registrant's telephone number, including area code: (847) 391-9400



     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                              ----      ----


     As of August 1, 1996 there were outstanding 4,604,119 shares of common stock, par value $.001, of the registrant.

                      ILLINOIS SUPERCONDUCTOR CORPORATION
                          QUARTER ENDED JUNE 30, 1996

                                     INDEX
                                                                            PAGE


PART I  -  FINANCIAL INFORMATION                                               3

Item 1. Financial Statements...................................................3

     Condensed Balance Sheets as of June 30, 1996 (unaudited) and
          December 31, 1995....................................................3

     Condensed Statements Of Operations (unaudited) for the three months ended June 30, 1996 and 1995, and the six months ended
          June 30, 1996 and 1995 and the cumulative period from October
          18, 1989 (date of inception) to June 30, 1996........................4

     Condensed Statements Of Cash Flows (unaudited) for the six months ended June 30, 1996 and 1995 and the cumulative period from
          October 18, 1989 (date of inception) to June 30, 1996................5

     Notes To Condensed Financial Statements...................................6

Item 2. Management's Discussion and Analysis of Financial Condition and
     Results of Operations ....................................................8

PART II  -  OTHER INFORMATION

Item 1.  Legal Proceedings ...................................................10

Item 2.  Changes in Securities ...............................................10

Item 3.  Default Upon Senior Securities ......................................10

Item 4.  Submission of Matters to a Vote of Security Holders .................10

Item 5.  Other Information ...................................................11

Item 6.  Exhibits and Reports on Form 8-K ....................................11

Exhibit 27.1 - Financial Data Schedule .......................................13

SIGNATURES ...................................................................12

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                      ILLINOIS SUPERCONDUCTOR CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEETS
                      JUNE 30, 1996 AND DECEMBER 31, 1995


                                                               JUNE 30, 1996             DECEMBER 31, 1995
                                                          ---------------------       -----------------------
                                                               (UNAUDITED)
ASSETS:
Current assets:
  Cash and cash equivalents                               $             296,847                   $   953,093
  Investments                                                         9,295,244                     5,083,809
  Receivables                                                            80,441                       310,529
  Inventory                                                           1,011,517                             -
  Prepaid expenses and other                                            168,331                       465,298
                                                          ---------------------       -----------------------
Total current assets                                                $10,852,380                   $ 6,812,729

Property and equipment:
  Property and equipment                                              5,448,049                     4,156,749
  Less: accumulated depreciation                                      1,385,091                       962,972
                                                          ---------------------       -----------------------
Net property and equipment                                            4,062,958                     3,193,777

Other assets:
  Restricted certificates of deposit                                    400,000                       862,500
  Other assets                                                          312,996                       236,760

                                                          ---------------------       -----------------------
                                                                        712,996                     1,099,260
                                                          ---------------------       -----------------------
Total assets                                              $          15,628,334       $            11,105,766
                                                          =====================       =======================
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Notes and accounts payable                              $           1,097,842       $               972,949
  Other current liabilities                                             355,462                       381,306
                                                          ---------------------       -----------------------
Total current liabilities                                             1,453,304                     1,354,255

Long term debt                                                          131,454                       509,079
Deferred occupancy costs                                                 66,433                        57,053
Stockholders' equity:
Common stock ($.001 par value); 15,000,000
 shares authorized and 4,574,716 and 3,998,952
 issued and outstanding at June 30, 1996 and
 December 31, 1995, respectively                                          4,574                         3,999
Additional paid-in capital                                           33,896,492                    24,670,560
Deferred compensation                                                  (25,310)                      (41,392)
Deficit accumulated during the development stage                   (19,898,613)                  (15,447,788)
                                                           -------------------        ----------------------
Total stockholders' equity                                          13,977,143                     9,185,379
                                                           -------------------        ----------------------
Total liabilities and stockholders' equity                 $        15,628,334                   $11,105,766
                                                           ===================        ======================


NOTE: The condensed balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


See Accompanying Notes to Condensed Financial Statements

                      ILLINOIS SUPERCONDUCTOR CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)




                                                                                                                   OCTOBER 18, 1989
                                    THREE MONTHS ENDED                    SIX MONTHS ENDED                       (DATE OF INCEPTION)
                                         JUNE 30,                             JUNE 30,                                TO JUNE 30,
                                --------------------------------     -----------------------------------       -------------------
                                      1996               1995                 1996          1995                    1996
                                -----------------    -----------     ---------------    ---------------        -------------------
Net revenues                    $      2,700        $         -       $     59,822     $        983                    $844,627
Cost of revenues                         844                  -             51,625              491                     680,316
                                ----------------     -----------    ----------------    ---------------        ------------------
Gross profit                           1,856                  -              8,197              492                     164,311

Expenses:
 Research and development          1,234,221          1,274,663          2,366,139        2,128,780                  10,155,230
 Selling and marketing               528,800            119,094            781,137          255,864                   2,015,181
 General and
  administrative                     790,508            703,603          1,613,420        1,445,804                   9,263,015
                                ------------       ------------       ------------     ------------                ------------
Total expenses                     2,553,529          2,097,360          4,760,696        3,830,448                  21,433,426
                                ------------       ------------       ------------     ------------                ------------
                                   2,551,673          2,097,360          4,752,499        3,829,956                  21,269,115

Other income (expense):        -------------       ------------       ------------     ------------                ------------
 Investment income                   156,110            117,708            320,594          289,348                   1,474,933
 Interest expense                     (8,921)            (9,719)           (18,920)         (17,545)                   (104,431)
                               -------------       ------------       ------------     ------------                -----------
                                     147,189            107,989            301,674          271,803                   1,370,502
                               -------------       ------------       ------------     ------------                ------------
Net loss                        $ (2,404,484)       $(1,989,371)      $ (4,450,825)    $ (3,558,153)               $(19,898,613)
                               =============       ============       ============     ============                ============

Net loss per common share       $      (0.53)       $    $(0.55)      $      (1.01)          $(0.99)

Weighted average number        =============       ============       ============     ============
of common shares
outstanding                        4,544,557          3,586,360          4,386,911        3,582,978
                               =============       ============       ============     ============



See Accompanying Notes to Condensed Financial Statements

     ILLINOIS SUPERCONDUCTOR CORPORATION
     (A DEVELOPMENT STAGE COMPANY)

     CONDENSED STATEMENTS OF CASH FLOWS
     (UNAUDITED)


                                                                                               OCTOBER 18, 1989 (DATE
                                                                 SIX MONTHS ENDED                  OF INCEPTION) TO
                                                                     JUNE 30,                          JUNE 30,
                                                       -------------------------------------   ------------------------
                                                                1996               1995                  1996
                                                       -----------------     ---------------   ------------------------
OPERATING ACTIVITIES:
Net loss                                                     $(4,450,825)         $(3,558,153)            $(19,898,613)
Adjustment to reconcile net loss to net cash used
  in operating activities:
 Depreciation and amortization                                   425,186              298,845                1,548,344
 Loss on disposal of property and equipment                            -                    -                   15,569
 Loss (gain) on available-for-sale securities                    (24,614)             (41,295)                  45,321
 Net (amortization) of bond (premiums) discounts                 (19,418)              (6,394)                 (38,835)
 Payment of patent costs                                         (79,304)             (23,803)                (327,349)
 Note receivable from officer                                          -                    -                  179,400
 Provision for interest on notes payable                               -                    -                   17,398
 Stock compensation expense                                       16,082               46,444                  389,126
 Cancellation of stock options                                    (5,440)                   -                  (63,576)
 Changes in operating assets and liabilities                    (348,799)            (449,269)                 190,102
                                                        ----------------      ---------------        ------------------
Net cash used in operating activities                         (4,487,132)          (3,733,625)             (17,943,113)

INVESTING ACTIVITIES:
Purchases of available-for-sale securities                   (29,604,489)          (1,796,285)             (53,356,443)
Sales of available-for-sale securities                                 -            3,993,766                7,553,685
Maturities of available-for-sale securities                   25,437,086            3,600,000               36,501,028
(Increase) decrease in certificates of deposit, net              462,500                    -                 (400,000)
Acquisitions of property and equipment                        (1,291,300)          (1,399,543)              (5,336,638)
Decrease in notes receivable from officers                                                                    (179,400)
                                                        ----------------      ----------------       ------------------
Net cash provided by (used in) investing activities           (4,996,203)           4,397,938              (15,217,768)

FINANCING ACTIVITIES:
Payments of organization costs                                         -                    -                  (64,495)
Proceeds from notes payable to stockholders                            -                    -                  550,000
Proceeds from issuance of preferred stock                              -                    -                4,907,500
Proceeds from issuance of common stock - net of
  offering costs                                               8,344,744                    -               27,062,394
Exercise of stock options                                        130,454                2,978                  236,165
Exercise of warrants                                             756,750                    -                  776,750
Proceeds from bank loan                                           92,182              500,000                  742,700
Payments on long-term debt                                      (497,041)             (12,500)                (541,900)
Payments under capital lease obligations                               -              (22,887)                (211,386)
                                                       ------------------    ----------------       ------------------
Net cash provided by financing activities                      8,827,089              467,591               33,457,728
                                                       ------------------    ----------------       ------------------
Increase (decrease) in cash and cash equivalents                (656,246)           1,131,904                  296,847
Cash and cash equivalents at beginning of period                 953,093               90,362                        -
                                                       -----------------     ----------------       ------------------
Cash and cash equivalents at end of period                      $296,847           $1,222,266                 $296,847
                                                       =================     ================        =================
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest                                           $18,920              $17,545                  $85,687
                                                       =================     ================        =================
Equipment capitalized under lease agreements                           -              $59,739                 $211,386
Conversion of notes payable and accrued interest      ==================     ================        =================
  to preferred and common stock                                        -                    -                 $567,398
                                                      ==================     =================       =================




See Accompanying Notes to Condensed Financial Statements

                      ILLINOIS SUPERCONDUCTOR CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for
interim financial information and with the instructions to Form   10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in Illinois Superconductor Corporation's annual report on Form 10-K for the year ended December 31, 1995.

NOTE 2 - NET LOSS PER COMMON SHARE

     Net loss per common share is computed based on the weighted average number of common shares outstanding. Common equivalent shares are not included in the net loss per share calculations since the effect of their inclusion would be antidilutive.

NOTE 3 - INVESTMENTS

     Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. All of the Company's investments are classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income.

     The following is a summary of available-for-sale securities at June 30, 1996:




                                                    AVAILABLE-FOR-SALE SECURITIES
                                                 ----------------------------------
                                                 AMORTIZED COST          FAIR VALUE
                                                 --------------          ----------
U. S. Treasury securities and obligations of
 U.S. government agencies                         $       $500,313      $       $500,313
U. S. corporate securities                               8,794,931             8,794,931
                                                  ----------------      ----------------
                                                  $     $9,295,244      $     $9,295,244
                                                  ================      ================

NOTE 4 - INVENTORIES

The components of inventory at June 30, 1996 consist of the following:


Raw materials..................            $   14,284
Work in process................               408,096
Finished product...............               589,137
                                           ----------
                                           $1,011,517
                                           =========


                      ILLINOIS SUPERCONDUCTOR CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

NOTE 5 - RESEARCH AND DEVELOPMENT EXPENSES

     In March 1993, the Company entered into a cost-sharing cooperative agreement with the United States Government under the Department of Commerce's Advanced Technology Program. The three year agreement was funded in one year increments and was subject to annual renewal by the United States Government. The expenses reimbursed under this agreement have been offset against the Company's related research and development expenses. The contract was completed in March 1996. Total research and development expenses for the six month periods ended June 30, 1996 and 1995 were as follows:



                                                         SIX MONTHS ENDED
                                                             JUNE 30,
                                                     -----------------------------
                                                       1996            1995
                                                     -----------      -----------
Total research and development expenses               $2,566,584      $2,349,033
 Less: reimbursements under cost-sharing agreement      (200,445)       (220,253)
                                                     -----------      ----------
Net research and development expenses                 $2,366,139      $2,128,780
                                                     ===========      ==========


NOTE 6 -  CAPITAL STOCK

     On February 9, 1996, the Board of Directors of the Company adopted a shareholder rights plan. Pursuant to such plan, a Series A Right is associated with, and trades with, each share of common stock outstanding. The record date for distribution of such Series A Rights was February 22, 1996, and for so long as the Series A Rights are associated with the common stock, each new share of common stock issued by the Company will include one Series A Right.

     On February 23, 1996, the Company completed the private placement and issuance of 408,526 shares of common stock at $21.80 per share. Proceeds, net of related expenses, approximated $8,440,000.

     In May 1996, the Securities and Exchange Commission declared effective the Company's Form S-3 Registration Statement to register 2,994,048 shares of the Company's common stock for potential future resale. Of those shares registered, 1,843,397 shares were previously issued and 1,150,651 shares were available for issuance on that date upon the exercise of certain outstanding warrants.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Illinois Superconductor Corporation (the "Company") was founded in 1989 by ARCH Development Corporation, an affiliate of The University of Chicago, to commercialize superconducting technologies developed initially at Argonne National Laboratory. Since its inception, the Company has been in the development stage, primarily engaging in research and development activities, both internally funded and under government funded contracts and cooperative agreements, recruiting technical and administrative personnel and raising capital. To date, the Company has received virtually all of its revenues from government research contracts and cooperative agreements, and to a very limited extent from sales of its commercial products. The Company generated its first revenues in 1991 and has incurred cumulative losses of $19,898,613 from inception to June 30, 1996.

     Throughout its development stage, the Company's primary focus has been to use its patented and proprietary high temperature superconducting (HTS) materials technologies to develop radio frequency (RF) component products for the cellular telephone and other wireless telecommunications markets. In November 1995, the Company began the first field trials of its SpectrumMaster(TM) line of RF preselector filters. A continuing series of field trials now ongoing with major cellular telephone operators. SpectrumMaster(TM) product field trials are conducted in commercially operational cell sites, and are considered essential steps in a cellular operator's adoption of a new product for use in its network.

     In July 1996, the Company received its first commercial order for its SpectrumMaster(TM) superconducting cellular filter products. The Company believes it will begin shipping commercial units of its SpectrumMaster(TM) cellular filter products during the third quarter of 1996.

RESULTS OF OPERATIONS

     The Company's net revenues increased to $2,700 and $59,822 in the second quarter and first six months ended June 30, 1996, respectively, from $0 and $983 in the same periods in 1995. Current period revenues primarily resulted from work performed under a government research and development contract which was completed in March 1996 and to a lesser extent from sales of its commercial products while prior period revenues resulted from sales of its commercial products. The Company does not expect net revenues to increase materially unless and until it ships a significant number of its superconducting cellular filter products.

     Cost of revenues increased to $844 and $51,625 in the second quarter and first six months ended June 30, 1996, respectively, compared to $0 and $491 in the same periods in 1995. The second quarter costs consisted primarily of the allocation of the research and development expenses attributable to the commercial products while costs for the first six months consisted primarily of the research and development expenses associated with the government contract, which included engineering personnel, engineering materials and other overhead costs. Prior period costs consisted of the allocation of the research and development expenditures attributable to the commercial products.

     The Company's internally funded research and development expenses for the second quarter and first six months of 1996 were $1,234,221 and $2,366,139 respectively compared to $1,274,663 and $2,128,780 in the same periods in 1995. The Company incurred increased expenditures as it expanded its SpectrumMaster(TM) product line and continued to support growth of its internal research and development activities through hiring of additional personnel and expenditures on materials and services to support ongoing product development and field trials. Under the terms of the three-year government cooperative agreement entered into in March 1993, the United States Government agreed to share costs of certain of the Company's research efforts. The contract was completed in March 1996. Funding of $0 and $200,445 for the second quarter and first six months of 1996 has been offset against the related research and development costs. This compares to $100,831 and $220,253 in the same periods in 1995.

     Selling and marketing and general and administrative expenses for the second quarter and first six months of 1996 increased to $1,319,308 and $2,394,557, respectively, from $822,697 and $1,701,668 in the same periods in 1995. The increases were attributable to the addition of sales and marketing personnel, increased expenditures for field tests, product marketing and advertising efforts and occupancy costs as a result of its move to a new facility. Selling and marketing expenses are expected to continue to increase during the remainder of 1996 due to a broadened product marketing effort for the Company's RF filter products.

     Investment income, net of interest expense, for the second quarter and first six months of 1996 increased to $147,189 and $301,674, respectively, from $107,989 and $271,803 in the same periods in 1995. The increase was primarily due to the larger investment portfolio resulting from the Company's private placement completed in February 1996 and the Company's sale of available-for-sale securities for a net realizable gain of $25,139 in the first quarter of 1996, which were offset partially by lower yields on its investment portfolio in 1996 compared to yields in 1995.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1996, the Company's cash, cash equivalents and investments, including certain restricted investments, totaled approximately $9,992,000.

     On May 17, 1996, the Company borrowed $92,000 under an existing $250,000 secured credit facility with a bank. The loan agreement requires monthly principal and interest payments of $2,916 through May 17, 1999 with interest at 8.5%. The agreement is collateralized by certain manufacturing and lab equipment.

     On June 18, 1996 the Company retired $437,500 of bank debt secured by a certificate of deposit.

     During the first six months of 1996, the Company began manufacturing units in its SpectrumMaster(TM) line of cellular filters in anticipation of commercial orders. Accumulated costs reflected in inventory as of June 30, 1996 totaled $1,012,000.

     As of June 30, 1996, the Company estimates it will incur additional investments for machinery, equipment and leasehold improvements associated with the initiation of commercial production of its planned wireless telecommunications products of approximately $2.1 million during the next 6 months. Without consideration of any funds from new government contracts or cooperative agreements, or from the sale of its SpectrumMaster(TM) products, the Company believes that its available cash, cash equivalents and investments provide sufficient funds to meet the Company's current operating plans and debt service requirements for at least the next 12 months. The Company will continue to evaluate its needs for capital and may pursue additional sources of capital it considers appropriate based upon Company requirements and market conditions.

     Statements contained in this Form 10-Q that are not historical facts are forward looking statements that are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. See the Company's Current Report on Form 8-K, dated March 29, 1996 and its other filings with the Securities and Exchange Commission for the important factors which could cause the Company's actual results for 1996 and beyond to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company.

                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          On June 5, 1996, Craig M. Siegler filed a complaint against the Company in the Circuit Court of Cook County, Illinois, County Department, Chancery Division. The complaint alleges that, in connection with the Company's private placement of securities in November 1995, the Company breached and repudiated an oral contract with Mr. Siegler for the issuance and sale by the Company to Mr. Siegler of 370,370.37 shares of the Company's common stock, plus warrants (immediately exercisable at $13.00 per share) to purchase an additional 370,370.37 shares of the Company's common stock, for a total price of $4,000,000. The sole remedy sought by Mr. Siegler is a sale to him of such securities on the terms of the November 1995 private placement. The Company has filed a motion to dismiss the complaint, which is pending. The Company believes that the suit is without merit and intends to continue to defend itself vigorously in this litigation. The Company believes that the ultimate resolution of this litigation will not have a material adverse effect on the financial condition or operations of the Company.



ITEM 2.  CHANGES IN SECURITIES  -  Not Applicable

ITEM 3.  DEFAULT UPON SENIOR SECURITIES  -  Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS



     a) The Annual Meeting of Stockholders of the Company was held on June 13, 1996.
     b) The stockholders voted to re-elect two Class III directors to the Company's Board of Directors:


                                          AUTHORITY                 BROKER
DIRECTORS                FOR     AGAINST  WITHHELD   ABSTENTIONS   NON-VOTES
- ---------             ---------  -------  ---------  -----------  -----------
Leonard A. Batterson  3,583,042  -------   61,285     ---------   -----------
Steven Lazarus        3,583,042  -------   61,285     ---------   -----------

          Peter Fuss, Ora E. Smith and Paul G. Yovovich continue as members of the Company's Board of Directors.

     c) The stockholders also voted to (1) approve an amendment to the Illinois Superconductor Corporation 1993 Amended and Restated Stock Option Plan providing an additional 400,000 option shares and an increase in the number of options granted annually to outside directors. Results of the voting were as follows:


                    AUTHORITY                BROKER
   FOR     AGAINST  WITHHELD   ABSTENTIONS  NON-VOTES
- ---------  -------  ---------  -----------  ---------
1,972,211  176,670  ---------    38,857     1,456,589

          and, (2) to ratify the selection by the Board of Directors of Ernst & Young LLP as the independent auditors of the Company's financial statements for the year ended December 31, 1996 as follows as follows:


                    AUTHORITY                BROKER
   FOR     AGAINST  WITHHELD   ABSTENTIONS  NON-VOTES
- ---------  -------  ---------  -----------  ---------
3,454,461  168,385  ---------    21,481     ---------

ITEM 5. OTHER INFORMATION  -  Not Applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


          A. EXHIBITS

             Exhibit 27.1 - Financial Data Schedule

          B. REPORTS ON FORM 8-K  -  Not Applicable

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         ILLINOIS SUPERCONDUCTOR CORPORATION
                                         Registrant






Date:  August 12, 1996           By:     /s/ Ora E. Smith
                                        -----------------------------------
                                         Ora E. Smith
                                         President and Chief Executive Officer





Date:  August 12, 1996           By:     /s/ Stephen G. Wasko
                                 ------------------------------------------
                                         Stephen G. Wasko
                                         Vice President and Chief Financial
                                         Officer