Form 10-Q
period 1996-09-30
ILLINOIS SUPERCONDUCTOR CORPORATION
filed 1996-11-14
CIK 888693

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


              For the Quarterly Period Ended:  September 30, 1996


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


       Registrant's telephone number, including area code: (847) 391-9400



     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ---      ---
     As of November 1, 1996 there were outstanding 4,667,130 shares of common stock, par value $.001, of the registrant.

                      ILLINOIS SUPERCONDUCTOR CORPORATION
                        QUARTER ENDED SEPTEMBER 30, 1996

                                     INDEX
                                                                            PAGE
                                                                            ----
PART I  -  FINANCIAL INFORMATION

Item 1. Financial Statements ................................................ 3

     Condensed Balance Sheets as of September 30, 1996 (unaudited) and
          December 31, 1995 ................................................. 3

     Condensed Statements of Operations (unaudited) for the three months ended September 30, 1996 and 1995, and the nine months ended September 30, 1996 and 1995 and the cumulative period from October 18, 1989 (date of inception) to September 30,
          1996 .............................................................. 4

      Condensed Statements of Cash Flows (unaudited) for the nine months ended September 30, 1996 and 1995 and the cumulative period from October 18, 1989 (date of inception) to September 30,
          1996 .............................................................. 5

     Notes to Condensed Financial Statements ................................ 6



Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations ........................................... 8

PART II  -  OTHER INFORMATION

Item 1.  Legal Proceedings ................................................. 10

Item 2.  Changes in Securities ............................................. 10

Item 3.  Default Upon Senior Securities .................................... 10

Item 4.  Submission of Matters to a Vote of Security Holders ............... 10

Item 5.  Other Information ................................................. 10

Item 6.  Exhibits and Reports on Form 8-K ......................,........... 10

SIGNATURES ................................................................. 11

List of Exhibits:

       Exhibit 27.1 - Financial Data Schedule .............................. 12

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      ILLINOIS SUPERCONDUCTOR CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEETS
                    SEPTEMBER 30, 1996 AND DECEMBER 31, 1995


                                                 SEPTEMBER 30, 1996        DECEMBER 31, 1995
                                                 ------------------        -----------------
                                                    (UNAUDITED)

ASSETS:
Current assets:
   Cash and cash equivalents                            $    36,052           $   953,093
   Investments                                            5,319,321             5,083,809
   Receivables                                               80,599               310,529
   Inventory                                                664,239                     -
   Prepaid expenses and other                                82,767               465,298
                                                        -----------           -----------
Total current assets                                      6,182,978             6,812,729

Property and equipment:
   Property and equipment                                 7,605,544             4,156,749
   Less: accumulated depreciation                         1,754,123               962,972
                                                        -----------           -----------
Net property and equipment                                5,851,421             3,193,777

Other assets:
   Restricted certificates of deposit                       400,000               862,500
   Other assets                                             339,405               236,760
                                                        -----------           -----------
                                                            739,405             1,099,260
                                                        -----------           -----------
Total assets                                            $12,773,804           $11,105,766
                                                        ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Notes and accounts payable                           $   873,344           $   972,949
   Other current liabilities                                447,858               381,306
                                                        -----------           -----------
Total current liabilities                                 1,321,202             1,354,255

Long term debt                                              111,160               509,079
Deferred occupancy costs                                     71,124                57,053

Stockholders' equity:
   Common stock ($.001 par value);
    15,000,000 shares authorized and
    4,665,427 and 3,998,952 issued and
    outstanding at September 30, 1996 and
    December 31, 1995, respectively                           4,665                 3,999
   Additional paid-in capital                            34,415,927            24,670,560
   Deferred compensation                                    (19,583)              (41,392)
   Deficit accumulated during the
    development stage                                   (23,130,691)          (15,447,788)
                                                        -----------           -----------
Total stockholders' equity                               11,270,318             9,185,379
                                                        -----------           -----------
Total liabilities and stockholders' equity              $12,773,804           $11,105,766
                                                        ===========           ===========

NOTE: The condensed balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.



See Accompanying Notes to Condensed Financial Statements.

                      ILLINOIS SUPERCONDUCTOR CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)




                                                                                                              OCTOBER 18, 1989
                                  THREE MONTHS ENDED                        NINE MONTHS ENDED                (DATE OF INCEPTION)
                                     SEPTEMBER 30,                            SEPTEMBER 30,                   TO SEPTEMBER 30,
                               ----------------------------           ------------------------------         -------------------
                                   1996             1995                  1996               1995                    1996
                               -----------      -----------           -----------        -----------         -------------------
Net revenues                   $    25,000      $     4,665           $    84,822        $     5,648           $    869,627
Cost of revenues                    25,000            2,333                76,625              2,824                705,316
                               -----------      -----------           -----------        -----------           -----------
Gross profit                             -            2,332                 8,197              2,824                164,311

Expenses:
  Research and
  development                    1,927,813        1,310,920             4,293,952          3,439,700             12,083,043
  Selling and marketing            564,795           89,262             1,345,932            345,126              2,579,976
  General and
  administrative                   843,738          618,175             2,457,158          2,063,979             10,106,753
                               -----------      -----------           -----------        -----------           -----------
Total expenses                   3,336,346        2,018,357             8,097,042          5,848,805             24,769,772
                               -----------      -----------           -----------        -----------           -----------
                                 3,336,346        2,016,025             8,088,845          5,845,981             24,605,461
Other income (expense):
  Investment income                108,690           87,940               429,284            377,288              1,583,623
  Interest expense                  (4,422)          (9,667)              (23,342)           (27,212)              (108,853)
                               -----------      -----------           -----------        -----------           -----------
                                   104,268           78,273               405,942            350,076              1,474,770
                               -----------      -----------           -----------        -----------           -----------
Net loss                       $(3,232,078)     $(1,937,752)          $(7,682,903)       $(5,495,905)          $(23,130,691)
                               ===========      ===========           ===========        ===========           ============
Net loss per common
  share                        $     (0.70)     $     (0.54)          $     (1.72)       $     (1.53)
                               ===========      ===========           ===========        ===========
Weighted average
  number of common
  shares outstanding             4,621,358        3,594,086             4,465,630          3,586,722
                               ===========      ===========           ===========        ===========



See Accompanying Notes to Condensed Financial Statements

                     ILLINOIS SUPERCONDUCTOR CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)

                      CONDENSED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)


                                                                     NINE MONTHS ENDED               OCTOBER 18, 1989
                                                                       SEPTEMBER 30,                (DATE OF INCEPTION)
                                                             ----------------------------------      TO SEPTEMBER 30,
                                                                 1996                  1995                  1996
                                                             ------------          ------------         -------------
OPERATING ACTIVITIES:
Net loss                                                     $ (7,682,903)         $ (5,495,905)        $ (23,130,691)
Adjustments to reconcile net loss to net cash used
    in operating activities:
  Depreciation and amortization                                   795,753               475,983             1,918,911
  Loss on disposal of property and equipment                            -                     -                15,569
  Loss (gain) on available-for-sale securities                    (24,614)              (25,412)               45,321
  Net (amortization) of bond (premiums) discounts                 (19,418)               (8,925)              (38,835)
  Payment of patent costs                                        (107,246)              (49,838)             (355,291)
  Note receivable from officer                                          -                     -               179,400
  Provision for interest on notes payable                               -                     -                17,398
  Stock compensation expense                                       21,809                65,989               394,853
  Cancellation of stock options                                    (5,440)                    -               (63,576)
  Changes in operating assets and liabilities                     (55,801)             (204,048)              483,100
                                                             ------------          ------------          ------------
Net cash used in operating activities                          (7,077,860)           (5,242,156)          (20,533,841)
INVESTING ACTIVITIES:
Purchases of available-for-sale securities                    (29,541,563)           (1,820,123)          (53,293,517)
Sales of available-for-sale securities                                  -             4,288,766             7,553,685
Maturities of available-for-sale securities                    29,350,083             4,100,000            40,414,025
(Increase) decrease in certificates of deposit, net               462,500                     -              (400,000)
Acquisitions of property and equipment                         (3,448,795)           (1,684,961)           (7,494,133)
Decrease in notes receivable from officers                              -                     -              (179,400)
                                                             ------------          ------------          ------------
Net cash provided by (used in) investing activities            (3,177,775)            4,883,682           (13,399,340)
FINANCING ACTIVITIES:
Payments of organization costs                                          -                     -               (64,495)
Proceeds from notes payable to stockholders                             -                     -               550,000
Proceeds from issuance of preferred stock                               -                     -             4,907,500
Proceeds from issuance of common stock - net of
  offering costs                                                8,333,478                     -            27,051,128
Exercise of stock options                                         217,946                 2,978               323,657
Exercise of warrants                                            1,200,049                20,000             1,220,049
Proceeds from bank loan                                            92,182               500,000               742,700
Payments on long-term debt                                       (505,061)              (25,000)             (549,920)
Payments under capital lease obligations                                -               (36,636)             (211,386)
                                                             ------------          ------------          ------------
Net cash provided by financing activities                       9,338,594               461,342            33,969,233
                                                             ------------          ------------          ------------
Increase (decrease) in cash and cash equivalents                 (917,041)              102,868                36,052
Cash and cash equivalents at beginning of period                  953,093                90,362                     -
                                                             ------------          ------------          ------------
Cash and cash equivalents at end of period                   $     36,052          $    193,230          $     36,052
                                                             ============          ============          ============

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest                                       $     23,342          $     27,212          $     90,109
                                                             ============          ============          ============

Equipment capitalized under lease agreements                 $          -          $     59,739          $    211,386
                                                             ============          ============          ============
Conversion of notes payable and accrued interest to
  preferred and common stock                                 $          -          $          -          $    567,398
                                                             ============          ============          ============


See Accompanying Notes to Condensed Financial Statements

                      ILLINOIS SUPERCONDUCTOR CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in Illinois Superconductor Corporation's annual report on Form 10-K for the year ended December 31, 1995.

NOTE 2 - NET LOSS PER COMMON SHARE

     Net loss per common share is computed based on the weighted average number of common shares outstanding. Common equivalent shares are not included in the net loss per share calculations since the effect of their inclusion would be antidilutive.

NOTE 3 - INVESTMENTS

     Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. All of the Company's investments are classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of income taxes, reported in a separate component of stockholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income.

     The following is a summary of available-for-sale securities at September 30, 1996:

                                         AVAILABLE-FOR-SALE SECURITIES
                                       ----------------------------------
                                         AMORTIZED COST       FAIR VALUE
                                         -------------        ----------
U. S. Treasury securities and
obligations of U.S. government agencies  $   500,313          $   500,313
U. S. corporate debt securities            4,819,008            4,819,008
                                         -----------          -----------
                                         $ 5,319,321          $ 5,319,321
                                         ===========          ===========

NOTE 4 - INVENTORIES

Inventories at September 30, 1996 consist of the following:


     Raw materials...............  $ 92,563
     Work in process.............   171,676
     Finished product ...........   400,000
                                   --------
                                   $664,239
                                   ========

                      ILLINOIS SUPERCONDUCTOR CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

NOTE 5 - RESEARCH AND DEVELOPMENT EXPENSES

     In March 1993, the Company entered into a cost-sharing cooperative agreement with the United States Government under the Department of Commerce's Advanced Technology Program. The three year agreement was funded in one year increments and was subject to annual renewal by the United States Government. The expenses reimbursed under this agreement have been offset against the Company's related research and development expenses. The contract was completed in March 1996. Total research and development expenses for the nine month periods ended September 30, 1996 and 1995 were as follows:


                                                NINE MONTHS ENDED
                                                  SEPTEMBER 30,
                                           -------------------------
                                             1996             1995
                                           --------         ---------

Total research and development expenses    $4,494,397      $3,806,450
Less: reimbursements under
cost-sharing agreement                       (200,445)       (366,750)
                                           ----------      ----------
Net research and development expenses      $4,293,952      $3,439,700
                                           ==========      ==========

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

     On February 23, 1996, the Company completed the private placement and issuance of 408,526 shares of common stock at $21.80 per share. Proceeds, net of related expenses, approximated $8,333,000.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Illinois Superconductor Corporation (the "Company") was founded in 1989 by ARCH Development Corporation, an affiliate of The University of Chicago, to commercialize superconducting technologies developed initially at Argonne National Laboratory. Since its inception, the Company has been in the development stage, primarily engaging in research and development activities, both internally funded and under government funded contracts. To date, the Company has received virtually all of its revenues from government research contracts. The Company generated its first revenues in 1991 and has incurred cumulative losses of $23,130,691 from inception to September 30, 1996.

     Throughout its development stage, the Company's primary focus has been to use its patented and proprietary high temperature superconducting ("HTS") materials technologies to develop radio frequency ("RF") component products designed to enhance the quality and capacity of cellular telephone and other wireless telecommunications services. During the third quarter of 1996, the Company received the first commercial orders for, as well as delivered and installed the first commercial unit, of its SpectrumMasterTM product line. After the end of the third quarter, the Company received an additional commercial order from another leading cellular operator which is currently scheduled for shipment later this year. The Company currently has a series of field trials ongoing with a number of potential customers. These field trials are considered a useful tool in a cellular operator's decision to purchase the Company's products.

     The Company generates revenues from government research and development contracts and from product sales. While government research and development contracts have historically provided the Company's primary source of revenue, the Company believes that they will not be a significant source of revenue in the future. Product revenues have been derived from sales of the Company's SpectrumMasterTM filter products and HTS instrumentation products. The Company expects sales of its filter products to increase and sales of its instrumentation products to decrease.

RESULTS OF OPERATIONS

     The Company's revenues increased to $25,000 and $84,822 for the three months and nine months ended September 30, 1996, respectively, from $4,665 and $5,648 for the same periods in 1995. Revenues for the three months ended September 30, 1996 resulted from the first sale of the Company's SpectrumMasterTM RF filters. Revenues for the nine months of 1996 consisted primarily of work performed under a government research and development contract which was completed in March 1996 and SpectrumMasterTM product revenues. Prior period revenues resulted from sales of HTS instrumentation products.

     Cost of revenues increased to $25,000 and $76,625 for the three months and nine months ended September 30, 1996, respectively, from $2,333 and $2,824 for the same periods in 1995. Cost of revenues for the three months ended September 30, 1996 consisted primarily of material and labor costs associated with the products sold. Cost of revenues for the nine months ended September 30, 1996 consisted primarily of research and development expenses associated with the government contract and material and labor costs associated with the products sold. Prior period cost of revenues consisted of research and development expenditures attributable to the HTS instrumentation products.

     The Company's net research and development expenses for the three months and nine months ended September 30, 1996 were $1,927,813 and $4,293,952, respectively, compared to $1,310,920 and $3,439,700 for the same periods in 1995. The Company incurred increased expenditures to expand its SpectrumMasterTM product line, develop and implement its manufacturing processes and also to conduct advanced research and development activities. These expenditures consisted primarily of increased personnel costs and increases in materials and supplies expenses. Under the terms of the three-year government cooperative agreement entered into in March 1993, the United States Government agreed to share costs of certain of the Company's research efforts. The contract was completed in March 1996. Funding of $0 and $200,445 for the three months and nine months ended September 30, 1996, respectively, has been offset against the related research and development costs. This compares to an offset of $146,497 and $366,750 for the same periods in 1995. All research and development costs expended to date for development of new products and enhancements to existing products have been expensed as incurred.

     Selling and marketing expenses increased to $564,795 and $1,345,932 for the three months and nine months ended September 30, 1996, respectively, from $89,262 and $345,126 for the same periods in 1995. The increases were attributable to the addition of sales, marketing and field service personnel, increased expenditures to conduct customer field trials and expanded product marketing and advertising efforts. Selling and marketing expenses are expected to continue to increase over the next several quarters due to broadened product sales efforts for the Company's RF filter products.

     General and administrative expenses increased to $843,738 and $2,457,158 for the three months and nine months ended September 30, 1996, respectively, from $618,175 and $2,063,979 for the same periods in 1995. The increases were attributable to increased occupancy costs as a result of the Company's move to its new facility and increased legal and other financial services expenses.

     Other income for the three months and nine months ended September 30, 1996 increased to $104,268 and $405,942, respectively, from $78,273 and $350,076 for the same periods in 1995. The increase was primarily due to the larger fixed income portfolio which resulted from the Company's private placement completed in February 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations since inception primarily through public and private equity financings which raised approximately $34 million. In November 1995 and February 1996, the Company completed private placements which raised approximately $3.6 million and $8.3 million, respectively, net of expenses. At September 30, 1996, the Company's cash, cash equivalents and investments, including certain restricted investments was approximately $5,755,000, reflecting a decrease of approximately $1,144,000, from $6,899,000 at December 31, 1995.

     During 1995 and 1996, the Company financed a portion of its leasehold improvements and capital equipment through various borrowings approximating $650,000. The remaining balance of $193,000 outstanding at September 30, 1996 is secured by capital equipment.

     The Company to date has generated limited revenues from product sales.
The Company invested approximately $3 million during the nine months ended September 30, 1996 in manufacturing plant and equipment. The development and expansion of the Company's SpectrumMasterTM product line will require continued commitment of substantial funds to conduct product development and field test activities to establish commercial-scale manufacturing of and to market the product line. The actual amount of the Company's future funding requirements will depend on many factors, including: the amount and timing of future revenues, the level of product marketing and sales efforts to support the Company's commercialization efforts, the magnitude of its research and product development programs, the cost of additional plant and equipment for manufacturing, and the costs involved in protecting the Company's patents and other intellectual property. As a result of these requirements, the Company will require and is currently seeking additional financing, including the possible issuance of additional equity securities. Although the Company believes that it will have access to the funding required for at least the next 12 months of operations, there can be no assurance that such funding will be available on acceptable terms, or at all.

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

                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

               On June 5, 1996, Craig M. Siegler filed a complaint against the Company in the Circuit Court of Cook County, Illinois, County Department, Chancery Division. The complaint alleged that, in connection with the Company's private placement of securities in November 1995, the Company breached and repudiated an oral contract with Mr. Siegler for the issuance and sale by the Company to Mr. Siegler of 370,370.37 shares of the Company's common stock, plus warrants (immediately exercisable at $12.96 per share) to purchase an additional 370,370.37 shares of the Company's common stock, for a total price of $4,000,000. The remedy sought by Mr. Siegler was a sale to him of such securities on the terms of the November 1995 private placement.

               On August 16, 1996, the Company's motion to dismiss Mr. Siegler's complaint was granted with leave to amend. On September 19, 1996, Mr. Siegler's motion for reconsideration was denied. On October 9, 1996, Mr. Siegler filed his First Amended Verified Complaint and Jury Demand, seeking a jury trial and money damages equal to the difference between $8,800,000 (370,370.37 shares at $10.80 per share and 370,370.37 shares at $12.96 per share) and 740,740.74 shares multiplied by the highest price at which the Company's stock traded on Nasdaq National Market between November 20, 1995 and the date of judgment. Mr. Siegler also preserved his claim for specific performance for purposes of appeal. On November 1, 1996, the case was transferred to the Circuit Court of Cook County, Illinois, County Department, Law Division. The Company's answer to the complaint is due November 21, 1996 and discovery has begun. The Company believes that the suit is without merit and intends to continue to defend itself vigorously in this litigation. However, if Mr. Siegler prevails in this litigation and is awarded damages in accordance with the formula described above, such judgment would have a material adverse effect on the financial condition and operations of the Company.


ITEM 2.   CHANGES IN SECURITIES  -  Not Applicable

ITEM 3.   DEFAULT UPON SENIOR SECURITIES  -  Not Applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  -  Not Applicable

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


                                  ILLINOIS SUPERCONDUCTOR CORPORATION
                                  Registrant



Date:  November 14, 1996       By:  /s/ Ora E. Smith
                                  ------------------------------------------
                                  Ora E. Smith
                                  President and Chief Executive Officer





Date:  November 14, 1996       By:  /s/ Stephen G. Wasko
                                  ------------------------------------------
                                  Stephen G. Wasko
                                  Vice President and Chief Financial Officer