Form 10-K
period 1996-12-31
ILLINOIS SUPERCONDUCTOR CORPORATION
filed 1997-03-25
CIK 888693

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996
                         Commission File Number 0-22302

                      ILLINOIS SUPERCONDUCTOR CORPORATION
             (Exact name of registrant as specified in its charter)


             DELAWARE                                 36-3688459
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)

               451 KINGSTON COURT, MOUNT PROSPECT, ILLINOIS 60056
              (Address of principal executive offices) (zip code)

      Registrant's telephone number, including area code:  (847) 391-9400

       Securities registered pursuant to Section 12(b) of the Act:  NONE

          Securities registered pursuant to Section 12(g) of the Act:
                    COMMON STOCK, PAR VALUE $.001 PER SHARE
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No ___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant, based upon the last reported sale price of the registrant's Common Stock on March 20, 1997 was $75,455,474.

         The number of shares outstanding of the registrant's Common Stock, par value $.001, as of March 20, 1997 was 5,023,510.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

================================================================================

                                     PART I


ITEM 1.   BUSINESS

        Because Illinois Superconductor Corporation (the "Company") wants to provide investors with more meaningful and useful information, this Annual Report on Form 10-K (the "Form 10-K") contains, and incorporates by reference, certain forward-looking statements (as such term is defined in the rules promulgated pursuant to the Securities Act of 1933, as amended (the "Securities Act")) that reflect the Company's current expectations regarding the future results of operations and performance and achievements of the Company. Such forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company has tried, wherever possible, to identify these forward-looking statements by using words such as "anticipate," "believe," "estimate," "expect" and similar expressions. These statements reflect the Company's current beliefs and are based on information currently available to it. Accordingly, these statements are subject to certain risks, uncertainties and assumptions, including the factors set forth under the heading "Risk Factors" in the Company's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on the date hereof, which could cause the Company's future results, performance or achievements to differ materially from those expressed in, or implied by, any of these statements. The Company undertakes no obligation to release publicly the results of any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events.

GENERAL

         The Company develops, manufactures and markets high performance products for wireless telecommunications markets based on its proprietary high temperature superconductor ("HTS") materials, radio frequency ("RF") filter design and cryogenic technologies. Superconductor materials, when cooled below a critical temperature, are able to transmit an electrical current with either no or minimal loss of energy. Because of this minimal energy loss, superconductors are attractive for a wide range of commercial applications.

         The wireless telecommunications industry has experienced significant growth in recent years, which has led to increased competition among service providers, rapid growth in base station installations and significant increases in RF interference. By reducing the effects of this interference, the Company's RF filter products enable cellular and Personal Communications Services ("PCS") service providers to improve the quality and increase the coverage, capacity and flexibility of their networks in an economical manner. The Company's RF filter products, which are based on superconductor technology, offer the following performance benefits:

         - call quality is improved and the frequency of blocked or dropped calls is reduced because adjacent band interference from competing wireless service providers and other radio services is reduced;

         - coverage gaps between base stations are reduced because the radio range of these base stations is extended, thereby minimizing the number of base stations required in a wireless network;

         - network call carrying capacity is increased because channels which were previously unusable due to adjacent band interference now become available; and

         - flexibility in the location of base stations is improved because wireless service providers can locate base stations in areas where RF interference or other restrictions currently inhibit operations.

         The Company currently offers two product lines to address the needs of cellular and PCS service providers. The SpectrumMaster(TM) product line is designed primarily to improve the RF performance of cellular and PCS systems in high interference environments, including urban areas and near airports. The RangeMaster(TM) product line combines the interference rejection advantages of a SpectrumMaster(TM) filter with a cryogenically-cooled low-noise amplifier. RangeMaster(TM) is designed to serve the range extension needs of rural, suburban or small city cellular and PCS operators. In addition, the Company is developing other products based on its core technologies, including adapting current products to meet the specific needs of international wireless markets and developing RF transmitter products.

         The Company has completed 14 field trials with several major cellular service providers. As a result of these field trials and other marketing initiatives, the Company has received orders from certain of these service providers for commercial units. In the third quarter of 1996, the Company began shipping its first RF filter products to the cellular market, which were installed and accepted into customers' commercially operational base stations. In addition, the Company has received orders for its products from certain other customers who have not participated in field trials.

INDUSTRY BACKGROUND

         The wireless telecommunications industry has experienced significant growth, both domestically and internationally, in recent years. This growth has been attributable primarily to the widespread availability of wireless services, continued decreases in the price of service and equipment, deregulation, introduction of new technologies and increased RF spectrum availability. This growth in the popularity of wireless services has led to significant increases in competition among service providers, numbers of base stations and RF interference.

         In addition to the growth of the wireless communications market, new digital technologies are rapidly being introduced into the marketplace, including Time Division Multiple Access, Global System for Mobile Telecommunications ("GSM") and Code Division Multiple Access ("CDMA").
Although analog technology represents the most widely deployed cellular protocol, it has several limitations, including inconsistent service quality and inefficient use of the radio spectrum. Digital cellular technologies are being implemented or deployed in cellular networks to address some of the shortcomings of analog technology. Digital technologies, however, do not fully resolve these shortcomings and have other limitations.

         To date, cellular telephone has been the largest segment of the wireless communications market. According to the Cellular Telecommunications Industry Association ("CTIA"), as of December 1996, there were over 44 million cellular subscribers in the U.S. In addition, industry publications indicate that the current worldwide market for wireless services is in excess of 100 million subscribers. According to the CTIA, there are in excess of 30,000 cellular base stations in the U.S. The Company believes that there are currently in excess of 60,000 cellular base stations worldwide and that this number is increasing rapidly as cellular service providers increase capacity to meet subscriber growth. PCS represents the most significant new wireless service currently being deployed in the U.S. PCS is based on digital technologies and is designed to provide subscribers with additional choices of carriers, improved signal quality, increased services and greater data transmission capabilities. Industry sources estimate that there were approximately 6,000 PCS base stations in service at the end of 1996 and forecast that over 100,000 PCS base stations will be built in the U.S. over the next four years. PCS services are also being implemented in other countries around the world.

         The Company believes that competition for subscribers will continue to intensify as the U.S. and foreign governments continue deregulating the telecommunications industry, allocating more spectrum and allowing additional service providers to enter markets with new services. Increased competition is causing service providers to differentiate themselves on the basis of quality, price and coverage. The intensity of competition is evidenced by an ongoing movement of customers among carriers. This customer movement can reduce service providers' revenues while increasing their marketing costs.

         The rapid growth and increased competition experienced by the wireless telecommunications industry have increased the difficulty of providing quality wireless services. Wireless service providers face the challenge of providing quality services in this environment which is increasingly characterized by RF interference and congestion. In addition, the rapid rate of growth and community concerns have affected the manner in which service providers locate their base stations. Base stations provide the link between a wireless user and the telecommunications network and are being positioned closer together, often in the same location, which results in RF interference problems. There has also been an increase in the use of portable handheld phones which transmit weaker signals than mobile, or car-mounted, phones and therefore base stations do not receive their signal as well as those from mobile phones. As a result, cellular networks which were laid out based on mobile phone power levels have in many areas developed coverage gaps which operators must fill in to satisfy their goals of providing seamless coverage. Furthermore, in order to compete with these already broadly deployed cellular networks, PCS service providers need to deploy coverage quickly and with the lowest possible capital investment.

         The Company believes that the resulting demands on system performance will lead service providers to invest in new infrastructure technologies, such as high performance RF filters, to address their growth and quality needs. RF filters are used in wireless networks to process radio signals received from a base station's antenna and provide as "clean" and strong a signal as possible to the other radio equipment in the wireless base station system. Traditional filters suffer substantial performance limitations due to energy loss experienced by the types of materials used. Wireless service providers therefore have a need for RF filtering with much higher performance characteristics than are currently available using conventional technology. The Company believes that the changing market conditions, the drive to implement new technologies and the technical issues faced by wireless service providers create significant opportunities for new equipment suppliers.

THE COMPANY'S SOLUTION

         The Company's products are designed to address the high performance RF filter needs of domestic and international commercial wireless systems by providing the following advantages:

         - Improved Call Quality. The Company's RF filter products improve call quality by reducing dropped and blocked calls. During field trials in urban cellular locations, the Company's RF filter products have typically demonstrated a 20 to 40% reduction in dropped calls caused by out-of-band interference and base station front-end overloading. During these field trials, the Company's RF filter products have also demonstrated a reduction in blocked calls experienced in urban cellular locations. The Company believes that its RF filter products also improve audio fidelity by reducing noise and interference.

         - Increased Base Station Range. The Company's RF filter products extend the uplink range (the distance from which a base station can receive a signal from a portable unit) of cellular and PCS base stations. The Company believes that cellular service providers will be able to use its filters to fill coverage gaps without having to install additional base stations. The Company also believes that PCS service providers can lower capital costs by reducing the number of base stations required to build out new wireless networks.

         - Greater Network Capacity and Utilization. The Company's RF filter products increase the capacity and utilization of a wireless base station. In some cases, capacity increases because channels which were previously unusable due to interference are recovered. In other cases, system utilization increases result from reductions in the number of blocked and dropped calls and increases in the ability of the system to permit weak signals to be processed with acceptable call quality.

         - Improved Flexibility of Base Station Location. The Company's RF filter products allow wireless service providers to locate base stations in areas where RF interference or other restrictions currently inhibit operations. For example, the Company's RF filter products enable base stations to be located in close proximity to a number of other RF signal transmitters. Because of the performance characteristics of the Company's RF filter products, base stations can also be located in less than optimal sites due to zoning or other governmental restrictions.

PRODUCTS

         The Company currently offers two product lines to address the multiple needs of cellular and PCS service providers. The SpectrumMaster(TM) product line is designed primarily to improve the RF performance of cellular and PCS systems in high interference environments, including urban areas and near airports. The RangeMaster(TM) product line combines the interference rejection advantages of a SpectrumMaster(TM) filter with a cryogenically-cooled low-noise amplifier. RangeMaster(TM) is designed to serve the range extension needs of rural, suburban or small city cellular and PCS operators. All of the Company's products are designed to be smoothly integrated into a service provider's base station equipment. Service requirements for its SpectrumMaster(TM) and RangeMaster(TM) products are minimal and can be performed by either a wireless service provider or the Company's personnel. The Company's products are currently being sold to U.S. cellular service providers, have been tested with a PCS service provider and are being adapted and marketed to international cellular and PCS service providers.

         SpectrumMaster(TM). The Company currently markets three models of its SpectrumMaster(TM) filter for the cellular market. These products address the interference rejection needs of wireless service providers with U.S. A or B frequency band allocations and meet all analog and digital protocol specifications in the U.S. The Company shipped the first of these products in the third quarter of 1996.

         The Company has developed its first filter products specifically targeted to satisfy the needs of PCS service providers to increase call quality by reducing the RF signal noise in PCS systems due to interference and radio system noise. These products are intended to address the high performance filter needs of service providers with PCS frequency band allocations and will be compatible with all PCS digital protocol specifications in the U.S.

         RangeMaster(TM). The Company currently markets two models of its RangeMaster(TM) receiver front end for the cellular market. These products address the range extension needs of cellular service providers with U.S. A or B frequency band allocations and meet all analog and digital protocol specifications in the U.S. The RangeMaster(TM) products permit operators to fill coverage gaps in their networks caused by insufficient RF uplink range without adding new base stations. The first field trials using these products have been completed, and the Company received its first orders for these products in the first quarter of 1997.

         The Company also offers RangeMaster(TM) products specifically designed to enable PCS service providers to minimize their infrastructure costs and deployment times by lowering the number of base stations needed to provide continuous wireless coverage over a given area. These products address the need for greater base station range of service providers with PCS frequency band allocations and are compatible with all PCS digital protocol specifications in the U.S. The Company completed prototype testing of its RangeMaster(TM) receiver front end products with a PCS service provider and expects to begin operational field trials during the second quarter of 1997.

         International Cellular Products Offerings. The Company is adapting its SpectrumMaster(TM) and RangeMaster(TM) products for international cellular markets to address their specific interference rejection and range extension needs. For example, along with the adaptation of its products for various Asian cellular and PCS markets, the Company is developing products for the Japanese Personal Digital Cellular market that will address its unique growing interference protection needs. In addition, the Company is developing products for European cellular and PCS markets, including GSM filters in various configurations.

SUPERCONDUCTIVITY AND TECHNOLOGY

         Superconductor materials, when cooled below a critical temperature, are able to transmit an electrical current with either no or minimal loss of energy. Because of this extremely low energy loss, superconductors are attractive for a wide range of commercial applications. In the case of direct currents, superconductors are perfect conductors, with no energy loss at all.
In the case of alternating currents, including RF currents, some slight energy losses occur due to the superconductor's interaction with changing magnetic fields. Until 1986, most known superconductors operated at temperatures very near absolute zero (0 degrees K or -459 degrees Fahrenheit). The difficulty and expense required to maintain these temperatures limited the commercial application of these low temperature superconductors. In 1986, researchers discovered a class of materials which become superconducting at temperatures greater than 77 degrees K (-320 degrees Fahrenheit). These high temperature superconductors can be cooled with economical and reliable mechanical refrigerators.

         The Company's products are based upon its proprietary and patented technologies, which provide several strategic advantages in the development, manufacturing and marketing of its products. The Company considers its technology strengths to include its thick-film HTS fabrication technology, its high performance RF filter design technology and its cryogenics technology.

         Thick-Film HTS Fabrication Technology. A number of HTS compounds have been discovered in the last ten years. The most significant of these compounds to the Company is yttrium barium copper oxide ("YBCO"). The Company focuses its product application efforts on this compound for two main reasons. First, YBCO materials are readily manufacturable using the Company's thick-film fabrication technology. Second, this material offers superior RF electrical performance at commercial wireless frequencies.

         The Company's exploitation of HTS materials is based on thick-film fabrication technology. The Company's technology position in thick- film HTS fabrication is based on owned and licensed patents, as well as extensive know-how and trade secrets. In addition, the Company has acquired HTS thick-film fabrication technology from other parties, primarily the University of Birmingham (UK). The Company believes that its HTS thick-film fabrication technology overcomes many of the drawbacks of using alternative HTS fabrication technologies (thin-film or bulk) to fabricate superconducting RF filters for cellular, PCS and other wireless markets.

         The Company's HTS thick-film fabrication process uses conventional ceramic deposition techniques. The simplicity of the HTS thick-film fabrication process and its reliance on proven industrial production techniques is expected to result in a reduction in processing and materials costs over those of thin-film and bulk HTS fabrication processes. For example, the Company has developed a patented technique to form superconducting thick-films on cost-effective substrates.

         The Company believes that its HTS thick-film fabrication technology presents the most feasible way to fabricate economical RF devices in the frequency range used in cellular, PCS and other wireless telecommunications systems when compared to other HTS fabrication technologies. The Company believes its HTS thick-film technology allows the design of higher performing RF filters, handles greater levels of RF power and introduces lower levels of RF distortion. The Company also believes its HTS thick-film technology permits greater flexibility in RF filter design due to the ability to economically manufacture the three-dimensional shapes required to produce very high levels of RF performance. In addition, the Company believes that RF products produced by its HTS thick-film fabrication process cost less to manufacture. The Company's HTS thick-film process, unlike HTS thin-film processes which are based on semiconductor fabrication processes, do not require clean room facilities and require lower capital investments for a production facility.

         RF Filter Design Technology. The technology and tools for designing, constructing and testing conventional RF filters are well established.
However, with the introduction of HTS materials, a new set of customized design tools and techniques has been developed by the Company to support filter product development. These customized design tools, which include electrical circuit design and analysis software, engineering design rules and filter assembly and testing procedures, are important competitive advantages to the Company and are protected mainly as trade secrets. They enable the rapid design and implementation of the Company's RF filter products.

         Cryogenics Technology. Since HTS materials have to be maintained at cryogenic temperatures (below -300 degrees Fahrenheit) in order to function, the Company must incorporate efficient and economical cryogenic technologies into its products. The cryocooling systems used in the Company's products consist of two parts: the cryostat or insulating vessel, which houses the superconducting electronic components, and the cryogenic refrigerator, which maintains the required temperatures within the cryostat package. The Company has created a substantial base of technology in the design, assembly and operation of these cryogenic systems. The Company works closely with the vendors of the refrigerator systems to design smaller, lower cost and more reliable components. In order for the Company to produce commercially successful products, it must design into its products cryogenic systems which offer long life, low maintenance, high reliability and low cost.

SALES AND MARKETING

         To date, the Company's sales and marketing efforts have focused on major cellular service providers in retrofit applications. The Company expects to continue such efforts, as well as build on its experience to establish OEM channels and a PCS market presence. The Company currently uses a direct sales force to sell its products. The Company also makes selective use of consultants and agents to facilitate its sales efforts.

         Although the Company believes that with increasing market acceptance of its products it will be able to shorten the sales cycle, in general, sales of the Company's RF filter products to larger cellular service providers in retrofit applications have consisted of the following three steps:

         - Conduct an Operational Field Trial Program. The initial step in the Company's sales process consists of coordination with, and active involvement of, a service provider's central engineering organization and an appropriate regional service area. The process includes identifying candidate cell sites which suffer performance degradation due to high levels of RF interference and range limitation, measuring cell site performance before installation of the Company's RF filter products, installing the Company's RF filter products for a number of weeks while collecting cell site performance data, and then compiling and interpreting the data to measure the benefits provided by the Company's RF filter products.

         - Obtain Corporate Engineering Approval for Installation in Service Provider Sites. Upon review of the products' performance during the field trials, the wireless service provider's engineering staff provides an approval so that managers in regional service areas can purchase the Company's RF filter products for commercial deployment in their networks.

         - Sell Products Directly to Service Providers' Regional Service Areas. Once approval is obtained from the corporate organization, the Company sells its products directly to decision makers within a service provider's regional service area.

         Commercial field trials of the Company's cellular RF filter products in operational base stations began in November 1995. The Company has completed 14 trials in eight regional markets with five major cellular service providers. During field trials, the Company's RF filter products have demonstrated several benefits for the cellular market, including reduced dropped calls, improved uplink range, increased call quality and increased capacity. Certain details of field trial experience to date are contained in the following table:


 Service Provider Class            Cell Site Environment     Number of Trials     Status
 ----------------------------------------------------------------------------------------------------------
                                              SPECTRUMMASTER(TM)
 ----------------------------------------------------------------------------------------------------------
  U.S. B-Band Cellular             Urban High Interference           3          Completed
  U.S. A-Band Cellular             Urban High Interference           2          Completed

  U.S. B-Band Cellular             Adjacent to Airport               2          Completed
  U.S. A-Band Cellular             Adjacent to Airport               2          Completed

  U.S. B-Band Cellular             Antenna Farm                      1          Completed

 ----------------------------------------------------------------------------------------------------------
                                                RANGEMASTER(TM)
 ----------------------------------------------------------------------------------------------------------
  U.S. B-Band Cellular             Rural Range Extension             1          Completed
  U.S. A-Band Cellular             Rural Range Extension             2          Completed
  U.S. B-Band Cellular             Suburban Range                    2          One Completed/One Underway
                                   Extension
 ----------------------------------------------------------------------------------------------------------


         Completed field trials have enabled the Company to begin shortening the sales cycle with its customers. As the Company's products have become more accepted, new customers are beginning to rely on the results of extensive testing that other service providers have conducted. Because these field trial results have demonstrated several benefits to the cellular market, some cellular service provider customers have elected not to engage in their own trials, but to purchase the units based on certain proven performance criteria.

         The Company has also established marketing efforts to begin qualification testing with original equipment manufacturers ("OEM") customers who serve as the major suppliers to cellular and PCS service providers. As part of its field trials with cellular service providers, the Company involves the staff of the OEM vendor that provided the cellular infrastructure system to the service provider. This allows the Company to demonstrate the benefits of its RF filter products to the OEM, to demonstrate the products' compatibility with the OEM's equipment and to cause the OEM to design the Company's products into their system product offerings. As a result, the Company's cellular products are beginning to undergo evaluation at a major OEM's test facilities.

         The Company began tests of its RF filter products with a PCS service provider in late 1996. The Company's marketing and sales personnel are working directly with both PCS service providers and PCS OEMs to enhance the probability of sales success in this market. The Company is undergoing technical discussions with a PCS OEM regarding integrating the Company's RF filter products into its PCS product line.

MANUFACTURING

         The Company has focused its manufacturing efforts on maintaining control of key technologies while avoiding the cost and complexities of vertical integration. The Company's manufacturing operations consist primarily of the manufacture of superconducting components from raw materials, and the assembly, tuning, testing, quality verification and shipping of the Company's products. All of these activities occur at the Company's manufacturing facility in Mount Prospect, Illinois, which began operations during the third quarter of 1996. The Company believes that manufacturing of its RF filter products requires only moderate capital investments and is scaleable. The Company also believes that capacity can be rapidly expanded to meet growing demand without the need for large, upfront capital investments. The Company purchases all of the components, except for superconducting components, for its filter products from third party suppliers. The Company believes it has access to adequate supplies of these purchased components, most of which are produced to the Company's proprietary designs and specifications. The Company is using its just-in-time manufacturing capability to maximize quality, insure flexibility, limit management complexity and minimize inventory cost.

RESEARCH AND DEVELOPMENT

         The Company's research and development ("R&D") efforts to date have been focused on developing and improving cellular and PCS RF filter products. These efforts have resulted in products with improved interference rejection, reduced desired signal loss, decreased size, lower cost and enhanced operational reliability. The Company plans to devote significant resources in the future to continue to develop and improve these products and expand its product lines.

         The Company has evaluated and will continue to evaluate other markets for product opportunities using its HTS technology. The Company has conducted, and plans to continue, R&D into the technology for superconducting fault current limiters which would act in electrical power distribution applications much more rapidly than mechanical circuit breakers. The majority of the Company's development efforts devoted to this technology have to date been supported by R&D contracts from the U.S. Government. The Company has also entered into a cooperative development agreement with a major provider of electrical power distribution products. The goal of this program is to determine if superconducting fault current limiters have applications in commercial markets, including electrical grid protection, industrial machinery protection, and protection of electrical and electronic components such as high power radio amplifier tubes and transistors.

         A key component of the Company's R&D strategy is to develop relationships with domestic and international research groups to leverage its internal R&D investments. The Company believes it enjoys many benefits from these research relationships including accelerated introduction of new technologies into its product lines, early indications of new technology developments which could enhance or compete with its products, and high value improvements in its current key technologies.

         Another part of the Company's R&D strategy has been to contract with and receive funding under government contracts and cooperative agreements. Government programs under which the Company has received R&D funding include the Advanced Technology Program ("ATP") with the U.S. Department of Commerce and Small Business Innovation Research ("SBIR") contracts with a number of defense and non-defense government agencies. The Company has pursued, and will continue to pursue, government contract opportunities in areas which are directly applicable to its core technologies and offer attractive commercial opportunities. The Company believes that it receives benefits from these contracts through leveraging of its internal R&D investments, and also by developing longer range, more speculative technology areas.

         The Company's total R&D expenses during 1994, 1995 and 1996 were approximately $2,582,000, $5,205,000 and $6,623,000, respectively, with total R&D expenses from inception through December 31, 1996 of approximately $16,195,000. R&D costs reimbursed under government contracts and collaborative agreements during 1994, 1995 and 1996 were approximately $619,000, $650,000 and $200,000, respectively, and approximately $1,980,000 from inception through December 31, 1996.

STRATEGIC RELATIONSHIPS

         In addition to its own research staff, the Company has from time to time entered into research relationships to leverage its internal resources by seeking assistance in solving specific problems and providing awareness of technical trends that influence its business. As a result, the Company has relationships with institutions which have significant superconductivity research programs. The Company's initial research relationship was with Argonne National Laboratory ("Argonne"), which currently conducts one of the largest superconductivity R&D programs in the U.S. In addition to a number of formal joint R&D projects that the Company has had with Argonne in the past, it is currently engaged in a two year Cooperative Research and Development Agreement with Argonne aimed at the development of fault current limiters for utility applications.

         The Company has also entered into agreements with Lucent Technologies, Inc. ("Lucent") through which the Company and Lucent have jointly designed and developed technology for use in products for cellular, PCS and other wireless telecommunications applications. The development work with Lucent was funded from March 1993 through March 1996 primarily through an ATP cooperative agreement awarded to the Company by the U.S. Department of Commerce, which the Company used to offset R&D expenses. The Company's ATP agreement with Lucent was completed in March 1996. The Company and Lucent entered into a joint development agreement to continue joint research efforts to further the development of superconducting filters for cellular and PCS communications systems using CDMA technology.

         The Company has also entered into a technology transfer agreement with the University of Birmingham (UK), by which the Company purchased certain intellectual property rights as well as design information relating to the production of HTS thick-films. The Company is currently funding research at the University of Birmingham's (UK) Interdisciplinary Research Centre over a four-year period and has procured additional consulting services from researchers involved in the program. The agreement covering these activities ends in December 1998 and is subject to renewal.

         The Company also participates in the Science and Technology Center for Superconductivity, a superconductivity R&D center which is operated by the University of Illinois under funding from the National Science Foundation, and the Company is currently funding superconductor research activities at the University of Illinois.

INTELLECTUAL PROPERTY AND PATENTS

         The Company regards certain elements of its product design, fabrication technology and manufacturing process as proprietary and protects its rights in them through a combination of patents, trade secrets and nondisclosure agreements. The Company also has obtained exclusive and non-exclusive licenses for technology developed with or by its research partners, Argonne and Northwestern University, and expects to continue to obtain licenses from such research partners and others. The Company believes that its success will depend in part upon the protection of its proprietary information, its patents and licenses of key technologies from third parties, and its ability to operate without infringing on the proprietary rights of others.

         As of March 19, 1997, the Company has been issued six U.S. patents and has filed and is actively pursuing applications for 23 other U.S. patents, and is the licensee of 11 patents and patent applications held by others. Such patents and patent applications relate to various aspects of the Company's superconductor technology and to its current and proposed products. One of the Company's patent applications has been filed jointly with Lucent and relates to superconducting filters. Additional inventions are the subject of a group of patent applications currently under preparation. Furthermore, the Company expects to pursue foreign patent rights on certain of its inventions and technologies critical to its products.

         In 1994, the Company purchased from Ceramic Process Systems two additional patents and the related technical know-how covering a process for producing YBCO powder and manufacturing YBCO electrical fibers. In 1994, the Company also purchased technology relating to the fabrication of HTS thick-film components from the University of Birmingham (UK). This thick-film technology complements the Company's existing patented processes for making thick-film superconducting components.

         Through collaborative relationships with Argonne and Northwestern University, the Company has licensed patents and patent applications issued or filed in the U.S. and in certain foreign countries arising under or related to such collaborative relationships. These licenses primarily relate to the processing and composition of HTS materials, including the preferential orientation of HTS materials and the processing of YBCO on a variety of metals, as well as design technology for some of the Company's current and proposed products. The Company's licenses from ARCH and Northwestern University continue for the lives of the patent rights licensed thereby, subject to termination on certain events, and permit the Company to retain rights to its patentable improvements to the licensed technology. Certain of the Company's research has been or is being funded in part by SBIR and other government contracts. Although the U.S. Government has or will have certain rights in the technology developed with this funding, the Company does not believe that these rights will have a material impact on the Company's current RF filter products.

COMPETITION

         The market for wireless telecommunications products is very competitive. The Company views its competition as (i) conventional RF filter products, (ii) RF filters based on new technologies and (iii) other superconductor-based RF products.

         The Company's RF filter products compete against conventional RF filter products produced by such companies as Celwave, certain divisions of the Allen Telecom Group, Inc., Filtronic Comtek, Sinclair Radio Labs, Inc., K&L Microwave, Inc., Wacom Technology Corp., EMR Corp. and TX-RX Systems, Inc., among others. Although these conventional RF filter products are generally less expensive than the Company's products, the Company believes its RF filter products are superior on a cost benefit basis.

         In addition, other competitive RF filter products based on new technologies may provide competition in the future to the Company's RF filter products. In addition to competitive filter products, other companies including Hazeltine Corp., Metawave Communications Corporation, Allen Telecom

Group, Inc., Repeater Technologies, Inc. and ArrayCom, Inc., among others, are developing products based on "smart" antenna, digital signal processing, microcell or repeater technologies which are also aimed at reducing interference problems or providing range extension by means other than RF filtering. The Company does not believe that these technologies pose a direct competitive threat at present, but cannot exclude them as competition to the Company's RF filter products at some point in the future.

         The existing market for high temperature superconductor-based products is very small and in the early stages of development. The Company believes that the market for superconducting products will become intensely competitive, especially if products with significant market potential are developed. In addition, the Company believes the superconducting products market will continue to be characterized by rapid technological change.

         A number of large multinational companies are engaged in R&D programs that could lead to the commercialization of superconducting products, including products for the wireless telecommunications market. These include, among others, E.I. DuPont de Nemours & Co., International Business Machines Corporation, TRW Inc. and Westinghouse Electric Corp. in the U.S. and Fujitsu Ltd., Hitachi Ltd., NEC Corp., Siemens A.G., and Thomson S.A. in Japan and Europe. The Company also believes that a number of smaller companies are engaged in various aspects of the development and commercialization of superconducting electronics products, including products for the cellular, PCS and other wireless telecommunications markets. These include, among others, Conductus, Inc., Superconductor Technologies Inc., and Superconducting Core Technologies, Inc.

         The Company believes that it competes on the basis of product performance, cost, quality, reliability and focus on the wireless telecommunications market. Many of the Company's competitors have substantially greater financial resources, larger R&D staffs and greater manufacturing and marketing capabilities than the Company.

GOVERNMENT REGULATIONS

         Although the Company believes that its wireless telecommunications products themselves are not licensed or governed by approval requirements of the Federal Communications Commission ("FCC"), the operation of base stations is subject to FCC licensing and the radio equipment into which the Company's products would be incorporated is subject to FCC approval. Base stations and the equipment marketed for use therein must meet specified technical standards. The Company's ability to sell its RF filter products is dependent on the ability of wireless base station equipment manufacturers and of wireless base station operators to obtain and retain the necessary FCC approvals and licenses. In order to be acceptable to base station equipment manufacturers and to base station operators, the characteristics, quality, and reliability of the Company's base station products must enable them to meet FCC technical standards.

         The Company uses certain hazardous materials in its research, development and manufacturing operations. As a result, the Company is subject to stringent federal, state and local regulations governing the storage, use and disposal of such materials. It is possible that current or future laws and regulations could require the Company to make substantial expenditures for preventive or remedial action, reduction of chemical exposure, or waste treatment or disposal. The Company believes it is in material compliance with all environmental regulations and to date the Company has not had to incur significant expenditures for preventive or remedial action with respect to the use of hazardous materials. However, there can be no assurance that the operations, business or assets of the Company will not be materially and adversely affected by the interpretation and enforcement of current or future environmental laws and regulations. In addition, although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, there is the risk of accidental contamination or injury from these materials. In the event of an accident, the Company could be held liable for any damages that result. Furthermore, the use and disposal of hazardous materials involves the risk that the Company could incur substantial expenditures for such preventive or remedial actions. The liability in the event of an accident or the costs of such actions could exceed the Company's resources or otherwise have a material adverse effect on the Company's business, results of operations and financial condition.

EMPLOYEES

         As of February 28, 1997, the Company had a total of 76 employees, 23 of whom hold advanced degrees. Of the employees, 19 are engaged in manufacturing and production, 36 are engaged in research, development and engineering, and 21 are engaged in general management, marketing, finance and administration. The Company also employs a number of consultants and independent contractors. The Company considers its relations with its employees to be satisfactory.


ITEM 2.   PROPERTIES

         The Company maintains its corporate headquarters in a 35,000 square foot building located in Mount Prospect, Illinois under a lease which expires in October 2004. This facility also houses the Company's manufacturing, research, development, engineering, and marketing activities. The Company believes that this facility is adequate and suitable for its current needs and that additional space would be available on commercial terms as necessary to meet any future needs.

         Under the terms of its lease, which expires October 2004, the Company is responsible for all real estate taxes and operating expenses. The lease provides for a $350,000 security deposit at December 31, 1996, decreasing by $50,000 each year, and is secured by a certificate of deposit owned by the Company.


ITEM 3.   LEGAL PROCEEDINGS

         On June 5, 1996, Craig M. Siegler filed a complaint against the Company in the Circuit Court of Cook County, Illinois, County Department, Chancery Division. The complaint alleged that, in connection with the Company's private placement of securities in November 1995, the Company breached and repudiated an oral contract with Mr. Siegler for the issuance and sale by the Company to Mr. Siegler of 370,370.37 shares of the Company's common stock, $.001 par value per share (the "Common Stock"), plus warrants (immediately exercisable at $12.96 per share) to purchase an additional 370,370.37 shares of the Common Stock, for a total price of $4,000,000. The remedy sought by Mr. Siegler was a sale to him of such securities on the terms of the November 1995 private placement.

         On August 16, 1996, the Company's motion to dismiss Mr. Siegler's complaint was granted with leave to amend. On September 19, 1996, Mr. Siegler's motion for reconsideration was denied. On October 9, 1996, Mr. Siegler filed his First Amended Verified Complaint and Jury Demand, seeking a jury trial and money damages equal to the difference between $8,800,000 (370,370.37 shares at $10.80 per share and 370,370.37 shares at $12.96 per share) and 740,740.74 multiplied by the highest price at which the Common Stock traded on The Nasdaq Stock Market between November 20, 1995 and the date of judgment. Mr. Siegler also preserved his claim for specific performance for purposes of appeal. On November 1, 1996, the case was transferred to the Circuit Court of Cook County, Illinois, County Department, Law Division. The Company's Answer was filed on November 21, 1996 and discovery has commenced. The Company believes that the suit is without merit and intends to continue to defend itself vigorously in this litigation. However, if Mr. Siegler prevails in this litigation and is awarded damages in accordance with the formula described above, such judgment would have a material adverse effect on the Company's operating results and financial condition.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders during the fourth quarter of 1996.


                                   PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Common Stock has been traded on the Nasdaq National Market under the symbol ISCO since the Company's initial public offering on October 26, 1993. The following table sets forth for the periods indicated the range of high and low closing sale prices for the Common Stock:

                                                           High        Low
                                                          -------      -------

         Fiscal year ending December 31, 1995

          First Quarter  . . . . . . . . . . . . . . .      $8.50        $6.00
          Second Quarter   . . . . . . . . . . . . . .     $11.50        $7.00
          Third Quarter  . . . . . . . . . . . . . . .     $11.75        $7.50
          Fourth Quarter   . . . . . . . . . . . . . .     $21.25       $10.00


         Fiscal year ending December 31, 1996

          First Quarter  . . . . . . . . . . . . . . .     $34.00       $15.50
          Second Quarter   . . . . . . . . . . . . . .     $27.25       $19.75
          Third Quarter  . . . . . . . . . . . . . . .     $27.25       $15.75
          Fourth Quarter   . . . . . . . . . . . . . .     $22.25       $14.75


         On March 20, 1997, the last reported sale price for the Common Stock was $16.50, and there were 220 holders of record of the Common Stock.

         The Company has never declared or paid cash dividends on its Common Stock and the Company does not expect to pay any dividends on its Common Stock in the foreseeable future. It is the current policy of the Company's Board of Directors to retain any earnings to finance the Company's operations and the expansion of its business. The payment of any cash dividends in the future will depend upon the Company's earnings, financial condition and capital needs and on other factors deemed relevant by the Board of Directors.

ITEM 6.   SELECTED FINANCIAL DATA

         The following table presents selected financial data with respect to the Company as of and for the years ended December 31, 1992, 1993, 1994, 1995 and 1996. The selected financial data as of the end of and for each of the years in the five-year period ended December 31, 1996 have been derived from the financial statements of the Company audited by Ernst & Young LLP, independent accountants. The information set forth below should be read in conjunction with the financial statements, related notes and other financial information included elsewhere in this Form 10-K.

                                                               YEAR ENDED DECEMBER 31,
                                         -------------------------------------------------------------------
                                            1992          1993         1994          1995           1996
                                         -----------  -----------   -----------   -----------  -------------
STATEMENT OF OPERATIONS DATA:
  Revenues  . . . . . . . . . . . . .    $   202,348  $   251,977   $   208,168   $    27,830  $     209,822
  Costs and expenses:
   Cost of government contract
   revenue  . . . . . . . . . . . . .        149,303      234,191       194,098        19,286         49,534
   Research and development   . . . .        230,895      608,373     1,962,678     4,554,946      6,422,921
   Selling and marketing  . . . . . .         87,943       48,587       454,968       469,600      1,834,640
   General and administrative   . . .        718,789    1,102,576     2,199,597     2,763,615      3,290,810
                                         -----------  -----------   -----------   -----------  -------------
                                            (984,582)  (1,741,750)   (4,603,173)   (7,779,617)   (11,388,083)
  Other income (expense):
   Investment income    . . . . . . .         15,586      102,260       496,392       487,543        503,911
   Interest expense   . . . . . . . .        (25,182)     (10,136)       (8,582)      (39,600)       (29,602)
                                         -----------  -----------   -----------   -----------  -------------
                                              (9,596)      92,124       487,810       447,943        474,309
                                         -----------  -----------   -----------   -----------  -------------

  Net loss  . . . . . . . . . . . . .    $  (994,178) $(1,649,626)  $(4,115,363)  $(7,331,674) $ (10,913,774)
                                         ===========  ===========   ===========   ===========  =============

  Net loss per common share . . . . .                               $     (1.15)  $     (2.01) $       (2.41)

  Weighted average number of
   common shares outstanding  . . . .                                 3,578,485     3,641,196      4,536,034


                                                                   DECEMBER 31,
                                           -----------------------------------------------------------------
                                             1992          1993          1994          1995         1996
                                           ---------   ------------   -----------   ----------   -----------
BALANCE SHEET DATA:
Cash and cash equivalents . . . . .         $705,943    $16,739,861   $    90,362  $   953,093   $ 5,188,047
Working capital . . . . . . . . . .          687,484     16,597,042     9,806,670    5,458,474     5,207,923

Total assets  . . . . . . . . . . .          996,909     17,632,020    14,732,501   11,105,766    13,388,496
Long-term debt/capital lease
  obligations, less current
  portion . . . . . . . . . . . . .           40,101         47,971         8,355      509,079        91,618
Stockholders' equity  . . . . . . .          875,817     16,843,855    12,821,746    9,185,379    11,520,128

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The Company was founded in 1989 by ARCH Development Corporation ("ARCH"), an affiliate of The University of Chicago, to commercialize superconducting technologies developed initially at Argonne. Since its inception, the Company has been in the development stage, primarily engaging in research and product development activities, both internally funded and under government-funded contracts and cooperative agreements, recruiting technical and administrative personnel, and raising capital. Throughout its development stage, the Company's primary focus has been to use its patented and proprietary HTS materials technologies to develop RF filter products designed to enhance the quality, coverage, capacity and flexibility of cellular and PCS wireless telecommunications services. To date, the Company has received a majority of its revenue from government research contracts. While government research and development contracts have historically provided the Company's primary source of revenue, the Company believes that they will not be a significant source of revenue in the future. The Company has incurred cumulative losses of $26,361,562 from inception to December 31, 1996.

         During the second half of 1996, the Company made the first commercial sales of its RF filter products. The Company has received additional orders for its products which are scheduled for delivery during the first and second quarters of 1997. Product revenues have been derived from sales of the Company's RF filter products and to a lesser extent other development stage products. The Company expects sales of its RF filter products to increase.

RESULTS OF OPERATIONS

         YEARS ENDED DECEMBER 31, 1996 AND 1995

         The Company's revenues increased in 1996 to $209,822 from $27,830 in 1995, primarily as a result of sales of the Company's RF filter products. A government research and development contract begun during the fourth quarter of 1995 generated $53,122 in revenues in 1996. The Company has concentrated its efforts on its commercial product development programs and does not expect revenues to increase dramatically unless and until it ships a significant amount of its commercial products.

         Cost of government contract revenue was $49,534 in 1996, as compared to $19,286 for 1995. Cost of government contract revenue consists primarily of research and development expenses associated with government contracts, including engineering personnel, engineering materials and other overhead costs. The increase of these costs resulted from increased activity under government contracts. Costs associated with development stage product sales are reflected as research and development expenses.

         The Company's internally funded research and development expenses for 1996 were $6,422,921 compared to $4,554,946 for 1995. The Company incurred increased expenditures to expand its RF filter product lines, develop and implement its manufacturing processes and also to conduct advanced research and development activities. These expenditures consisted primarily of personnel costs, materials and supplies expenses and costs associated with the Company's product sales. Under the terms of a government contract entered into in March 1993 and amended in March 1994 and March 1995, the U.S. Government agreed to share costs of certain of the Company's research and development efforts. This contract was completed in March 1996. Funding of $200,445 for 1996 has been offset against the related research and development costs, as compared to $649,660 for 1995. The Company anticipates it will maintain a similar level of research and development expenses during 1997 to expand its existing product lines.

         Selling and marketing expenses for 1996 were $1,834,640, as compared to $469,600 for 1995. This increase was attributable to the addition of sales, marketing and field service personnel, increases in expenditures to conduct customer field trials and expansion of product marketing and advertising efforts.

         General and administrative expenses for 1996 were $3,290,810, as compared to $2,763,615 for 1995. This increase was attributable to increased administrative expense necessary to support growth in Company personnel and higher outside service provider costs.

         Investment income increased to $503,911 in 1996 from $487,543 in 1995. This increase was primarily due to a larger average investment portfolio during 1996, which was attributable primarily to the Company's private placement completed in February 1996.

         Interest expense decreased to $29,602 in 1996 from $39,600 in 1995 primarily due to a lower average debt balance outstanding in 1996 as compared to 1995.

YEARS ENDED DECEMBER 31, 1995 AND 1994

        The Company's revenues decreased in 1995 to $27,830 from $208,168 in 1994, primarily as a result of completing several government contracts in 1994. A new government contract begun during the fourth quarter of 1995 generated $21,832 in government contract revenue, and the balance of $5,998 in revenues was the result of development stage non-RF filter product sales.

         Cost of government contract revenue was $19,286 in 1995, as compared to $194,098 for 1994. Cost of government contract revenue consists primarily of research and development expenses associated with government contracts, including engineering personnel, engineering materials and other overhead costs. The decrease in these costs resulted from decreased activity under government contracts. Costs associated with development stage product sales are reflected as research and development expenses.

         The Company's internally funded research and development expenses for 1995 were $4,554,946 compared to $1,962,678 for 1994. This increase reflects the Company's increased commitment of resources to the commercialization of its RF filter product lines. To support field tests of these products, the Company continued to expand its internal research and development activities through the hiring of additional personnel and increasing expenditures for materials and services needed to produce field test units. Under the terms of a government contract entered into in March 1993, and amended in March 1994 and March 1995, the U.S. Government agreed to share costs of certain of the Company's research and development efforts. Funding of $649,660 for 1995 has been offset against the related research and development costs, as compared to $619,028 for 1994.

         Selling and marketing expenses for 1995 were $469,600, as compared to $454,968 for 1994. This increase was attributable to the hiring of additional marketing and administrative personnel, and increased expenditures for product marketing and advertising efforts.

         General and administrative expenses for 1995 were $2,763,615, as compared to $2,199,597 for 1994. This increase was primarily attributable to increased occupancy costs as a result of the Company's move to its new facility and additional Company personnel.

         Investment income decreased to $487,543 in 1995 from $496,392 in 1994. This decrease was primarily due to a smaller average investment portfolio in 1995.

         Interest expense increased to $39,600 in 1995 from $8,582 in 1994 primarily due to higher average debt balance outstanding in 1995 as compared to 1994.

LIQUIDITY AND CAPITAL RESOURCES

         To date, the Company has financed its operations primarily through public and private equity financings which have raised approximately $39,000,000, net of related expenses. In February 1996, the Company completed a private placement which raised approximately $8,334,000, net of expenses. At December 31, 1996, the Company's cash, cash equivalents and investments, including certain restricted investments, was approximately $6,038,000, reflecting a decrease of approximately $861,000, from $6,899,000 at December 31, 1995. In December
1996, the Company received an aggregate of approximately $4,400,000 from the exercise of warrants that were issued in the Company's private placement completed in November 1995, approximately $1,100,000 of which was in the form of promissory notes. Approximately $716,000 in principal amount of these promissory notes is currently outstanding and is due on April 30, 1997. The Company had provided notice of its intent to redeem the warrants in November 1996.

         During 1995 and 1996, the Company financed a portion of its leasehold improvements and capital equipment additions through various borrowings approximating $743,000, approximately $172,000 of which was outstanding at December 31, 1996. The remaining balance is due in monthly installments through May 1999.

         The Company to date has generated limited revenues from product sales. The Company invested approximately $3,100,000 during 1996 in the build-out of its manufacturing facility and other manufacturing equipment. The development and expansion of the Company's RF filter product lines will require continued commitment of substantial funds to conduct product development and field trial activities to establish commercial-scale manufacturing and to market its RF filter products. The Company currently estimates that additional investments aggregating approximately $500,000 for machinery, equipment and improvements associated with expansion of its manufacturing operations will be made over the next 12 months. The actual amount of the Company's future funding requirements will depend on many factors, including: the amount and timing of future revenues, the level of product marketing and sales efforts needed to support the Company's commercialization efforts, the magnitude of its research and product development programs, the cost of additional plant and equipment for manufacturing and the costs involved in protecting the Company's patents or other intellectual property. Without consideration of any funds under new government contracts or cooperative agreements, or from the sale of its products, the Company believes that its available cash, cash equivalents and investments provide sufficient funds to meet the Company's current operating plans and debt service requirements for at least until July 1997. The Company has filed a registration statement on the date hereof covering the sale of 1,000,000 shares of Common Stock. There can be no assurance that the Company will be successful in this or any other financing plans. If adequate funds are not available on acceptable terms when needed, the Company may be required to delay, scale-back or eliminate the manufacturing, marketing or sales of one or more of its products or research and development programs. The Company continues to evaluate its needs for capital and may pursue additional sources of capital it considers appropriate based upon the Company's requirements and market conditions. If the Company's planned offering is not successful, there would be a material adverse effect on the Company's business, operating results and financial condition.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and financial statement schedules, with the report of independent auditors, listed in Item 14 are included in this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers and directors of the Company, their ages and their positions in the Company are as follows:

                      NAME                  AGE                              POSITION
         -------------------------------   ----- -----------------------------------------------------------
         Ora E. Smith (1)  . . . . . . .    49    President, Chief Executive Officer and Director
         Edward W. Laves, Ph.D.  . . . .    49    Executive Vice President and Chief Operating Officer
         Stephen G. Wasko  . . . . . . .    37    Vice President, Chief Financial Officer, Treasurer and
                                                  Secretary

         James D. Hodge, Ph.D. . . . . .    43    Vice President and Chief Scientist
         Dennis M. Craig . . . . . . . .    38    Vice President, Manufacturing
         James C. DeBelina . . . . . . .    45    Vice President, Sales and Marketing

         Benjamin Golant . . . . . . . .    46    Vice President, Product Development
         James Pajcic  . . . . . . . . .    45    Vice President, Human Resources
         Steven Lazarus (1)(2) . . . . .    65    Chairman of the Board of Directors
         Leonard A. Batterson (1)(2) . .    52    Director

         Michael J. Friduss (3)  . . . .    54    Director
         Peter S. Fuss (3) . . . . . . .    63    Director
         Tom L. Powers (2) . . . . . . .    60    Director

         Paul G. Yovovich (1)(2) . . . .    43    Director

------------------
(1) Member of Executive Committee
(2) Member of Compensation Committee
(3) Member of Audit Committee

         Mr. Smith has served as the President and Chief Executive Officer and a director of the Company since October 1990. From 1989 until joining the Company, Mr. Smith was the Vice President and Chief Marketing Officer of Conductus, Inc., a superconducting electronics company. From 1979 to 1989, Mr. Smith served in a number of executive positions with Rockwell International Corporation, including Corporate Director of External Technology Development. Between 1984 and 1985, Mr. Smith served as the Industrial Research Institute Fellow in The White House Science Office. Mr. Smith holds S.B. and S.M. degrees in Mechanical Engineering from the Massachusetts Institute of Technology and a J.D. degree from Harvard Law School.

         Dr. Laves joined the Company in December 1994 as its Executive Vice President and Chief Operating Officer. Dr. Laves is responsible for the Company's manufacturing functions, the continuing development of its high temperature superconducting products for the wireless telecommunications markets, other corporate research and development activities and the Company's marketing and sales activities. From 1985 until joining the Company, Dr. Laves was at Motorola, Inc. where he was Director of Wireless Local Loop Products. From 1991 to 1993, he served as General Manager of the Cellular Infrastructure Division of Nippon Motorola, Ltd. From 1988 to 1990, Dr. Laves managed the development and introduction to the market of Motorola, Inc.'s CoveragePLUS wide area Special Mobile Radio System (SMRS). Dr. Laves holds Ph.D. and M.B.A. degrees from the University of Chicago, and received his B.A. degree from Cornell University.

         Mr. Wasko joined the Company in November 1990, and has served as Vice President and Treasurer since 1992. He was elected Secretary of the Company in April 1993 and Chief Financial Officer in August 1993. Mr. Wasko is responsible for the Company's financial and administrative operations. Prior to joining the Company's management team, he was Manager of Commercial Development in the Space Station Division of McDonnell Douglas Corporation. Additionally, Mr. Wasko served as Program Manager for Technology Development on the Rockwell International Corporation National Aerospace Plane Program and managed external technology development activities for Rockwell from 1986 to 1988. Mr. Wasko holds a B.S. degree in aerospace engineering from the University of Michigan, an M.S. in the same field from the University of Southern California and an M.B.A. degree from the Harvard Graduate School of Business Administration.

         Dr. Hodge joined the Company in December 1990 as its Vice President, Engineering and Chief Technical Officer. He has served as Vice President and Chief Scientist since June 1995. Dr. Hodge possesses experience in the synthesis and processing of a wide variety of ceramic materials. Additionally, he has expertise in commercial application of materials in areas such as electronics packaging, high intensity discharge lamps and certain fast-ion conductors. Dr. Hodge joined the Company after serving from 1988 to 1990 as Vice President of Engineering at CPS Superconductor Corporation ("CPS"), a superconducting electronics company, where he was Principal Investigator on CPS's contract to produce high strength high temperature superconducting wire with the U.S. Government. Dr. Hodge was also a member of the technical staff at General Electric Company's Corporate Research and Development Center. He holds a B.S. degree from the University of Utah and a Ph.D. from the Massachusetts Institute of Technology, both in Materials Science. He currently holds nine patents and is the author of thirty papers in refereed journals.

         Mr. Craig joined the Company in December 1996 as Vice President, Manufacturing. Before joining the Company, Mr. Craig worked for eight years at Motorola, Inc., where he most recently served as manufacturing operations manager in the Component Products Group. During his career at Motorola, Inc., his responsibilities included production management, new product implementation, cost reduction and capacity analysis and planning. Prior to joining Motorola, Inc., Mr. Craig served as a manufacturing process development engineer at Northrop Corporation in its defense systems division. He received an M.B.A. degree from Lake Forest Graduate School of Management and a B.S. degree in mechanical engineering from the University of Illinois at Chicago.

         Mr. DeBelina joined the Company in October 1995 as Vice President, Sales and Marketing. Before joining the Company, Mr. DeBelina was North American Sales Director for DataTAC(R) network products for Motorola, Inc. From 1985 until joining the Company, Mr. DeBelina held several other sales and marketing management positions at Motorola, Inc. Previously, Mr. DeBelina served both as Product Manager and Planning Manager for FMC Corporation. He holds a B.S. degree in math and computer science from Illinois Institute of Technology and an M.B.A. degree from the Harvard Graduate School of Business Administration.

         Mr. Golant joined the Company in January 1996 as Vice President, Product Development. From 1989 until joining the Company, Mr. Golant was at E.F. Johnson Company where he served as Director of Engineering, Chief Engineer and Director of Product Marketing. His responsibilities included managing the development of mobile, portable and base station equipment for wireless land mobile radio systems. From 1976 to 1989, Mr. Golant was employed by Motorola Inc.'s communications sector, leading teams to develop and commercialize a variety of radio component and system products. He holds a B.S. degree in electrical engineering from Lehigh University. He holds one patent in the area of RF filter technology.

         Mr. Pajcic joined the Company in January 1995 as Human Resource Director. He has served as Vice President, Human Resources since January 1997. Before joining the Company, Mr. Pajcic spent 15 years at Morton International where he most recently served as Director Employment and Human Resource Development on the corporate staff. Prior to his employment with Morton International, Mr. Pajcic held Human Resource positions at General Foods Corporation and American Hospital Supply Corporation. He holds a B.S. degree in psychology from Northwestern University and a Masters Degree in Management from Northwestern University's Kellogg School of Management, with emphases in Industrial Relations, Organizational Behavior and Finance.

         Mr. Lazarus has served as a director of the Company since January 1992 and as Chairman of the Board since August 1993. He is a Managing General Partner of Arch Venture Fund L.P. and served previously as President and Chief Executive Officer of ARCH, an affiliate of the University of Chicago. The Company was founded by ARCH in 1989. As President of ARCH, he also served as Associate Dean of the University of Chicago's Graduate School of Business. Before joining ARCH in 1987, he was the Group Vice President of the Health Care Services Group of Baxter Travenol Laboratories, Inc., the predecessor of Baxter Healthcare Corporation. During his 13 years at Baxter, he was also Senior Vice President for Technology, with responsibilities for manufacturing, materials management, R&D and engineering. Mr. Lazarus is a director of Amgen Corporation and Primark Corporation, both public companies.

         Mr. Batterson has served as a director of the Company since February 1990. He is the Chairman and Chief Executive Officer of Batterson Venture Partners, L.L.C., a venture capital management company founded in 1995. Since 1987, he has been the Managing General Partner of Batterson Johnson & Wang Venture Partners, a partnership formed with Donald Johnson and Sona Wang. The Batterson Johnson & Wang L.P. fund, a stockholder of the Company, invests in the following industries: publishing, communications, telecommunications, medical, biotechnology, materials, retailing, consumer products, manufacturing, computers and software. As Managing General Partner, Mr. Batterson manages its daily operations, investor relationships, reporting and investment strategy. Prior to co-founding Batterson Johnson & Wang Venture Partners, Mr. Batterson was director of the Venture Capital Division of the Allstate Insurance Companies. He is Chairman of the Board of LinksCorp, Inc., a golf course management company, as well as Nanophase Technologies Corporation, a material science company. Mr. Batterson holds a B.A. degree from Washington University (St. Louis), a J.D. degree from Washington University Law School and an M.B.A. degree from the Harvard Graduate School of Business Administration.

         Mr. Friduss has served as a director of the Company since October 1996. Mr. Friduss is president of MJ Friduss & Associates, telecommunications consultants to some of the largest carriers and suppliers in the telecommunications industry. From 1992 until 1993, Mr. Friduss served as vice president of customer service and information technology for Ameritech Corporation. From 1989 until joining Ameritech Corporation, he served as vice president of operations at Michigan Bell. In 1991, he founded the Telecommunications Industry Benchmarking Consortium, a collaboration of local, long distance and alternate access companies, whose mission is to identify and replicate the communications industry's best practices. Mr. Friduss holds a B.S. degree in industrial engineering from Illinois Institute of Technology and a master's degree in management from Northwestern University. He currently serves on the Board of Trustees of Harris Associates Investment Trust (The Oakmark Funds) and is the editor of The Friduss Report, a newsletter focused on the purchasing practices of the Regional Bell Operating Companies.

         Mr. Fuss has served as a director of the Company since June 1995. Mr. Fuss is a management consultant, primarily for Tellabs, Inc. ("Tellabs") as a member of the International Executive Committee of Tellabs International, Inc. Prior to his retirement from Tellabs in 1993, Mr. Fuss was President of Tellabs International, Inc., which he founded in 1987 as a subsidiary. Tellabs International, Inc. is responsible for all Tellabs operations outside of North America. From 1986 to 1987, he was Senior Vice President, Technical Marketing and Business
Development of Tellabs. Mr. Fuss joined Tellabs as Vice President, Engineering in 1979. From 1977 to 1979, he was Director of R&D at Teletype Corporation and from 1958 to 1977 he held engineering and management positions at AT&T Bell Laboratories. Mr. Fuss holds a B.S. degree in electrical engineering from the University of Michigan and an M.S.E.E. from New York University. He served two years as an officer in the United States Air Force. He holds ten patents, primarily in the area of digital signal processing. He is also a director of Clear Communications, Inc., NetEdge Systems, Inc., Process Control Technologies, Inc. and Batterson Venture Partners, LLC.

         Mr. Powers has served as a director of the Company since October 1996. Mr. Powers is a professor and associate director of the Advanced Manufacturing Center at New Mexico State University in Las Cruces, New Mexico, as well as a consultant to a number of companies. From 1989 to 1991, he was president of the cellular systems business unit of AT&T Network Systems Group, now known as Lucent. Under his leadership, the business unit became the market leader in wireless infrastructure equipment in the United States, opened markets internationally and introduced the industry's first digital cellular system.
In 1983, he became vice president of AT&T and Philips Telecommunications B.V., a joint venture located in the Netherlands. He joined AT&T in 1958 as a member of the technical staff of Bell Laboratories and went on to management positions in consumer products, customer switching systems engineering and network planning. Mr. Powers holds a B.S. degree in electrical engineering with high honors from the University of Arkansas and a master's degree in electrical engineering from New York University. He also is a graduate of the Wharton Advanced Marketing Program and the Stanford Executive Program.

         Mr. Yovovich has served as a director of the Company since its initial public offering in October 1993. He is a private investor and corporate director. From 1993 until May 1996 he was President of Advance Ross Corporation, a public company, which through a merger in January 1996 became a wholly-owned subsidiary of CUC International, Inc., a public company. From 1982 through 1992, Mr. Yovovich held a number of executive positions at Centel Corporation, a major national telecommunications company, most recently serving as President of its Central Telephone Company subsidiary. He is also a director of U.S. Robotics Corporation, Comarco, Inc. and APAC TeleServices, Inc., each a public company. He holds B.A. and M.B.A. degrees from the University of Chicago and is a C.P.A. Mr. Yovovich has advised the Company that he will not stand for re-election when his term expires at the Company's 1997 annual meeting of stockholders.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16 of the Securities and Exchange Act of 1934, as amended, requires the Company's officers, directors and persons who own greater than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the Nasdaq National Market. Based solely on a review of the forms it has received and on written representations from certain reporting persons that no such forms were required for them, the Company believes that during 1996 all of the Section 16 filing requirements applicable to its officers, directors and 10% beneficial owners were complied with by such persons, except that James D. Hodge did not timely report four transactions that took place on the same day on a Form 4 during 1996; however, the information required was included in a Form 5 filed February 1997.

ITEM 11.  EXECUTIVE COMPENSATION

         The following table provides information concerning the annual and long-term compensation for services in all capacities to the Company for the years ended December 31, 1996, 1995 and 1994 of those persons who were at December 31, 1996, either (i) the chief executive officer; or (ii) the four other most highly compensated (based on combined salary and bonus) executive officers of the Company whose total salary and bonus exceeded $100,000 during 1996 (collectively, the "Named Officers").

                                          SUMMARY COMPENSATION TABLE
                                                                                  LONG-TERM
                                                                                COMPENSATION
                                             ANNUAL COMPENSATION                 AWARDS (1)
                                                                OTHER ANNUAL     SECURITIES      ALL OTHER
                                           SALARY      BONUS    COMPENSATION     UNDERLYING    COMPENSATION
NAME AND PRINCIPAL POSITION       YEAR       ($)        ($)          ($)         OPTIONS (#)        ($)
-----------------------------     -----    --------  --------   -------------   -------------  -------------
ORA E. SMITH  . . . . . . . .     1996     $194,250       (2)             $0           75,000             $0
 President and Chief Executive    1995     $185,000   $92,500             $0              n/a             $0
 Officer                          1994     $177,100   $30,000        $73,894(3)        62,500             $0

EDWARD W. LAVES, PH.D.  . . .     1996     $147,000       (2)             $0           60,000             $0
 Executive Vice President and     1995     $140,097   $70,000             $0              n/a             $0
 Chief Operating Officer          1994(4)   $10,606   $25,000             $0           50,000             $0

JAMES D. HODGE, PH.D. . . . .     1996     $126,000       (2)             $0           15,000             $0
 Vice President and Chief         1995     $120,000   $25,000             $0              n/a         $3,500(5)
 Scientist                        1994     $110,000   $15,000             $0           32,500         $3,500(5)

JAMES DEBELINA  . . . . . . .     1996     $120,000    $5,000             $0           10,000             $0
  Vice President, Sales and       1995(6)   $25,000   $10,000             $0           20,000             $0
  Marketing

STEPHEN G. WASKO  . . . . . .     1996     $115,500       (2)             $0           17,500             $0
 Vice President, Chief            1995     $105,833   $38,500             $0              n/a             $0
 Financial Officer, Treasurer     1994      $93,750   $18,000             $0            5,000             $0
 and Secretary

------------------
(1) None of the Named Officers had any restricted stock holdings as of December 31, 1996.
(2) The bonus for the year ended December 31, 1996 for this Named Officer has not yet been determined.
(3) $66,094 of this amount represents payments to Mr. Smith for reimbursement of income taxes attributable to debt forgiveness from the preceding year and $7,800 of this amount represents reimbursement of automobile expenses.
(4) Dr. Laves commenced employment with the Company in December 1994.
(5) This amount represents the balance forgiven in connection with a loan made to Dr. Hodge in April 1993.
(6) Mr. DeBelina commenced employment with the Company in October 1995.

OPTION GRANTS IN 1996
         The following table contains information concerning the grant of stock options by the Company to the Named Officers during 1996.

                                             PERCENTAGE
                                 NUMBER OF    OF TOTAL
                                  SHARES       OPTIONS                                POTENTIAL REALIZABLE
                                UNDERLYING   GRANTED TO    EXERCISE                  VALUE AT ASSUMED ANNUAL
                                  OPTIONS     EMPLOYEES     OF BASE                   RATES OF STOCK PRICE
                                  GRANTED     IN FISCAL      PRICE     EXPIRATION    APPRECIATION FOR OPTION
NAME                              (1)(2)        YEAR        ($/SH)      DATE (1)            TERM (2)
-----------------------------   ----------   -----------    --------   -----------   -------------------------
                                                                                       5%($)        10%($)
                                                                                       --------    ---------
Ora E. Smith  . . . . . . . .       25,000          7.9%      $18.25      1/15/06       286,933      727,145
                                    50,000        15.88%      $17.25     12/20/06(3)    542,422    1,374,603

Edward W. Laves, Ph.D.  . . .       20,000         6.35%      $18.25      1/15/06       229,547      581,716
                                    40,000        12.70%      $17.25     12/20/06(3)    433,937    1,099,682

James D. Hodge, Ph.D. . . . .        5,000         1.59%      $18.25      1/15/06        49,242      132,460
                                    10,000         3.18%      $17.25     12/20/96(3)    108,484      274,921

James DeBelina  . . . . . . .       10,000         3.18%      $17.25     12/20/06(3)    108,484      274,921

Stephen G. Wasko  . . . . . .        7,500         2.38%      $18.25      1/15/06        86,080      218,143
                                    10,000         3.18%      $17.25     12/20/06(3)    108,484      274,921

------------------

(1) Subject to certain restrictions, these options vest over a four-year period as follows: one-fourth of the options vest on the first anniversary of the grant date and one-thirty-sixth of the remaining options vest each month thereafter. The grant dates are 10 years prior to the respective expiration dates.

(2) Potential realizable value is presented net of the option exercise price but before any federal or state income taxes associated with exercise. These amounts represent certain assumed rates of appreciation only. Actual gains are dependent on the future performance of the Common Stock and the option holder's continued employment throughout the vesting period. The amounts reflected in the table may not necessarily be achieved.

(3) One-third of the options are subject to cancellation for each of three specified performance targets that are not met by the Company by the end of 1997.

AGGREGATED OPTION EXERCISES IN 1996 AND YEAR-END 1996 OPTION VALUES

         The following table provides information concerning option exercises in 1996 by the Named Officers and concerning the Named Officers' unexercised options at December 31, 1996.

                                                        NUMBER OF SECURITIES
                                                       UNDERLYING UNEXERCISED       VALUE OF UNEXERCISED IN-THE-
                             SHARES                   OPTIONS AT YEAR-END 1996       MONEY OPTIONS AT YEAR-END
                            ACQUIRED                             (#)                       1996 ($) (1)
                               ON          VALUE     ---------------------------    -----------------------------
                            EXERCISE     REALIZED
NAME                           (#)          ($)      EXERCISABLE   UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
--------------------------  ---------    ---------   -----------   -------------    ------------   --------------

Ora E. Smith  . . . . .             0           $0         34,167        103,333        $237,815        $210,623
Edward W. Laves, Ph.D.          5,000      $98,750         15,833         89,167        $156,351        $288,024
James D. Hodge, Ph.D  .        20,000      371,700         40,448         50,627        $563,163        $463,209
James C. DeBelina . . .             0           $0          6,250         23,750         $36,719         $80,781
Stephen G. Wasko  . . .         5,000      118,500         21,165         33,585        $245,462        $186,158

------------------
(1) The value per option is calculated by subtracting the exercise price from the closing price of the Common Stock on the Nasdaq National Market on December 31, 1996 (the last business day of 1996) of $17.125.

DIRECTOR COMPENSATION

         During 1996, the Company did not provide any cash compensation to its directors for their services on the Board of Directors. Each director of the Company who is not an employee of the Company (the "Non-Employee Directors") and was first elected to the Board of Directors after the adoption of the 1993 Stock Option Plan is granted non-qualified stock options ("NQSOs") to purchase 10,000 shares of Common Stock at the closing price of the Common Stock as reported on the Nasdaq National Market on the date of their initial election to the Board of Directors. In consideration of their service on the Board of Directors, on the date of the annual meeting of the stockholders of the Company each Non-Employee Director who is elected, re-elected or continues to serve as a director because his term has not expired shall be granted NQSOs to purchase 3,000 shares of Common Stock, provided that no such automatic grant shall be made to a Non-Employee Director who is first elected to the Board of Directors at the first such meeting or was first elected to the Board of Directors within three months prior to such annual meeting.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Mr. Batterson, who has been a member of the Compensation Committee since August 19, 1993 and the Executive Committee since January 17, 1997 and who is a member of the Board of Directors, is a general partner of Batterson Johnson & Wang L.P., which beneficially owns more than five percent of the outstanding Common Stock.

EMPLOYMENT AGREEMENTS

         Effective January 1, 1997, the Company entered into employment agreements with each of Mr. Smith and Drs. Laves and Hodge. Each agreement terminates on December 31, 1997 and stipulates an annual base salary of not less than $203,960, $170,000, and $126,000, respectively. Each agreement also includes a provision for a bonus to be paid at the discretion of the Board of Directors, severance payments if the executive is terminated other than for "Cause" as defined in such agreement, and certain non-competition and confidentiality provisions.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of February 28, 1997, certain information with respect to the beneficial ownership of Common Stock by (i) each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each Company director, (iii) each Named Officer and (iv) all Company executive officers and directors as a group.

                                                                              NUMBERS OF       PERCENT OF
                                                                                SHARES           SHARES
                                                                             BENEFICIALLY     BENEFICIALLY
                             NAME AND ADDRESS                                  OWNED(1)           OWNED
-------------------------------------------------------------------------    -------------   --------------
Batterson Johnson & Wang L.P. (2) . . . . . . . . . . . . . . . . . . . .          598,018            11.4%
Sheldon Drobny (3)  . . . . . . . . . . . . . . . . . . . . . . . . . . .          426,313             8.3
Aaron Fischer (4) . . . . . . . . . . . . . . . . . . . . . . . . . . . .          376,302             7.3
State of Illinois (5) . . . . . . . . . . . . . . . . . . . . . . . . . .          360,944             6.7
Stewart Shiman (6)  . . . . . . . . . . . . . . . . . . . . . . . . . . .          335,485             6.6
Ora E. Smith (7)  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          115,952             2.3
James D. Hodge, Ph.D. (8) . . . . . . . . . . . . . . . . . . . . . . . .           52,249             1.0
Stephen G. Wasko (9)  . . . . . . . . . . . . . . . . . . . . . . . . . .           29,202             *
Edward W. Laves, Ph.D. (9)  . . . . . . . . . . . . . . . . . . . . . . .           25,417             *
Paul G. Yovovich (10) . . . . . . . . . . . . . . . . . . . . . . . . . .           13,000             *
James C. DeBelina (11)  . . . . . . . . . . . . . . . . . . . . . . . . .            8,117             *
Peter S. Fuss (9) . . . . . . . . . . . . . . . . . . . . . . . . . . . .            3,333             *
Tom L. Powers . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            2,400             *
Leonard A. Batterson (12) . . . . . . . . . . . . . . . . . . . . . . . .            2,000             *
Steven Lazarus (9)  . . . . . . . . . . . . . . . . . . . . . . . . . . .            2,000             *
Michael J. Friduss  . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,000             *
All executive officers and directors as a group (14 persons) (13) . . . .          266,477             5.1

------------------
*   Denotes beneficial ownership less than one percent.

(1) Unless otherwise indicated below, the persons in the above table have sole voting and investment power with respect to all shares shown as beneficially owned by them.

(2) Includes 221,515 shares issuable upon exercise of warrants presently exercisable. The address of the stockholder is 303 West Madison Street, Chicago, Illinois 60606.

(3) Includes 84,603 shares issuable upon exercise of warrants presently exercisable. Includes 73,402 shares held by Drobny/Fischer General Partnership ("DFGP"). Mr. Drobny is a general partner of DFGP and in such capacity he shares voting and investment power with respect to shares held by DFGP and therefore may be deemed the beneficial owner of the shares of Common Stock directly held by DFGP. Includes 7,688 shares held by Paradigm Venture Investors, L.L.C. ("Paradigm"). Mr. Drobny is the managing director of Paradigm and in such capacity he shares voting and investment power with respect to shares held by Paradigm and therefore may be deemed the beneficial owner of the shares of Common Stock directly held by Paradigm. The address of the stockholder is 95 Revere Drive, Suite A, Northbrook, Illinois 60062.

(4) Includes 117,149 shares issuable upon exercise of warrants presently exercisable. Includes 73,402 shares held by DFGP. Mr. Fischer is a general partner of DFGP and in such capacity he shares voting and investment power with respect to shares held by DFGP and therefore may be deemed the beneficial owner of the shares of Common Stock directly held by DFGP. Includes 7,688 shares held by Paradigm. Mr. Fischer shares voting and investment power with respect to shares held by

     Paradigm and therefore may be deemed the beneficial owner of the shares of Common Stock directly held by Paradigm. The address of the stockholder is 95 Revere Drive, Suite A, Northbrook, Illinois 60062.
(5) Includes 69,080 shares issuable upon exercise of warrants presently exercisable. The Company has been advised by the Illinois Department of Commerce and Community Affairs ("DCCA") that because of Illinois state law and regulations, DCCA cannot exercise its voting rights with respect to the shares of common stock it holds. As a result, pursuant to a written proxy dated June 8, 1994, DCCA has given its irrevocable proxy for all of the voting securities of the Company it now or hereafter owns to the individual who is the chief executive officer of the Company. The address of the stockholder is Illinois Department of Commerce and Community Affairs, 100 West Randolph, Chicago, Illinois 60601.
(6) Includes 93,642 shares issuable upon exercise of warrants presently exercisable. Includes 7,688 shares held by Paradigm. Mr. Shiman shares voting and investment power with respect to shares held by Paradigm and therefore may be deemed the beneficial owner of the shares of Common Stock directly held by Paradigm. The address of the stockholder is 95 Revere Drive, Suite A, Northbrook, Illinois 60062.
(7) Includes 46,979 shares issuable upon exercise of options exercisable currently or within 60 days of February 28, 1997. Excludes 291,864 shares held by the State of Illinois and 69,080 shares issuable upon exercise of warrants presently exercisable and held by the State of Illinois. Mr. Smith, as the chief executive officer of the Company, has an irrevocable proxy to vote these shares. Therefore, Mr. Smith may be deemed the beneficial owner of the shares of Common Stock directly owned by the State of Illinois. Mr. Smith disclaims this beneficial ownership.
(8) Includes 52,224 shares issuable upon exercise of options exercisable currently or within 60 days of February 28, 1997.
(9) Represents shares issuable upon exercise of options exercisable currently or within 60 days of February 28, 1997.
(10) Includes 12,000 shares issuable upon exercise of options exercisable currently or within 60 days of February 28, 1997.
(11) Includes 7,917 shares issuable upon exercise of options exercisable currently or within 60 days of February 28, 1997.
(12) Represents shares issuable upon exercise of options exercisable currently or within 60 days of February 28, 1997. Excludes 376,503 shares held by Batterson Johnson & Wang L.P. ("BJ&W") and 221,515 shares issuable upon exercise of warrants presently exercisable and held by BJ&W. Mr. Batterson is the managing general partner of BJ&W and in such capacity he shares voting and investment power with respect to shares held by BJ&W and therefore may be deemed the beneficial owner of the shares of Common Stock directly owned by BJ&W. Mr. Batterson disclaims this beneficial ownership.

(13) Includes 192,529 shares issuable upon exercise of options exercisable currently or within 60 days of February 28, 1997.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Pursuant to promissory notes dated December 12, 1996, each of the following persons owes the Company the following principal amounts: Sheldon Drobny, $140,387; Aaron Fischer, $123,697; Stewart Shiman, $123,697; and Drobny/Fischer General Partnership ("DFGP"), $17,812, which were the largest amounts of indebtedness for such persons to the Company since the beginning of 1996. Messrs. Drobny, Fischer and Shiman each beneficially own more than five percent of the Company's outstanding Common Stock. Messrs. Drobny and Fischer are also general partners of DFGP which is a stockholder of the Company. The promissory notes, which bear interest at a rate per annum equal to 8.25% with a default interest rate of 10.25%, were issued in connection with the exercise of warrants of the Company by Messrs. Drobny, Fischer and Shiman and DFGP. These warrants had been called for redemption by the Company. The promissory notes are due on April 30, 1997. Paradigm Venture Investors L.L.C., an affiliate of Messrs. Drobny, Fischer and Shiman, is a guarantor of the promissory notes.

         Additional information in response to this item appears in Item 11 under the heading "Compensation Committee Interlocks and Insider
Participation."

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this Form 10-K:

         1. The following financial statements of the Company, with the report of independent auditors, are filed as part of this Form 10-K:

             Report of Independent Auditors
             Balance Sheets as of December 31, 1995 and 1996
             Statements of Operations for the Years Ended December 31, 1994,
              1995, and 1996 and the Cumulative Period from October 18, 1989 (Date of Inception) to December 31, 1996
             Statements of Stockholders' Equity for the Years
              Ended December 31, 1994, 1995, and 1996 and the Cumulative Period
              from October 18, 1989 (Date of Inception) to December 31, 1996
             Statements of Cash Flows for the Years Ended December 31, 1994,
              1995, and 1996 and the Cumulative Period from October 18, 1989
              (Date of Inception) to December 31, 1996 otes to Financial Statements

         2. The following financial statement schedules of the Company are filed as part of this Form 10-K:

              Schedule II      --       Valuation and Qualifying Accounts

              All other financial schedules are omitted because such schedules are not required or the information required has been presented in the aforementioned financial statements.

         3. The following exhibits are filed with this Report or incorporated by reference as set forth below.

  Exhibit
  Number
  -------

     3.1 Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, Registration Statement No. 33-67756 (the "IPO Registration Statement").

     3.2 Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 to the IPO Registration Statement.

     3.3 Certificate of Amendment of Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.3 to the IPO Registration Statement.

     4.1 Specimen stock certificate representing Common Stock, incorporated by reference to Exhibit 4.1 to the IPO Registration Statement.

     4.2     Form of Series B Warrants, incorporated by reference to Exhibit
             4.2 to the IPO Registration Statement.

     4.3     Form of Series C Warrants, incorporated by reference to Exhibit
             4.3 to the IPO Registration Statement.

     4.4     Form of Representative Warrant, incorporated by reference to
             Exhibit 4.4 to the IPO Registration Statement.

     4.5 Rights Agreement dated as of February 9, 1996 between the Company and LaSalle National Trust, N.A., to the Exhibit to the Company's Registration Statement on Form 8-A, filed February 12, 1996.

     10.1 The Company's 1993 Amended and Restated Stock Option Plan, incorporated by reference to Exhibit B to the Company's Proxy Statement filed May 6, 1996.

     10.2    Directors Indemnification Agreement, incorporated by reference to
             Exhibit 10.2 to the IPO Registration Statement.

     10.3 Third Amended and Restated Registration Rights Agreement dated as of July 14, 1993, as amended, incorporated by reference to Exhibit
             10.4 to the IPO Registration Statement.

     10.4 Public Law Agreement dated February 2, 1990 between Illinois Department of Commerce and Community Affairs and the Company, incorporated by reference to Exhibit 10.5 to the IPO Registration Statement.

     10.5 Public Law Agreement dated December 30, 1991 between Illinois Department of Commerce and Community Affairs and the Company, amended as of June 30, 1992, incorporated by reference to Exhibit
             10.6 to the IPO Registration Statement.

     10.6    Representative Warrant Agreement, incorporated by reference to
             Exhibit 10.7 to the IPO Registration Statement.

     10.7 Subcontract and Cooperative Development Agreement dated as of June 1, 1993 between American Telephone and Telegraph Company and the Company, incorporated by reference to Exhibit 10.9 to the IPO Registration Statement.

     10.8 Intellectual Property Agreement dated as of June 1, 1993 between American Telephone and Telegraph Company and the Company, incorporated by reference to Exhibit 10.10 to the IPO Registration Statement.

     10.9 Financial Assistance Award No. 70NANB3H1381 dated March 1, 1993 by the United States Department of Commerce under the Advanced Technology Program, incorporated by reference to Exhibit 10.11 to the IPO Registration Statement.

     10.10 License Agreement dated January 31, 1990 between the Company and Northwestern University, incorporated by reference to Exhibit
             10.13 to the IPO Registration Statement.

     10.11 License Agreement dated February 2, 1990 between the Company and ARCH Development Corporation, incorporated by reference to Exhibit
             10.14 to the IPO Registration Statement.

     10.12 License Agreement dated August 9, 1991 between the Company and ARCH Development Corporation, incorporated by reference to Exhibit
             10.15 to the IPO Registration Statement.

     10.13 License Agreement dated October 11, 1991 between the Company and ARCH Development Corporation, incorporated by reference to Exhibit
             10.16 to the IPO Registration Statement.

     10.14 Public Law Agreement dated August 18, 1993 between Illinois Department of Commerce and Community Affairs and the Company, incorporated by reference to Exhibit 10.17 to the IPO Registration Statement.

     10.15 Amendment to Financial Assistance Award No. 70NANB3H1381 dated March 1, 1994 by the United States Department of Commerce under the Advanced Technology Program, incorporated by reference to
             Exhibit 10.20 to the Form 10-K for the period during December 31, 1993.

     10.16 Employment Agreement dated January 1, 1997 between the Company and James D. Hodge, Ph.D.*

     10.17 Employment Agreement dated January 1, 1997 between the Company and Edward W. Laves, Ph.D.*

     10.18 Employment Agreement dated January 1, 1997 between the Company and Ora E. Smith.*

     10.19 Single-Tenant Industrial building Lease between Teachers' Retirement System of the State of Illinois, landlord, and Illinois Superconductor Corporation, tenant, dated June 24, 1994, Incorporated by reference to Exhibit 10.1 to the Form 10-Q for the period ending June 30, 1994.

     10.20 Amendment to Financial Assistance Award No. 70NANB3H1381 dated March 1, 1995 by the United States Department of Commerce under the Advanced Technology Program, incorporated by reference to
             Exhibit 10.20 to the Form 10-K for the period ending December 31, 1994.

     23.     Consent of Ernst & Young L.L.P.

     27.     Financial Data Schedule

---------------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit on this Form 10-K.


(b)      Reports on Form 8-K:

         The Company did not file any reports on Form 8-K during the fourth quarter of 1996.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of March, 1997.

                                           ILLINOIS SUPERCONDUCTOR CORPORATION


                                        By:     /s/ ORA E. SMITH
                                                -------------------------------
                                                  Ora E. Smith
                                                  President and Chief Executive
                                                  Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 24th day of March, 1997.

            Signature                          Title



      /s/ ORA E. SMITH                  President, Chief Executive Officer
     -------------------------          (Principal Executive Officer)
          Ora E. Smith                  and a Director



    /s/ STEPHEN G. WASKO                Chief Financial Officer, Treasurer
    -------------------------           and Secretary (Principal Financial and
        Stephen G. Wasko                Accounting Officer)



    /s/ LEONARD A. BATTERSON            Director
    -------------------------
      Leonard A. Batterson

     /s/ MICHAEL J. FRIDUSS
    -------------------------
                                        Director
       Michael J. Friduss

       /s/ PETER  S. FUSS
    -------------------------
                                        Director
         Peter S. Fuss


       /s/ STEVEN LAZARUS               Chairman of the Board and Director
    -------------------------
          Steven Lazarus


      /s/ THOMAS J. POWERS
    -------------------------           Director
        Thomas J. Powers

      /s/ PAUL G. YOVOVICH
    -------------------------           Director
        Paul G. Yovovich

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Illinois Superconductor Corporation

     We have audited the accompanying balance sheets of Illinois Superconductor Corporation as of December 31, 1995 and 1996, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996, and the cumulative period from October 18, 1989 (date of inception) to December 31, 1996. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Illinois Superconductor Corporation at December 31, 1995 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, and the cumulative period from October 18, 1989 (date of inception) to December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                               ERNST & YOUNG LLP

Chicago, Illinois
January 29, 1997
except for paragraph 8
of Note 6, for which the
date is March 7, 1997.

                      ILLINOIS SUPERCONDUCTOR CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                                                                       DECEMBER 31
                                                                --------------------------
                                                                   1995           1996
                                                                   ----           ----
ASSETS
Current assets:
  Cash and cash equivalents.................................    $   953,093     $ 5,188,047
  Investments...............................................      5,083,809         500,313
  Inventories...............................................             --         653,696
  Accounts receivable.......................................        310,529         130,752
  Prepaid expenses and other................................        465,298         436,052
                                                                -----------     -----------
Total current assets........................................      6,812,729       6,908,860
Property and equipment, net.................................      3,193,777       5,742,804
Restricted certificates of deposit..........................        862,500         350,000
Patents and trademarks, net.................................        236,760         386,832
                                                                -----------     -----------
Total assets................................................    $11,105,766     $13,388,496
                                                                ===========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $   876,369     $ 1,126,009
  Accrued liabilities.......................................        381,306         494,507
  Current portion of long-term debt.........................         96,580          80,421
                                                                -----------     -----------
Total current liabilities...................................      1,354,255       1,700,937
Long-term debt, less current portion........................        509,079          91,618
Deferred occupancy costs....................................         57,053          75,813
Stockholders' equity:
  Capital stock:
     Preferred stock ($.001 par value); 100,000 shares
      authorized and none issued and outstanding............             --              --
     Common stock ($.001 par value); 15,000,000 shares
      authorized and 3,998,952 and 5,023,352 shares issued
      and outstanding at December 31, 1995 and 1996,
      respectively..........................................          3,999           5,023
  Additional paid-in capital................................     24,670,560      39,019,421
  Deferred compensation.....................................        (41,392)             --
  Notes receivable from stockholders........................             --      (1,142,754)
  Deficit accumulated during the development stage..........    (15,447,788)    (26,361,562)
                                                                -----------     -----------
Total stockholders' equity..................................      9,185,379      11,520,128
                                                                -----------     -----------
Total liabilities and stockholders' equity..................    $11,105,766     $13,388,496
                                                                ===========     ===========

                       See notes to financial statements.

                      ILLINOIS SUPERCONDUCTOR CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS


                                                                                   CUMULATIVE FROM
                                                 YEARS ENDED DECEMBER 31          OCTOBER 18, 1989
                                           ------------------------------------ (DATE OF INCEPTION) TO
                                              1994         1995          1996     DECEMBER 31, 1996
                                              ----         ----          ----     -----------------
Revenues:
  Development stage product sales......   $     2,787   $     5,998   $    156,700   $    194,412
  Government contracts.................       205,381        21,832         53,122        800,215
                                          -----------   -----------   ------------   ------------
Total revenues.........................       208,168        27,830        209,822        994,627

Costs and expenses:
  Cost of government contract
     revenue...........................       194,098        19,286         49,534        675,226
  Research and development.............     1,962,678     4,554,946      6,422,921     14,215,011
  Selling and marketing................       454,968       469,600      1,834,640      3,068,684
  General and administrative...........     2,199,597     2,763,615      3,290,810     10,940,405
                                          -----------   -----------   ------------   ------------
Total costs and expenses...............     4,811,341     7,807,447     11,597,905     28,899,326
                                          -----------   -----------   ------------   ------------
                                           (4,603,173)   (7,779,617)   (11,388,083)   (27,904,699)
Other income (expense):
  Investment income....................       496,392       487,543        503,911      1,658,250
  Interest expense.....................        (8,582)      (39,600)       (29,602)      (115,113)
                                          -----------   -----------   ------------   ------------
                                              487,810       447,943        474,309      1,543,137
                                          -----------   -----------   ------------   ------------
Net loss...............................   $(4,115,363)  $(7,331,674)  $(10,913,774)  $(26,361,562)
                                          ===========   ===========   ============   ============
Net loss per common share..............   $     (1.15)  $     (2.01)  $      (2.41)
                                          ===========   ===========   ============
Weighted average number of common
  shares outstanding...................     3,578,485     3,641,196      4,536,034
                                          ===========   ===========   ============

                       See notes to financial statements.

                      ILLINOIS SUPERCONDUCTOR CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                       STATEMENTS OF STOCKHOLDERS' EQUITY
     FOR THE PERIOD FROM INCEPTION (OCTOBER 18, 1989) TO DECEMBER 31, 1996


                                         PREFERRED STOCK           COMMON STOCK                                       NOTES
                                     -----------------------   --------------------   ADDITIONAL                    RECEIVABLE
                                     NUMBER OF                 NUMBER OF                PAID-IN       DEFERRED         FROM
                                       SHARES       AMOUNT      SHARES      AMOUNT      CAPITAL     COMPENSATION   STOCKHOLDERS
                                     ----------     ------     ---------    ------    ----------    ------------   ------------
October 18, 1989 to December 31,
 1990:
 Issuance of common stock; October
   20, 1989 -- $.0007 per share....          --   $       --    136,250    $    100   $        --    $      --     $        --
 Issuance of preferred stock --
   Series A, $1.00 per share.......   1,000,000    1,000,000         --          --            --           --              --
 Issuance of common shares;
   September 10, 1990; $.0184 per
   share...........................          --           --    105,973       1,944            --           --              --
 Net loss..........................          --           --         --          --            --           --              --
                                     ----------   ----------   ---------   --------   -----------    ---------     -----------
Balance at December 31, 1990.......   1,000,000    1,000,000    242,223       2,044            --           --              --
Issuance of preferred stock --
 Series A; $1.00 per share.........     500,000      500,000         --          --            --           --              --
Net loss...........................          --           --         --          --            --           --              --
                                     ----------   ----------   ---------   --------   -----------    ---------     -----------
Balance as of December 31, 1991....   1,500,000    1,500,000    242,223       2,044            --           --              --
Issuance of preferred stock --
 Series B; $1.25 per share.........     926,000    1,157,500         --          --            --           --              --
Conversion of notes payable to
 stockholder into shares of
 preferred stock -- Series B; $1.25
 per share.........................     440,000      550,000         --          --            --           --              --
Conversion of accrued interest to
 common stock: $1.4679 per share...          --           --     11,851      17,398            --           --              --
Net loss                                     --           --         --          --            --           --              --
                                     ----------   ----------   ---------   --------   -----------    ---------     -----------
Balance as of December 31, 1992....   2,866,000    3,207,500    254,074      19,442            --           --              --
Issuance of stock options..........          --           --         --          --       488,600     (488,600)             --
Exercise of stock options; $.0184
 per share.........................          --           --      9,634         177            --           --              --
Issuance of preferred stock --
 Series C; $1.50 per share.........   1,500,000    2,250,000         --          --            --           --              --
Stock split of .5450 to 1..........          --           --         --     (19,355)       19,355           --              --
Conversion of preferred stock into
 common shares.....................  (4,366,000)  (5,457,500) 1,761,971       1,762     5,455,738           --              --
Issuance of common stock -- Initial
 public offering, net of offering
 costs; $11.25 per share...........          --           --  1,350,000       1,350    13,083,011           --              --
Issuance of warrants...............          --           --         --          --           100           --              --
Issuance of common stock --
 Exercise of underwriter's option
 on overallotment shares; $11.25
 per share.........................          --           --    202,500         202     2,095,673           --              --
Amortization of deferred
 compensation......................          --           --         --          --            --      187,151              --
Net loss...........................          --           --         --          --            --           --              --
                                     ----------   ----------  ----------   --------   -----------    ---------     -----------
Balance as of December 31, 1993....          --           --  3,578,179       3,578    21,142,477     (301,449)             --
Additional costs of initial public
 offering..........................          --           --         --          --       (46,189)          --              --
Exercise of stock options; $.229
 per share.........................          --           --        545           1           124           --              --
Amortization of deferred
 compensation......................          --           --         --          --            --      139,318              --
Net loss...........................          --           --         --          --            --           --              --
                                     ----------   ----------  ---------    --------   -----------    ---------     -----------
Balance as of December 31, 1994....          --           --  3,578,724       3,579    21,096,412     (162,131)             --
Exercise of stock options; $.184 --
 $11.25 per share..................          --           --     50,130          50       105,536           --              --
Exercise of warrants; $1.4679 per
 share.............................          --           --     13,625          14        19,986           --              --
Forfeiture of stock options........          --           --         --          --      (132,300)      74,164              --
Issuance of common stock -- Private
 placement, net of offering costs;
 $10.80 per share..................          --           --    356,473         356     3,580,926           --              --
Amortization of deferred
 compensation......................          --           --         --          --            --       46,575              --
Net loss...........................          --           --         --          --            --           --              --
                                     ----------   ----------  ---------    --------   -----------    ---------     -----------
Balance as of December 31, 1995....          --           --  3,998,952       3,999    24,670,560      (41,392)             --
Exercise of stock options; $.184 --
 $15.25 per share..................          --           --     49,881          50       282,903           --              --
Exercise of warrants; $1.4679 --
 $13.50 per share..................          --           --    565,993         566     5,738,150           --      (1,142,754)
Forfeiture of stock options........          --           --         --          --        (5,438)       5,438              --
Issuance of common stock -- Private
 placement, net of offering costs;
 $21.80 per share..................          --           --    408,526         408     8,333,246           --              --
Amortization of deferred
 compensation......................          --           --         --          --            --       35,954              --
Net loss...........................          --           --         --          --            --           --              --
                                     ----------   ----------  ---------    --------   -----------    ---------     -----------
Balance as of December 31, 1996....          --   $       --  5,023,352    $  5,023   $39,019,421    $      --     $(1,142,754)
                                     ==========   ==========  =========    ========   ===========    =========     ===========

                                       DEFICIT
                                     ACCUMULATED
                                        DURING
                                     DEVELOPMENT
                                        STAGE          TOTAL
                                     -----------       -----
October 18, 1989 to December 31,
 1990:
 Issuance of common stock; October
   20, 1989 -- $.0007 per share....  $         --   $       100
 Issuance of preferred stock --
   Series A, $1.00 per share.......            --     1,000,000
 Issuance of common shares;
   September 10, 1990; $.0184 per
   share...........................            --         1,944
 Net loss..........................      (469,177)     (469,177)
                                     ------------   -----------
Balance at December 31, 1990.......      (469,177)      532,867
Issuance of preferred stock --
 Series A; $1.00 per share.........            --       500,000
Net loss...........................      (887,770)     (887,770)
                                     ------------   -----------
Balance as of December 31, 1991....    (1,356,947)      145,097
Issuance of preferred stock --
 Series B; $1.25 per share.........            --     1,157,500
Conversion of notes payable to
 stockholder into shares of
 preferred stock -- Series B; $1.25
 per share.........................            --       550,000
Conversion of accrued interest to
 common stock: $1.4679 per share...            --        17,398
Net loss                                 (994,178)     (994,178)
                                     ------------   -----------
Balance as of December 31, 1992....    (2,351,125)      875,817
Issuance of stock options..........            --            --
Exercise of stock options; $.0184
 per share.........................            --           177
Issuance of preferred stock --
 Series C; $1.50 per share.........            --     2,250,000
Stock split of .5450 to 1..........            --            --
Conversion of preferred stock into
 common shares.....................            --            --
Issuance of common stock -- Initial
 public offering, net of offering
 costs; $11.25 per share...........            --    13,084,361
Issuance of warrants...............            --           100
Issuance of common stock --
 Exercise of underwriter's option
 on overallotment shares; $11.25
 per share.........................            --     2,095,875
Amortization of deferred
 compensation......................            --       187,151
Net loss...........................    (1,649,626)   (1,649,626)
                                     ------------   -----------
Balance as of December 31, 1993....    (4,000,751)   16,843,855
Additional costs of initial public
 offering..........................            --       (46,189)
Exercise of stock options; $.229
 per share.........................            --           125
Amortization of deferred
 compensation......................            --       139,318
Net loss...........................    (4,115,363)   (4,115,363)
                                     ------------   -----------
Balance as of December 31, 1994....    (8,116,114)   12,821,746
Exercise of stock options; $.184 --
 $11.25 per share..................            --       105,586
Exercise of warrants; $1.4679 per
 share.............................            --        20,000
Forfeiture of stock options........            --       (58,136)
Issuance of common stock -- Private
 placement, net of offering costs;
 $10.80 per share..................            --     3,581,282
Amortization of deferred
 compensation......................            --        46,575
Net loss...........................    (7,331,674)   (7,331,674)
                                     ------------   -----------
Balance as of December 31, 1995....   (15,447,788)    9,185,379
Exercise of stock options; $.184 --
 $15.25 per share..................            --       282,953
Exercise of warrants; $1.4679 --
 $13.50 per share..................            --     4,595,962
Forfeiture of stock options........            --            --
Issuance of common stock -- Private
 placement, net of offering costs;
 $21.80 per share..................            --     8,333,654
Amortization of deferred
 compensation......................            --        35,954
Net loss...........................   (10,913,774)  (10,913,774)
                                     ------------   -----------
Balance as of December 31, 1996....  $(26,361,562)  $11,520,128
                                     ============   ===========

                       See notes to financial statements.

                      ILLINOIS SUPERCONDUCTOR CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS


                                                                                                  CUMULATIVE FROM
                                                                                                    OCTOBER 18,
                                                                                                   1989 (DATE OF
                                                                  YEAR ENDED DECEMBER 31           INCEPTION) TO
                                                          ---------------------------------------   DECEMBER 31,
                                                              1994         1995           1996         1996
                                                              ----         ----           ----     ------------
OPERATING ACTIVITIES
Net loss...............................................   $ (4,115,363) $(7,331,674)  $(10,913,774)  $(26,361,562)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation.........................................        202,525      668,859      1,157,561      2,234,786
  Amortization.........................................         15,667        7,541          6,639         52,572
  Loss on disposal of property and equipment...........         15,070          499             --         15,569
  Loss (gain) on available-for-sale securities.........        124,000      (54,065)       (43,171)        26,764
  Net (amortization) accretion of bond (premiums)
    discounts..........................................         (7,963)     (11,454)          (939)       (20,356)
  Note receivable from officer.........................             --           --             --        179,400
  Provision for interest on notes payable..............             --           --             --         17,398
  Payments of patent costs.............................        (91,141)     (97,005)      (156,711)      (404,756)
  Stock compensation expense...........................        139,318       46,575         35,954        408,998
  Cancellation of stock options........................             --      (58,136)            --        (58,136)
  Changes in operating assets and liabilities:
    Accounts receivable................................         65,345      (28,936)       179,777       (130,752)
    Inventories........................................             --           --       (653,696)      (653,696)
    Prepaid expenses and other.........................       (532,388)     306,527         29,246       (436,052)
    Accounts payable...................................      1,143,035     (818,844)       249,640      1,126,009
    Accrued liabilities................................        (11,535)     252,159        113,201        494,507
    Deferred occupancy costs...........................         38,567       18,486         18,760         75,813
                                                          ------------  -----------   ------------   ------------
Net cash used in operating activities..................     (3,014,863)  (7,099,468)    (9,977,513)   (23,433,494)
INVESTING ACTIVITIES
Purchases of available-for-sale securities.............    (15,691,459)  (8,060,495)   (30,945,246)   (54,697,200)
Sales of available-for-sale securities.................      2,987,121    4,566,564      2,500,000     10,053,685
Maturities of available-for-sale securities............      2,061,578    9,002,364     33,072,852     44,136,794
(Increase) decrease in certificates of deposit, net....       (989,000)     137,500        512,500       (350,000)
Acquisitions of property and equipment.................     (1,912,835)  (1,888,694)    (3,706,588)    (7,751,926)
Decrease (increase) in notes receivable from
  officers.............................................          3,500           --             --       (179,400)
                                                          ------------  -----------   ------------   ------------
Net cash provided by (used in) investing activities....    (13,541,095)   3,757,239      1,433,518     (8,788,047)
FINANCING ACTIVITIES
Payments of organization costs.........................             --           --             --        (64,495)
Proceeds from notes payable to stockholders............             --           --             --        550,000
Proceeds from issuance of preferred stock..............             --           --             --      4,907,500
Proceeds from issuance of common stock -- net of
  offering costs.......................................        (46,189)   3,581,282      8,333,654     27,051,304
Exercise of stock options..............................            125      105,586        282,953        388,664
Exercise of warrants...................................             --       20,000      4,595,962      4,615,962
Proceeds from issuance of long-term debt...............             --      650,518         92,182        742,700
Payments on long-term debt.............................             --      (44,859)      (525,802)      (570,661)
Payments under capital lease obligations...............        (47,477)    (107,567)            --       (211,386)
                                                          ------------  -----------   ------------   ------------
Net cash provided by (used in) financing activities....        (93,541)   4,204,960     12,778,949     37,409,588
                                                          ------------  -----------   ------------   ------------
Increase (decrease) in cash and cash equivalents.......    (16,649,499)     862,731      4,234,954      5,188,047
Cash and cash equivalents at beginning of period.......     16,739,861       90,362        953,093             --
                                                          ------------  -----------   ------------   ------------
Cash and cash equivalents at end of period.............   $     90,362  $   953,093   $  5,188,047   $  5,188,047
                                                          ============  ===========   ============   ============
Supplemental cash flow information:
    Cash paid for interest.............................   $      8,582  $    39,600   $     29,602   $     96,369
                                                          ============  ===========   ============   ============
    Equipment capitalized under lease agreements.......   $         --  $    59,739   $         --   $    211,386
                                                          ============  ===========   ============   ============
    Conversion of notes payable and accrued interest to
      preferred and common stock.......................   $         --  $        --   $         --   $    567,398
                                                          ============  ===========   ============   ============

                       See notes to financial statements.

                      ILLINOIS SUPERCONDUCTOR CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

     Illinois Superconductor Corporation (Company) was founded in 1989 to commercialize superconducting technologies primarily for the wireless telecommunications industry. Since its inception, the Company has been in the development stage, engaging in research and product development activities, both internally funded and under government-funded contracts and cooperative agreements, recruiting technical and administrative personnel, and raising capital. The Company's primary focus has been on developing radio frequency component products for the cellular and other wireless telecommunications markets located mainly in the United States.

     In the course of its development activities, the Company has experienced net losses and negative cash flows from operations. Historically, the Company has funded its operations primarily through the issuance of equity securities, government contracts and debt. The Company intends to offer additional equity securities during 1997. In the event the equity offering is not successful, the Company believes that it is capable of sustaining operations throughout 1997 under plans which could include a reduction in the Company's operating levels.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH, CASH EQUIVALENTS AND INVESTMENTS

     Cash and cash equivalents consist of demand deposits, time deposits, money market funds, and commercial paper which have maturities of three months or less from the date of purchase. Investments consist of U.S. corporate debt securities, U.S. Treasury securities, and other U.S. government obligations. Management believes that the financial institutions in which it maintains such deposits are financially sound and, accordingly, minimal credit risk exists with respect to these deposits.

     Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. All of the Company's investments are classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of shareholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income.

INVENTORIES

     Inventories are stated at the lower of cost (determined on a first in, first out basis) or market.

PROPERTY AND EQUIPMENT

     Property and equipment is stated at cost, less accumulated depreciation, and is depreciated over the estimated useful lives of the assets using accelerated methods. Leasehold improvements are amortized using the straight-line method over the shorter of the useful life of the asset or the term of the lease. Amortization of

                      ILLINOIS SUPERCONDUCTOR CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

leasehold improvements is included in depreciation expense. The useful lives assigned to property and equipment for the purpose of computing book depreciation are as follows:

Lab equipment...............................................  5 years
Manufacturing equipment.....................................  3 to 5 years
Office equipment............................................  3 to 5 years
Furniture and fixtures......................................  5 years
Leasehold improvements......................................  Life of lease

PATENTS AND TRADEMARKS

     Patents and trademarks are recorded at cost and are amortized using the straight-line method over the shorter of their estimated useful lives or 17 years. The recoverability of the carrying values of patents and trademarks is evaluated on a recurring basis. Patents and trademarks are net of accumulated amortization of$11,285 and $17,924 at December 31, 1995 and 1996, respectively.

INCOME TAXES

     Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

REVENUE RECOGNITION

     Revenues from research and development contracts are recognized utilizing the percentage-of-completion method measured by the relationship of costs incurred to total contract costs. When the current contract estimate indicates a loss, provision is made for the total anticipated loss. Revenues from research-related activities are derived primarily from contracts and cost-sharing agreements with agencies of the U.S. government (see Note 8).

     All payments to the Company for work performed on contracts with agencies of the U.S. government are subject to adjustment upon audit by agencies of the U.S. government. Management believes that any such audits will not have a significant effect on the financial position or results of operations of the Company.

     Revenues from product sales are recognized at the time of shipment.

ADVERTISING COSTS

     Advertising costs are charged to expense in the period incurred. Advertising expense for the years ended December 31, 1994, 1995, 1996, and the cumulative period from October 18, 1989 (date of inception) to December 31, 1996, was approximately $119,000, $87,000, $135,000, and $341,000, respectively.

RESEARCH AND DEVELOPMENT COSTS

     Research and development costs related to both present and future products are charged to expense in the period incurred.

                      ILLINOIS SUPERCONDUCTOR CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NET LOSS PER COMMON SHARE

     Net loss per common share and pro forma net loss per common share (Note 7) are computed based upon the weighted-average number of common shares outstanding. Common equivalent shares are not included in the per share calculations since the effect of their inclusion would be antidilutive.

USE OF ESTIMATES

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

DESCRIPTION OF CERTAIN CONCENTRATIONS AND RISKS

     The Company operates in a highly competitive and rapidly changing industry. Product revenues are currently concentrated with a limited number of customers and the supply of certain materials is concentrated among a few providers. The development and commercialization of new technologies by any competitor could adversely affect the Company's results of operations.

ADOPTION OF FASB 121

     In March 1995, the Financial Accounting Standards Board issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (FASB 121), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. FASB 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted FASB 121 in the first quarter of 1996. The effect of adoption was not material.

RECLASSIFICATIONS

     Certain amounts in the 1995 financial statements have been reclassified to conform to the 1996 presentation.

3. INVENTORIES

     Inventories consist of the following:

                                                                      DECEMBER 31
                                                                    ---------------
                                                                    1995       1996
                                                                    ----       ----
Raw materials...............................................         $--      $ 64,524
Work-in-process.............................................          --       214,172
Finished product............................................          --       375,000
                                                                      --      --------
                                                                     $--      $653,696
                                                                      ==      ========

                      ILLINOIS SUPERCONDUCTOR CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

4. INVESTMENTS

     The following is a summary of available-for-sale debt securities at December 31, 1995 and 1996:

                                                1995                                1996
                                     --------------------------           ------------------------
                                         AVAILABLE-FOR-SALE                  AVAILABLE-FOR-SALE
                                          DEBT SECURITIES                     DEBT SECURITIES
                                     --------------------------           ------------------------
                                        COST         FAIR VALUE             COST        FAIR VALUE
                                        ----         ----------             ----        ----------
U.S. Treasury securities and
  obligations of U.S.
  government agencies..........      $3,456,281      $3,456,281           $500,313        $500,313
U.S. corporate debt
  securities...................       1,627,528       1,627,528                 --              --
                                     ----------      ----------           --------        --------
                                     $5,083,809      $5,083,809           $500,313        $500,313
                                     ==========      ==========           ========        ========

     During the years ended December 31, 1995 and 1996, available-for-sale debt securities with a fair value at the date of sale of $4,566,564 and $2,500,000, respectively, were sold. The gross realized gains on such sales were $59,480 and $43,171 in 1995 and 1996, respectively, and the gross realized losses were $5,415 in 1995.

     The available-for-sale debt security held at December 31, 1996, is due after three years.

5. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                                 DECEMBER 31
                                                          -------------------------
                                                             1995           1996
                                                             ----           ----
Leasehold improvements................................    $1,959,276     $4,172,694
Lab equipment.........................................     1,352,786      1,606,594
Manufacturing equipment...............................            --        864,059
Office equipment......................................       435,646        626,029
Furniture and fixtures................................       409,041        593,961
                                                          ----------     ----------
                                                           4,156,749      7,863,337
Less: Accumulated depreciation........................       962,972      2,120,533
                                                          ----------     ----------
                                                          $3,193,777     $5,742,804
                                                          ==========     ==========

6. CAPITAL STOCK

     The Company has an authorized class of undesignated preferred stock consisting of 100,000 shares. Preferred stock may be issued in series from time to time with such designations, relative rights, priorities, preferences, qualifications, limitations and restrictions thereof, to the extent that such are not fixed in the Company's certificate of incorporation, as the board of directors determines.

     In conjunction with the adoption of the Rights Plan (as discussed below), the Company has created one series of preferred stock, consisting of 10,000 shares of Series A Junior Participating Preferred Stock (Series A Preferred). Each share of Series A Preferred would entitle the holder to receive dividends equal to 1,000 times the dividends per share declared with respect to the Company's common stock and, in the event of liquidation, such holders would receive a preference of 1,000 times the aggregate amount to be distributed per share to the holders of the Company's common stock.

                      ILLINOIS SUPERCONDUCTOR CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

6. CAPITAL STOCK (CONTINUED)

     On February 9, 1996, the board of directors adopted a shareholder rights plan (Rights Plan). Pursuant to such Rights Plan, a Series A Right is associated with, and trades with, each share of common stock outstanding. The record date for distribution of such Series A Rights was February 22, 1996, and for so long as the Series A Rights are associated with the common stock, each new share of common stock issued by the Company will include a Series A Right.

     Each Series A Right will entitle its holder to purchase one one-thousandth of a share of Series A Preferred for $200, subject to adjustment as defined in the Rights Plan. The Series A Rights are not exercisable until the earlier of
(i) 10 days after any person or group becomes the beneficial owner of 15% or more of the Company's outstanding common stock, or (ii) 10 business days (unless extended by the board of directors) after the commencement of a tender offer or exchange offer that would result in a person or group beneficially owning 15% or more of the Company's outstanding common stock.

     If any person or group (Acquiring Party) acquires 15% or more of the Company's outstanding common stock (Shares Acquisition Date), each holder of a Series A Right, except the Acquiring Party, has the right to receive upon exercise (i) shares of the Company's common stock having a market value equal to two times the exercise price of the Series A Right, and (ii) one Series B Right (Series A Rights and Series B Rights are hereinafter collectively referred to as the Rights). The board of directors has the option, after the Shares Acquisition Date but before there has been a 50% acquisition of the Company, to exchange one share of common stock (or one one-thousandth of a share of preferred stock) and one Series B Right for each Series A Right (other than Series A Rights held by the Acquiring Party).

     If, after the Series A Rights become exercisable, the Company is involved in a merger or other business combination, or if the Company sells or transfers more than 50% of its assets or earning power, or if an acquiring party engages in certain "self-dealing" transactions with the Company, as defined in the Rights Plan, each Right then outstanding (other than Rights held by the Acquiring Party) will be exercisable for common stock of the other party to such transaction having a market value of two times the exercise price of the Right.

     The Company has the right to redeem each Series A Right for $0.01 prior to the Shares Acquisition Date. The Series B Rights, once issued, are not redeemable. The Rights expire on February 9, 2006.

     On November 14, 1995, the Company completed the private placement and issuance of 356,473 Units, which raised $3,581,282, net of related expenses. Each Unit consists of one share of common stock and one detachable common stock purchase warrant. Each warrant had a term of two years and was exercisable for the purchase of one share of common stock at $13.00 per share. Warrants for 15,700 of these shares were exercised prior to December 1996. The remaining 340,773 warrants were called for redemption by the Company in November 1996 and were exercised in December 1996. In conjunction with the exercise, the Company issued 340,773 shares of its common stock in exchange for $3,287,304 in cash plus $1,142,754 of notes. The notes bear interest at 8.25% per annum, were due on February 21, 1997, and are guaranteed by an affiliate of a stockholder.
On March 7, 1997, $716,319 of these notes were extended to April 30, 1997. If any of the balance remains outstanding after April 30, 1997, the interest rate defaults to 10.25% per annum.

     On February 23, 1996, the Company completed the private placement and issuance of 408,526 shares of its common stock at $21.80 per share. Proceeds, net of related expenses, were $8,333,654.

                      ILLINOIS SUPERCONDUCTOR CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

6. CAPITAL STOCK (CONTINUED)

     At December 31, 1996, authorized but unissued shares of common stock have been reserved for future issuance as follows:

Warrants....................................................      670,225
Options outstanding.........................................      796,258
Options reserved for future issuance under the 1993 Stock
  Option Plan (Note 7)......................................      289,532
                                                                ---------
                                                                1,756,015
                                                                =========

7. STOCK OPTIONS AND WARRANTS

     The Company has elected to follow Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under Financial Accounting Standards Board No. 123, "Accounting for Stock-Based Compensation," (FASB 123) requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, since the exercise price of the Company's employee stock option grants has equaled the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     On August 19, 1993, the Board of Directors adopted the 1993 Stock Option Plan (the Plan) for employees, consultants, and directors who are not also employees of the Company (outside directors). The maximum number of shares issuable under the Plan, as amended in 1996, is 1,055,000, of which 80,000 are reserved for issuance to outside directors. The Plan is administered by a committee (Committee) consisting of two or more outside directors appointed by the board of directors of the Company.

     For employees and consultants, the Plan provides for granting of Incentive Stock Options (ISOs) and Nonstatutory Stock Options (NSOs). In the case of ISOs, the exercise price shall not be less than 100% (110% in certain cases) of the fair value of the common stock, as determined by the committee, on the date of grant. In the case of NSOs, the exercise price shall not be less than 85% (110% in certain cases) of the fair value of the common stock, as determined by the Committee, on the date of grant. The term of options granted to employees and consultants will be for a period not to exceed 10 years (five years in certain cases). Options granted under the Plan on or before May 31, 1995, generally vest over a five year period (One-fifth of options granted vest after one year from the grant date. The remaining options vest ratably each month thereafter). Options granted under the Plan subsequent to May 31, 1995, generally vest over a four year period (One-fourth of options granted vest after one year from the grant date. The remaining options vest ratably each month thereafter). In addition, the Committee may authorize option grants with vesting provisions that are not based solely on employees' rendering of additional service to the Company.

     For outside directors, NSOs only will be granted with an exercise price of 100% of the fair value of the stock, as determined by the Committee, on the date of grant. The Plan provides that each outside director will be automatically granted 10,000 NSOs on the date of their initial election to the board of directors. On the date of the annual meeting of the stockholders of the Company, commencing with the 1994 meeting, each outside director who is elected, reelected, or continues to serve as a director, shall be granted 2,000 NSOs (3,000 NSOs for the 1996 meeting and all future annual meetings), except for those outside directors who are first elected to the Board of Directors at the meeting or three months prior. The options granted vest ratably over three years and expire after seven years from the grant date.

                      ILLINOIS SUPERCONDUCTOR CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

7. STOCK OPTIONS AND WARRANTS (CONTINUED)

     The Company entered into stock option agreements with certain employees and a consultant prior to the adoption of the Plan. These stock options generally become exercisable over a five-year period, commencing from the date of grant, and expire 10 years from the date of grant. Exercise prices are determined by the Board of Directors and, for options granted through December 31, 1992, represent estimated fair values of the Company's common stock at the grant date.

     For the year ended December 31, 1993, the Company recorded an increase to additional paid-in capital and a corresponding charge to deferred compensation of approximately $489,000 to recognize the difference between the estimated fair value of the Company's common stock at the date of grant and the exercise price for 107,638 options granted in the year ended December 31, 1993. The deferred compensation is being amortized over the five-year vesting period of the options. During 1995 and 1996, 29,430 and 1,090 of these options were forfeited, resulting in a reduction in compensation expense of $58,136 in 1995. Amortization of compensation expense of $139,318, $46,575 and $35,954 was recorded for the years ended December 31, 1994, 1995, and 1996, respectively.

     Pro forma information regarding net income and earnings per share is required under FASB 123, and has been determined as if the Company had accounted for its stock options granted subsequent to December 31, 1994, under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the years ended December 31, 1995 and 1996: risk-free interest rate of 6.3% and 6.2%, respectively; a dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of .75; and expected life of the options of 4.0 and 4.1 years, respectively.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                                YEAR ENDED
                                                         -------------------------
                                                            1995             1996
                                                            ----             ----
Pro forma net loss...................................    $7,428,018       $11,590,957
Pro forma net loss per common share..................          2.04              2.56

     Because FASB 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1999.

                      ILLINOIS SUPERCONDUCTOR CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

7. STOCK OPTIONS AND WARRANTS (CONTINUED)

     The table below summarizes all option activity through December 31, 1996:

                                                                                  EXERCISE
                                                                  OPTIONS          PRICE
                                                                OUTSTANDING      PER SHARE
                                                                -----------      ---------
Period October 18, 1989 (date of inception) to December 31,
  1990:
  Granted...................................................       25,984      $ .0184 - .184
                                                                  -------
  Outstanding at December 31, 1990..........................       25,984        .0184 - .184
  Granted...................................................        2,725                .184
                                                                  -------
  Outstanding at December 31, 1991..........................       28,709        .0184 - .184
  Granted...................................................       39,513        .0184 - .229
                                                                  -------
  Outstanding at December 31, 1992..........................       68,222        .0184 - .229
  Granted...................................................      132,638        .229 - 11.25
  Exercised.................................................       (9,634)              .0184
                                                                  -------
  Outstanding at December 31, 1993..........................      191,226        .184 - 11.25
  Granted...................................................      271,012        6.75 - 16.25
  Exercised.................................................         (545)               .229
  Forfeited.................................................       (4,680)       .229 - 16.25
                                                                  -------
  Outstanding at December 31, 1994..........................      457,013        .184 - 16.25
  Granted...................................................      190,360        6.75 - 19.25
  Exercised.................................................      (50,130)       .184 - 11.25
  Forfeited.................................................      (71,975)       .184 - 15.25
                                                                  -------
  Outstanding at December 31, 1995..........................      525,268        .184 - 19.25
  Granted...................................................      346,907       17.00 - 27.00
  Exercised.................................................      (49,881)       .184 - 15.25
  Forfeited.................................................      (26,036)       .229 - 26.50
                                                                  -------
  Outstanding at December 31, 1996..........................      796,258      $ .184 - 27.00
                                                                  =======

     The weighted-average exercise price of options outstanding at December 31, 1995 and 1996, was $8.93 and $13.40, respectively. The weighted-average exercise price of options granted, exercised, and forfeited during 1996 was $18.93, $5.67, and $11.76, respectively. The weighted-average fair value of options granted during 1996 was $11.35.

                      ILLINOIS SUPERCONDUCTOR CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

7. STOCK OPTIONS AND WARRANTS (CONTINUED)

     Following is additional information with respect to options outstanding at December 31, 1996:

                                              EXERCISE     EXERCISE     EXERCISE     EXERCISE     EXERCISE
                                             PRICE FROM   PRICE FROM   PRICE FROM   PRICE FROM   PRICE FROM
                                              $0.18 TO     $6.75 TO    $10.50 TO    $16.00 TO    $23.50 TO
                                               $0.23        $9.13        $15.50       $22.13       $27.00
                                             ----------   ----------   ----------   ----------   ----------
Outstanding at December 31, 1996:
  Number of options........................    68,536      124,664      213,356      339,942       49,760
  Weighted-average exercise price..........     $0.22        $7.37       $11.37       $17.83       $25.07
  Weighted-average remaining contractual
     life in years.........................       6.0          8.0          7.7          9.6          9.3
Exercisable at December 31, 1996:
  Number of options........................    39,380       41,916      109,068       14,825           --
  Weighted-average exercise price..........     $0.22        $7.32       $11.84       $17.58           --

     The total number of unvested options outstanding at December 31, 1996, was 591,069, of which 451,069 will vest based on employees' continued service to the Company and 140,000 will vest based on employees' continued service to the Company and the Company's attainment of certain performance objectives established by the Committee.

     In December 1991 and January 1992, the Company issued common stock purchase warrants for 34,063 and 74,938 shares, respectively, to preferred stockholders in conjunction with short-term loans from the stockholders. These warrants have an exercise price of $1.4679 per share and expire 10 years from the date of issue. Warrants for 13,625 and 34,063 of these shares were exercised in 1995 and 1996, respectively.

     In connection with the July 1992 issuance of Series B convertible preferred stock, the Company issued common stock purchase warrants for 213,780 shares to the Series B convertible preferred stockholders. These warrants have an exercise price of $2.29 (71,260 shares), $2.75 (71,260 shares), and $3.21 (71,260 shares)
per share and expire upon the seventh anniversary of issuance. Warrants for 96,437 of these shares (36,107 shares at $2.29 per share, 36,107 shares at $2.75 per share and 24,223 shares at $3.21 per share) were exercised in 1996.

     The Company also issued warrants to purchase 470,589 shares of common stock in connection with the July 1993 issuance of Series C preferred stock. The warrants are exercisable at $9.56 per share and expire in November 2000. Warrants for 69,020 of these shares were exercised in 1996.

     In conjunction with the Company's initial public offering in October 1993, warrants to purchase an aggregate of 100,000 shares of common stock at an exercise price of $13.50 (120% of the initial public offering price) per share were issued for $100 to the managing underwriter of the initial public offering. The warrants are exercisable through October 26, 1998. Warrants for 10,000 of these shares were exercised in 1996.

8. RESEARCH AND DEVELOPMENT AGREEMENTS

     In March 1993, the Company entered into a three-year cost-sharing cooperative agreement with the U.S. government under the Department of Commerce Advanced Technology Program. Funding totaling $619,000, $650,000
$200,000, $1,980,000, and for the years ended December 31, 1994, 1995, and 1996, and for the period from March 1993 to December 31, 1996, respectively, has been offset against the related research and development expenses.

     The Company is party to a number of research and development contracts, generally short-term in nature, which provided approximately $205,000, $22,000 and $53,000, of revenues for the years ended

                      ILLINOIS SUPERCONDUCTOR CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

8. RESEARCH AND DEVELOPMENT AGREEMENTS (CONTINUED)

December 31, 1994, 1995, and 1996, respectively. These contracts include cost-plus and fixed-price arrangements.

     Research and development expenses include the costs associated with development stage product sales.

9. INCOME TAXES

     The Company has net operating loss and research and development credit carryforwards for tax purposes of approximately $27,700,000 and $624,000, respectively, at December 31, 1996, which begin to expire in 2005.

     Significant components of the Company's deferred tax assets and liabilities are as follows:


                                                                  DECEMBER 31
                                                           -------------------------
                                                              1995          1996
                                                              ----          ----
Deferred tax assets:
  Net operating loss carryforward...................     $ 5,716,000      $10,502,000
  Research and development tax credit
     carryforwards..................................         744,000          624,000
  Deferred compensation.............................         120,000           94,000
  Property and equipment............................          19,000               --
  Development stage losses..........................          17,000               --
                                                         -----------      -----------
Total deferred tax assets...........................       6,616,000       11,220,000

Deferred tax liabilities:
  Patent costs......................................         (85,000)        (142,000)
  Property and equipment............................              --          (68,000)
                                                         -----------      -----------
                                                             (85,000)        (210,000)
                                                         -----------      -----------
Net deferred tax assets.............................       6,531,000       11,010,000
Valuation allowance.................................      (6,531,000)     (11,010,000)
                                                         -----------      -----------
Net deferred tax assets.............................     $        --      $        --
                                                         ===========      ===========

     The valuation allowance increased during 1996 by $4,479,000 due primarily to the increase in the net operating loss carryforward.

     Based on the Internal Revenue Code and changes in the ownership of the Company, utilization of the net operating loss carryforwards will be subject to annual limitations.

10. LONG-TERM DEBT

     The Company's long-term debt consists of two equipment financing notes with a bank that mature in October 1998 and May 1999, respectively. The notes bear interest at 8.5% per annum. Payments of principal plus accrued interest are due monthly in arrears. Borrowings are collateralized by the related equipment purchased, which has a carrying value of approximately $146,000 at December 31, 1996. The notes require the Company to maintain a minimum net worth and leverage ratio, as defined. The Company's outstanding obligations under these notes was $172,039 at December 31, 1996, with aggregate debt maturities of $80,421 in 1997, $78,074 in 1998, and $13,544 in 1999.

                      ILLINOIS SUPERCONDUCTOR CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

11. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount of cash equivalents, the restricted certificates of deposit, and the shareholder notes receivable approximates fair value due to the short maturity of those instruments. The fair value of the Company's investments approximates the carrying value based on quoted market prices for those or similar investments. The fair value of the Company's long-term debt approximates the carrying value based on current rates available to the Company for debt with similar remaining maturities.

12. COMMITMENTS

OPERATING LEASES

     The Company leases its manufacturing and office space. Under the terms of the lease, which expires October 2004, the Company is responsible for all real estate taxes and operating expenses. The lease provides for a security deposit ($350,000 at December 31, 1996) that is secured by a certificate of deposit owned by the Company.

     Future minimum payments under the operating lease consist of the following at December 31, 1996:

YEAR                                                            AMOUNT
----                                                            ------
1997........................................................  $  211,700
1998........................................................     227,500
1999........................................................     227,500
2000........................................................     231,300
2001........................................................     249,900
Thereafter..................................................     699,900
                                                              ----------
                                                              $1,847,800
                                                              ==========

     Rent expense totaled $174,994, $267,991, and $227,334, for the years ended December 31, 1994, 1995, and 1996, respectively.

CONSULTING AND RESEARCH AGREEMENTS

     During 1994, the Company entered into consulting and research agreements related to the development of certain technology. The consulting agreement requires annual payments of $50,000 through 1998, while the research agreement provides for annual payments of $100,000 through 1997 with the right to renew for one additional year at the Company's option.

13. 401(K) PLAN

     The Company has a 401(k) plan covering all employees who meet prescribed service requirements. The plan provides for deferred salary contributions by the plan participants and a Company contribution. Company contributions, if any, are at the discretion of the Board of Directors and are not to exceed the amount deductible under applicable income tax laws. No Company contribution was made for the years ended December 31, 1994, 1995, and 1996.

14. LEGAL PROCEEDINGS

     In 1996, a stockholder filed a complaint against the Company alleging that, in connection with the Company's private placement of securities in November 1995, the Company breached and repudiated an oral contract with the stockholder for the issuance and sale by the Company of 370,370 shares of the Company's

                      ILLINOIS SUPERCONDUCTOR CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

14. LEGAL PROCEEDINGS (CONTINUED)

common stock at $10.80 per share, plus warrants (immediately exercisable at $12.96 per share) to purchase an additional 370,370 shares of the Company's common stock. The stockholder is seeking a jury trial and money damages equal to the difference between $8,800,000 (370,370 shares at $10.80 per share and 370,370 shares at $12.96 per share) and 740,740 shares multiplied by the highest price at which the Company's stock traded on the Nasdaq Stock Market between November 20, 1995 and the date of judgment.

     The Company believes that the suit is without merit and intends to continue to defend itself vigorously in this litigation. As such, the Company believes that the resolution of this matter will not have a material adverse effect on the financial condition or results of operations of the Company.

                      ILLINOIS SUPERCONDUCTOR CORPORATION

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                     BALANCE AT
                                                     BEGINNING                                   BALANCE AT
                                                      OF YEAR       ADDITIONS     DEDUCTIONS    END OF YEAR
                                                   -------------  ------------  -------------   ------------
YEAR ENDED DECEMBER 31, 1996:

  Deducted from asset accounts:
   Valuation allowance (1)  . . . . . . . . . . .   $  6,531,000   $ 4,479,000   $          0   $ 11,010,000

YEAR ENDED DECEMBER 31, 1995:
  Deducted from asset accounts:
   Valuation allowance (1)  . . . . . . . . . . .   $  2,894,000   $ 3,637,000   $          0   $  6,531,000

YEAR ENDED DECEMBER 31, 1994:
  Deducted from asset accounts:
   Valuation allowance (1)  . . . . . . . . . . .   $  1,331,000   $ 1,563,000   $          0   $  2,894,000

------------------

(1) The valuation allowance offsets the net deferred tax assets, resulting primarily from net operating loss carryforwards development stage losses capitalized and amortized for income tax reporting purposes, and deferred compensation.

                               INDEX TO EXHIBITS

   EXHIBIT
   NUMBER       DESCRIPTION
   --------     -----------------------------------------------------------------
      10.16     Employment Agreement dated January 1, 1997 between the Company and James D.
                Hodge, Ph.D.
      10.17     Employment Agreement dated January 1, 1997 between the Company and Edward W.
                Laves, Ph.D
      10.18     Employment Agreement dated January 1, 1997 between the Company and Ora E.
                Smith

      23        Consent of Ernst & Young L.L.P.
      27        Financial Data Schedule
