Form 10-Q
period 1997-03-31
ILLINOIS SUPERCONDUCTOR CORPORATION
filed 1997-05-15
CIK 888693

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                For the Quarterly Period Ended:  March 31, 1997


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


       Registrant's telephone number, including area code: (847) 391-9400



     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                              -----    -----
     As of May 13, 1997 there were outstanding 5,050,987 shares of common stock, par value $.001, of the registrant.

                      ILLINOIS SUPERCONDUCTOR CORPORATION
                          QUARTER ENDED MARCH 31, 1997

                                     INDEX
                                                                                           PAGE
PART I - FINANCIAL INFORMATION                                                             ----

Item 1. Financial Statements ..............................................................  3

     Condensed Balance Sheets as of March 31, 1997 (unaudited) and December 31, 1996 ....... 3

     Condensed Statements Of Operations (unaudited) for the three months ended March 31,
          1997 and 1996 and the Cumulative Period from October 18, 1989 (date of inception)
          to March 31, 1997 ................................................................ 4

     Condensed Statements Of Cash Flows (unaudited) for the three months ended March 31,
          1997 and 1996 and the Cumulative Period from October 18, 1989 (date of inception)
          to March 31, 1997 ................................................................ 5

    Notes To Condensed Financial Statements ................................................ 6

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations .............................................................. 7

Item 3. Quantitative and Qualitative Disclosures About Market Risk.......................... 9

PART II  -  OTHER INFORMATION

Item 1.  Legal Proceedings ................................................................. 9

Item 2.  Changes in Securities ............................................................. 9

Item 3.  Default Upon Senior Securities .................................................... 9

Item 4.  Submission of Matters to a Vote of Security Holders ............................... 9

Item 5.  Other Information ................................................................. 9

Item 6.  Exhibits and Reports on Form 8-K .................................................. 9


SIGNATURES ................................................................................. 10

                         PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                      ILLINOIS SUPERCONDUCTOR CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEETS
                      MARCH 31, 1997 AND DECEMBER 31, 1996



                                                          MARCH 31, 1997               DECEMBER 31, 1996
                                                      --------------------           ---------------------
                                                            (UNAUDITED)
ASSETS
Current assets
  Cash and cash equivalents                                $     2,868,277                 $     5,188,047
  Investments                                                      500,313                         500,313
  Inventories                                                      517,994                         653,696
  Accounts receivable                                              343,322                         130,752
  Prepaid expenses and other                                       459,081                         436,052
                                                      --------------------           ---------------------
Total current assets                                             4,688,987                       6,908,860
                                                      --------------------           ---------------------

Property and equipment, net                                      5,415,679                       5,742,804

Other assets:
  Restricted certificates of deposit                               350,000                         350,000
  Patents and trademarks, net                                      399,185                         386,832
                                                      --------------------           ---------------------
                                                                   749,185                         736,832
                                                      --------------------           ---------------------
Total assets                                               $    10,853,851                 $    13,388,496
                                                      ====================           =====================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                         $     1,105,559                 $     1,126,009
  Accrued liabilities                                              701,048                         494,507
  Current portion of long-term debt                                 82,142                          80,421
                                                      --------------------           ---------------------
Total current liabilities                                        1,888,749                       1,700,937

Long term debt, less current portion                                70,400                          91,618
Deferred occupancy costs                                            80,503                          75,813

Stockholders' equity:
  Common stock ($.001 par value); 15,000,000
    shares authorized and 5,024,766 and 5,023,352
    issued and outstanding at March 31, 1997 and
    December 31, 1996, respectively                                  5,025                           5,023
  Additional paid-in capital                                    39,025,823                      39,019,421
  Notes receivable from stockholders                             (716,321)                     (1,142,754)
  Deficit accumulated during the development stage            (29,500,328)                    (26,361,562)
                                                      --------------------           ---------------------
Total stockholders' equity                                       8,814,199                      11,520,128
                                                      --------------------           ---------------------
Total liabilities and stockholders' equity                 $    10,853,851                 $    13,388,496
                                                      ====================           =====================

NOTE: The condensed balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


See accompanying notes to condensed financial statements

                      ILLINOIS SUPERCONDUCTOR CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)





                                                     THREE MONTHS ENDED                  OCTOBER 18, 1989
                                                          MARCH 31,                     (DATE OF INCEPTION)
                                           ---------------------------------------         TO MARCH 31,
                                                1997                      1996                1997
                                           -------------             -------------        -------------
Revenues:
  Development stage product sales          $     450,000             $       4,000        $     644,412
  Government contracts                                 0                    53,122              800,215
                                           -------------             -------------        -------------
Total revenues                                   450,000                    57,122            1,444,627

Costs and expenses:
  Cost of revenues                             1,175,757                    50,781            1,850,983
  Research and development                     1,264,534                 1,131,918           15,479,545
  Selling and marketing                          566,502                   252,337            3,635,186
  General and administrative                     658,559                   822,912           11,598,964
                                           -------------             -------------        -------------
Total costs and expenses                       3,665,352                 2,257,948           32,564,678
                                           -------------             -------------        -------------
                                              (3,215,352)               (2,200,826)         (31,120,051)

Other income (expense):
  Investment income                               83,014                   164,484            1,741,264
  Interest expense                                (6,428)                   (9,999)            (121,541)
                                           -------------             -------------        -------------
                                                  76,586                   154,485            1,619,723
                                           -------------             -------------        -------------
Net loss                                   $  (3,138,766)            $  (2,046,341)       $ (29,500,328)
                                           =============             =============        =============
Net loss per common share                  $       (0.62)            $       (0.48)
                                           =============             =============
Weighted average number of
  common shares outstanding                    5,023,510                 4,229,264
                                           =============             =============


See accompanying notes to condensed financial statements

                     ILLINOIS SUPERCONDUCTOR CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)

                      CONDENSED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)


                                                                THREE MONTHS ENDED                  OCTOBER 18, 1989
                                                                    MARCH 31,                      (DATE OF INCEPTION)
                                                         ------------------------------------          TO MARCH 31,
                                                              1997                 1996                    1997
                                                         ---------------      ---------------         ---------------
OPERATING ACTIVITIES:
Net loss                                                  $  (3,138,766)       $  (2,046,341)          $ (29,500,328)
Adjustment to reconcile net loss to net cash used
    in operating activities:
  Depreciation and amortization                                  357,245              203,640               2,644,603
  Loss on disposal of property and equipment                           -                    -                  15,569
  Loss (gain) on available-for-sale securities                         -             (24,614)                  26,764
  Net amortization of bond (premiums) discounts                        -             (19,418)                (20,356)
  Payment of patent costs                                       (14,101)             (26,934)               (418,857)
  Note receivable from officers                                        -                    -                 179,400
  Provision for interest on notes payable                              -                    -                  17,398
  Stock compensation expense                                           -                7,749                 408,998
  Cancellation of stock options                                        -                    -                (58,136)
  Changes in operating assets and liabilities                     90,884            (314,871)                 566,713
                                                         ---------------      ---------------         ---------------
Net cash used in operating activities                        (2,704,738)          (2,220,789)            (26,138,232)
INVESTING ACTIVITIES:
Purchases of available-for-sale securities                             -         (28,190,409)            (54,697,200)
Sales of available-for-sale securities                                 -                    -              10,053,685
Maturities of available-for-sale securities                            -           21,136,063              44,136,794
(Increase) decrease in certificates of deposit, net                    -               12,500               (350,000)
Acquisitions of property and equipment                          (28,372)            (272,078)             (7,780,298)
Decrease in notes receivable from officers                             -                    -               (179,400)
                                                         ---------------      ---------------         ---------------
Net cash provided by (used in) investing activities             (28,372)          (7,313,924)             (8,816,419)
FINANCING ACTIVITIES:
Payments of organization costs                                         -                    -                (64,495)
Proceeds from notes payable to stockholders                            -                    -                 550,000
Proceeds from issuance of preferred stock                              -                    -               4,907,500
Proceeds from issuance of common stock - net of
    offering costs                                               (8,537)            8,435,493              27,042,767
Exercise of stock options                                         14,941              100,491                 403,605
Exercise of warrants                                                   -              191,750               4,615,962
Collection of notes receivable from stockholders                 426,433                    -                 426,433
Proceeds from issuance of long-term debt                               -                    -                 742,700
Payments on long-term debt                                      (19,497)             (23,784)               (590,158)
Payments under capital lease obligations                               -                    -               (211,386)
                                                         ---------------      ---------------         ---------------
Net cash provided by (used in) financing activities              413,340            8,703,950              37,822,928
                                                         ---------------      ---------------         ---------------

Increase (decrease) in cash and cash equivalents             (2,319,770)            (830,763)               2,868,277
Cash and cash equivalents at beginning of period               5,188,047              953,093                       -
                                                         ---------------      ---------------         ---------------
Cash and cash equivalents at end of period                $    2,868,277       $      122,330          $    2,868,277
                                                         ===============      ===============         ===============
SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid for interest                                $        6,428       $        9,999          $      102,797
                                                         ===============      ===============         ===============
    Equipment capitalized under lease agreements                       -                    -          $      211,386
                                                         ===============      ===============         ===============
    Conversion of notes payable and accrued interest
      to preferred and common stock                                    -                    -          $      567,398
                                                         ===============      ===============         ===============


See accompanying notes to condensed financial statements

                      ILLINOIS SUPERCONDUCTOR CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in Illinois Superconductor Corporation's annual report on Form 10-K for the year ended December 31, 1996.

NOTE 2 - NET LOSS PER COMMON SHARE

     Net loss per common share is computed based on the weighted average number of common shares outstanding. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating earnings per share, the dilutive effect of stock options will be excluded. However, Statement 128 has no impact on the Company's calculation because Common equivalent shares are not included in the net loss per share calculations since the effect of their inclusion would be antidilutive.

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

     The following is a summary of available-for-sale securities at March 31, 1997:


                                                     AVAILABLE-FOR-SALE SECURITIES
                                                --------------------------------------
                                                 AMORTIZED COST          FAIR VALUE
                                                ----------------      ----------------
U.S. Treasury securities and obligations of
  U.S. government agencies                              $500,313              $500,313
                                                ================      ================

NOTE 4 - INVENTORIES

Inventories at March 31, 1997 consist of the following:


         Raw materials.....................  $     89,652
         Work in process...................       203,342
         Finished product..................       225,000
                                            --------------
                                             $    517,994
                                            ==============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company was founded in 1989 by ARCH Development Corporation, an affiliate of the University of Chicago, to commercialize superconducting technologies primarily for the wireless telecommunications industry. Since its inception, the Company has been in the development stage, primarily engaging in research and product development activities, both internally funded and under government-funded contracts and cooperative agreements, recruiting technical and administrative personnel, and raising capital. Throughout its development stage, the Company's primary focus has been to use its proprietary high temperature superconductor (HTS) materials technologies to develop radio frequency (RF) filter products designed to enhance the quality, capacity, coverage and flexibility of cellular and Personal Communications Services (PCS) wireless telecommunications services. To date, the Company has received a majority of its revenue from government research contracts. While these government contracts have historically provided the Company's primary source of revenue, the Company believes that they will not be a significant source of revenue in the future. The Company has incurred cumulative losses of $29,500,328 from inception to March 31, 1997.

     During the second half of 1996, the Company recorded the first commercial sales of its RF filter products. In the first quarter of 1997, the Company generated revenues of $450,000 resulting from sales and delivery of its SpectrumMasterTM and RangeMasterTM RF products to the cellular telephone market. The Company expects sales of its RF filter products to continue to increase.

RESULTS OF OPERATIONS

     The Company's revenues increased to $450,000 for the three months ended March 31, 1997, from $57,122 for the same period in 1996. All of the revenues for the three months ended March 31, 1997 were derived from sales of the Company's RF filter products, while revenues for the same period in 1996 consisted primarily of work performed under a government research and development contract which was completed in March 1996.

     Cost of revenues increased to $1,175,757 for the three months ended March 31, 1997, from $50,781 for the same period in 1996. Cost of revenues for the three months ended March 31, 1997 consisted of direct materials and labor costs associated with the products sold during the period, along with manufacturing overhead costs incurred during the period. Since the manufacturing facility operated at a low level of capacity during the period, cost of revenues was in excess of the revenues recorded during the period. The Company expects the cost of revenue to exceed the revenues realized until it manufactures and ships a more significant amount of its commercial products. Cost of revenues for the three months ended March 31, 1996 consisted primarily of research and development expenses associated with government contracts, including engineering personnel, engineering materials and other overhead costs.

     The Company's internally funded net research and development expenses for the three months ended March 31, 1997 were $1,264,534, compared to $1,131,918 for the same period in 1996. The Company continued to incur additional expenditures to expand its SpectrumMasterTM and RangeMasterTM product lines, develop and implement its manufacturing processes and also to conduct advanced research and development activities. These expenditures consisted primarily of increased personnel costs and increases in materials and supplies expenses.
All research and development costs expended to date for development of new products and enhancements to existing products have been expensed as incurred.

     Selling and marketing expenses increased to $566,502 for the three months ended March 31, 1997, from $252,337 for the same period in 1996. This increase was attributable to the addition of sales, marketing and field service personnel, increased expenditures to conduct customer field trials and expanded product marketing and advertising efforts. The Company anticipates that its selling and marketing expenses will continue to increase during 1997 as it broadens product sales efforts with respect to its RF filter products.

     General and administrative expenses decreased to $658,559 for the three months ended March 31,1997, from $822,912 for the same period in 1996. The decrease was primarily attributable to reallocation of occupancy and administrative costs, and decreased legal and other financial services expenses.

     Investment income, net of interest expense, decreased to $76,586 for the three months ended March 31, 1997 from $154,485 for the same period in 1996. The decrease was primarily due to a reduced average investment portfolio during the three months ended March 31, 1997 as compared to the same period in 1996.

LIQUIDITY AND CAPITAL RESOURCES

     To date, the Company has financed its operations primarily through public and private equity financings which have raised approximately $39 million, net of related expenses. At March 31, 1997, the Company's cash, cash equivalents and investments, including certain restricted investments, was approximately $3,719,000, reflecting a decrease of approximately $2,319,000 from $6,038,000 at December 31, 1996. Approximately $716,000 in principal amount of promissory notes from certain stockholders resulting from the exercise of warrants issued in the Company's November 1995 private placement was due on April 30, 1997, of which approximately $699,000 is currently outstanding. The Company had provided notice of its intent to redeem the warrants in November 1996.

     During 1995 and 1996, the Company financed a portion of its leasehold improvements and capital equipment additions through various borrowings approximating $743,000, of which $153,000 was outstanding at March 31, 1997. This remaining balance is due in monthly installments through May 1999 and bears interest at 8.5% per annum.

     The Company to date has generated limited revenues from product sales. The development and expansion of the Company's RF filter product lines will require continued commitment of substantial funds to conduct product development and field trial activities, to expand manufacturing activity and to market its RF filter products. The Company currently estimates that additional investments aggregating approximately $500,000 for machinery, equipment and improvements associated with expansion of its manufacturing operations will be made over the next nine months. The actual amount of the Company's future funding requirements will depend on many factors, including: the amount and timing of future revenues, the level of product marketing and sales efforts to support the Company's commercialization efforts, the magnitude of its research and product development programs, the cost of additional plant and equipment for manufacturing and the costs involved in protecting the Company's patents or other intellectual property. As a result of these requirements, in March 1997, the Company filed a registration statement for a public offering of its common stock. On May 9, 1997, as a result of unfavorable conditions in the small capitalization sector of the public equity markets, the Company withdrew the registration statement and is pursuing alternate sources of financing, which may include the issuance of equity securities. Without consideration of any funds under government contracts or cooperative agreements, sale of its products, or proceeds from financings, the Company believes that its available cash, cash equivalents and investments will not provide sufficient funds to meet the Company's current operating plans beyond July 1997.

     Although the Company believes it will have access to the funding required for at least the next 12 months of operations, there can be no assurance that such funding will be available on acceptable terms, or at all. If adequate funds are not available on acceptable terms, the Company may be required to dramatically alter its operating plans and delay, scale-back or eliminate the manufacturing, marketing or sales of one or more of its products or research and development programs.

     Because the Company wants to provide investors with more meaningful and useful information, this Quarterly Report contains certain forward-looking statements that reflect the Company's current expectations regarding the future results of operations and performance and achievements of the Company. Such forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company has tried, wherever possible, to identify these forward-looking statements by using words such as "anticipate", "believe", "estimate", "expect" and similar expressions. These statements reflect the Company's current beliefs and are based on information currently available to it. A number of important factors could cause the Company's actual results for 1997 and beyond to differ materially from those expressed in, or implied by, this Quarterly Report. These important factors include, without limitation, demand for, and acceptance of, the Company's products; the Company's ability to manufacture commercial quantities of the Company's products on an efficient and cost-effective basis; competition by rival manufacturers of filters for the wireless telecommunications market; changes in technology; costs and other effects of legal proceedings and claims; the Company's ability to obtain additional financing; changes in, and the Company's ability to attract and retain key personnel; general business conditions of, and growth in, the wireless telecommunications industry; and general economic conditions. A more complete description of these risks, uncertainties and assumptions, are included in the Company's filings with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise these forward-looking statements to reflect new events or uncertainties.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - Not Applicable.


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

         A.   EXHIBITS  -  Not Applicable

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


                                       ILLINOIS SUPERCONDUCTOR CORPORATION
                                       Registrant




Date:  May 13, 1997              By:  /s/ Ora E. Smith
                                      ------------------------------------------
                                      Ora E. Smith
                                      President and Chief Executive Officer





Date:  May 13, 1997              By:  /s/ Stephen G. Wasko
                                      ------------------------------------------
                                      Stephen G. Wasko
                                      Vice President and Chief Financial Officer