Form 10-Q
period 1997-06-30
ILLINOIS SUPERCONDUCTOR CORPORATION
filed 1997-08-14
CIK 888693

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                 For the Quarterly Period Ended:  June 30, 1997


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


       Registrant's telephone number, including area code: (847) 391-9400



     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ---      ---
     As of August 11, 1997 there were outstanding 5,163,338 shares of common stock, par value $.001, of the registrant.

                      ILLINOIS SUPERCONDUCTOR CORPORATION
                          QUARTER ENDED JUNE 30, 1997

                                     INDEX
                                                                            PAGE

PART I  -  FINANCIAL INFORMATION




Item 1. Financial Statements ....................................................................  3

Condensed Balance Sheets as of June 30, 1997 (unaudited) and December 31, 1996 ..................  3

Condensed Statements Of Operations (unaudited) for the three months ended June 30,
     1997 and 1996, and the six months ended June 30, 1997 and 1996 and the cumulative period from October 18, 1989 (date of inception) to June 30, 1997................  4

Condensed Statements Of Cash Flows (unaudited) for the six months ended June 30,
     1997 and 1996 and the cumulative period from October
     18, 1989 (date of inception) to June 30, 1997...............................................  5

Notes To Condensed Financial Statements .........................................................  6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations ..  7

PART II  -  OTHER INFORMATION

Item 1.Legal Proceedings ........................................................................  9

Item 2.Changes in Securities ....................................................................  9

Item 3.Default Upon Senior Securities ...........................................................  9

Item 4.Submission of Matters to a Vote of Security Holders ......................................  10

Item 5.Other Information ........................................................................  10

Item 6.Exhibits and Reports on Form 8-K .........................................................  10

SIGNATURES ......................................................................................  11

List of Exhibits:

         Exhibit 27 - Financial Data Schedule ...................................................  12


PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                      ILLINOIS SUPERCONDUCTOR CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEETS
                      JUNE 30, 1997 AND DECEMBER 31, 1996



                                                                    JUNE 30, 1997                DECEMBER 31, 1996
                                                                   --------------                -----------------
                                                                     (UNAUDITED)
ASSETS
Current assets
  Cash and cash equivalents                                          $ 1,900,867                     $ 5,188,047
  Investments                                                            500,313                         500,313
  Inventories                                                          1,555,470                         653,696
  Accounts receivable                                                    500,370                         130,752
  Prepaid expenses and other                                             106,104                         436,052
                                                                     -----------                     -----------
Total current assets                                                   4,563,124                       6,908,860

Property and equipment
  Property and equipment                                               8,041,915                       7,863,337
  Less:  accumulated depreciation                                      2,879,022                       2,120,533
                                                                     -----------                     -----------
Net property and equipment                                             5,162,893                       5,742,804

Other assets:
  Restricted certificates of deposit                                     350,000                         350,000
  Patents and trademarks, net                                            468,680                         386,832
                                                                     -----------                     -----------
                                                                         818,680                         736,832
                                                                     -----------                     -----------
Total assets                                                        $ 10,544,697                    $ 13,388,496
                                                                    ============                    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                   $ 1,047,000                     $ 1,126,009
  Accrued liabilities                                                    747,865                         494,507
  Current portion of long-term debt                                       84,677                          80,421
                                                                     -----------                     -----------
Total current liabilities                                              1,879,542                       1,700,937

Long term debt, less current portion                                      48,705                          91,618
Deferred occupancy costs                                                  85,194                          75,813

Stockholders' equity:
  Preferred stock ($.001 par value); 100,000
   shares authorized, 600 shares of Series B
   convertible preferred stock issued and
   outstanding at June 30, 1997 ($3,000,000 aggregate
   liquidation preference) and none at
   December 31, 1996                                                           1                               -
  Common stock ($.001 par value); 15,000,000
   shares authorized and 5,024,766 and 5,023,352
   issued and outstanding at March 31, 1997 and
   December 31, 1996, respectively                                         5,054                           5,023
  Additional paid-in capital                                          41,891,493                      39,019,421
  Notes receivable from stockholders                                    (698,508)                     (1,142,754)
  Deficit accumulated during the development stage                   (32,672,784)                    (26,361,562)
                                                                     -----------                     -----------
Total stockholders' equity                                             8,531,256                      11,520,128
                                                                     -----------                     -----------
Total liabilities and stockholders' equity                          $ 10,544,697                    $ 13,388,496
                                                                    ============                    ============

NOTE: The condensed balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


See Notes to Condensed Financial Statements

                      ILLINOIS SUPERCONDUCTOR CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                                                                         OCTOBER 18,
                                                                                                        1989 (DATE OF
                                       THREE MONTHS ENDED                   SIX MONTHS ENDED            INCEPTION) TO
                                           JUNE 30,                             JUNE 30,                   JUNE 30,
                                   ---------------------------          ---------------------------     ---------------
                                       1997            1996               1997              1996               1997
                                   ----------       ----------          ----------      -----------         -----------
Net revenues:
Development stage product sales    $   89,000       $    2,700          $  539,000       $    6,700         $   733,412
Government contracts                        -                -                   -       $   53,122         $   800,215
                                   ----------       ----------          ----------       ----------         -----------
Total revenues                     $   89,000       $    2,700          $  539,000       $   59,822         $ 1,533,627
Costs and expenses:
Cost of revenues                      899,003              844           2,074,760           51,625           2,749,986
Research and development            1,136,888        1,234,221           2,401,422        2,366,139          16,616,433
Selling and marketing                 455,141          528,800           1,021,643          781,137           4,090,327
General and administrative            821,398          790,508           1,479,957        1,613,420          12,420,362
                                   ----------       ----------          ----------       ----------         -----------
Total costs and expenses            3,312,430        2,554,373           6,977,782        4,812,321          35,877,108
                                   ----------       ----------          ----------       ----------         -----------
                                    3,223,430        2,551,673           6,438,782        4,752,499          34,343,481
Other income (expense):
Investment income                      55,308          156,110             138,322          320,594           1,796,572
Interest expense                       (4,334)          (8,921)            (10,762)         (18,920)           (125,875)
                                   ----------       ----------          ----------       ----------         -----------
                                       50,974          147,189             127,560          301,674           1,670,697
                                   ----------       ----------          ----------       ----------         -----------
Net loss                           $3,172,456       $2,404,484          $6,311,222       $4,450,825         $32,672,784
                                   ==========       ==========          ==========       ==========         ===========
Net loss per common share              $(0.63)          $(0.53)             $(1.25)          $(1.01)
                                   ==========       ==========          ==========       ==========         ===========
Weighted average number
of common shares
outstanding                         5,050,227        4,544,557           5,036,942        4,386,911
                                   ==========       ==========          ==========       ==========         ===========


See Notes to Condensed Financial Statements

                     ILLINOIS SUPERCONDUCTOR CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)

                      CONDENSED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)



                                                                       SIX MONTHS ENDED              OCTOBER 18, 1989
                                                                           JUNE 30,                 (DATE OF INCEPTION)
                                                              ---------------------------------          TO JUNE 30,
                                                                  1997                 1996                 1997
                                                              -----------         ------------      ------------------
OPERATING ACTIVITIES:
Net loss                                                      $(6,311,222)        $ (4,450,825)        $ (32,672,784)
Adjustment to reconcile net loss to net cash used
   in operating activities:
 Depreciation and amortization                                    761,986              425,186             3,049,344
 Loss on disposal of property and equipment                             -                    -                15,569
 Loss (gain) on available-for-sale securities                           -              (24,614)               26,764
 Net amortization of bond (premiums) discounts                          -              (19,418)              (20,356)
 Payment of patent costs                                          (85,344)             (79,304)             (490,100)
 Note receivable from officers                                          -                    -               179,400
 Provision for interest on notes payable                                -                    -                17,398
 Stock compensation expense                                             -               16,082               408,998
 Cancellation of stock options                                          -               (5,440)              (58,136)
 Changes in operating assets and liabilities                     (756,366)            (348,799)             (280,537)
                                                              -----------         ------------         -------------
Net cash used in operating activities                          (6,390,946)          (4,487,132)          (29,824,440)
INVESTING ACTIVITIES:
Purchases of available-for-sale securities                              -          (29,604,489)          (54,697,200)
Sales of available-for-sale securities                                  -                    -            10,053,685
Maturities of available-for-sale securities                             -           25,437,086            44,136,794
(Increase) decrease in certificates of deposit, net                     -              462,500              (350,000)
Acquisition of property and equipment                            (178,578)          (1,291,300)           (7,930,504)
Decrease in notes receivable from officers                              -                    -              (179,400)
                                                              -----------         ------------         -------------
Net cash provided by (used in) investing activities              (178,578)          (4,996,203)           (8,966,625)
FINANCING ACTIVITIES:
Payments of organization costs                                          -                    -               (64,495)
Proceeds from notes payable to stockholders                             -                    -               550,000
Proceeds from issuance of preferred stock - net of
   offering costs                                               2,762,682                    -             7,670,182
Proceeds from issuance of common stock - net of
   offering costs                                                  (8,537)           8,344,744            27,042,767
Exercise of stock options                                          56,594              130,454               445,258
Exercise of warrants                                               67,364              756,750             4,683,326
Collection of notes receivable from stockholders                  444,246                    -               444,246
Proceeds from bank loan                                                 -               92,182               742,700
Payments on long-term debt                                        (40,005)            (497,041)             (610,666)
Payments under capital lease obligations                                -                    -              (211,386)
                                                              -----------         ------------         -------------
Net cash provided by (used in) financing activities             3,282,344            8,827,089            40,691,932
                                                              -----------         ------------         -------------
Increase (decrease) in cash and cash equivalents               (3,287,180)            (656,246)            1,900,867
Cash and cash equivalents at beginning of period                5,188,047              953,093                     -
                                                              -----------         ------------         -------------
Cash and cash equivalents at end of period                    $ 1,900,867         $    296,847         $   1,900,867
                                                              ===========         ============         =============
SUPPLEMENTAL CASH FLOW INFORMATION:
 Cash paid for interest                                       $    10,762         $     18,920         $     107,131
                                                              ===========         ============         =============
 Equipment capitalized under lease agreements                           -                    -         $     211,386
                                                              ===========         ============         =============
 Conversion of notes payable and accrued interest to
   preferred and common stock                                           -                    -         $     567,398
                                                              ===========         ============         =============

See Notes to Condensed Financial Statements

                     ILLINOIS SUPERCONDUCTOR CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in Illinois Superconductor Corporation's annual report on Form 10-K for the year ended December 31, 1996.

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

     The following is a summary of available-for-sale securities at June 30, 1997:


                                                  AVAILABLE-FOR-SALE SECURITIES
                                                  -----------------------------
                                                  AMORTIZED COST    FAIR VALUE
                                                  --------------  -------------
U. S. Treasury securities and obligations of
  U.S. government agencies                        $      500,313  $     500,313
                                                  ==============  =============

NOTE 4 - INVENTORIES

     Inventories at June 30, 1997 consist of the following:

                    Raw materials............    $  477,915
                    Work in process..........    $  887,555
                    Finished product.........    $  190,000
                                                 ----------
                                                 $1,555,470
                                                 ==========

     Because the Company wants to provide investors with more meaningful and useful information, this Quarterly Report contains certain forward-looking statements that reflect the Company's current expectations regarding the future results of operations and performance and achievements of the Company. Such forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company has tried, wherever possible, to identify these forward-looking statements by using words such as "anticipate", "believe", "estimate", "expect" and similar expressions. These statements reflect the Company's current beliefs and are based on information currently available to it. A number of important factors could cause the Company's actual results for 1997 and beyond to differ materially from those expressed in, or implied by, this Quarterly Report. These important factors include, without limitation, the Company's ability to obtain additional financing; demand for, and acceptance of, the Company's products; the Company's ability to manufacture commercial quantities of the Company's products on an efficient and cost-effective basis; competition by rival manufacturers of filters for the wireless telecommunications market; changes in technology; costs and other effects of legal proceedings and claims; changes in, and the Company's ability to attract and retain, key personnel; general business conditions of, and growth in, the wireless telecommunications industry; and general economic conditions. A more complete description of these risks, uncertainties and assumptions, are included in the Company's filings with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise these forward-looking statements to reflect new events or uncertainties.

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

     During the second half of 1996, the Company made the first commercial sales of its RF filter products. The Company expects that government research contracts will not be a significant source of revenue in the future. The Company has incurred cumulative losses of $32,672,784 from inception to June 30, 1997.

RESULTS OF OPERATIONS

     The Company's net revenues increased to $89,000 and $539,000 for the three and six month periods ended June 30, 1997, from $2,700 and $59,822 for the same periods in 1996. Net revenues for the periods are gross product shipments less product returns, which during the second quarter of 1997 totaled $115,000. These returns were associated with the termination, by a customer, of one of its projects, against which shipments were made during the first quarter. All of the net revenues for 1997 were derived from sales of the Company's RF filter products, while net revenues for the same periods in 1996 consisted primarily of work performed under a government research and development contract which was completed in March 1996.

     Cost of revenues increased to $899,003 and $2,074,760 for the three and six month periods ended June 30, 1997, from $844 and $51,625 for the same periods in 1996. Cost of revenues for the three and six month periods ended June 30, 1997 consisted of direct materials and labor costs associated with the products sold along with manufacturing overhead costs incurred during the periods. Due to low utilization levels and excess capacity within its manufacturing facility, cost of revenues were in excess of the revenue recorded during these periods. The Company expects the cost of revenues to exceed net revenues until it manufactures and ships an increased amount of its commercial products. Cost of revenues for the three and six month periods ended June 30, 1996 consisted primarily of research and development expenses associated with a government contract, and included engineering personnel, material and overhead costs.

     The Company's internally funded research and development expenses for the three and six month periods ended June 30, 1997 were $1,136,888 and $2,401,422, respectively, compared to $1,234,221 and $2,366,139 for the same periods in 1996. The Company incurred expenditures to expand its SpectrumMaster(R) and RangeMaster(TM) product lines, develop transmitter filter products, develop and implement its manufacturing processes and also to conduct advanced research and development activities. During the three month and six month periods in 1996 and 1997, the Company incurred increased personnel costs and depreciation expenses, while decreases in engineering materials and supplies costs led to an overall decrease in research and development expenses during the second quarter of 1997 compared to the same period in 1996. The Company's expenditures in the three and six month periods ended June 30, 1996 consisted of costs attributable to the development of the SpectrumMaster(R) product line and expenses for personnel, materials and services to support this product development and the field trial program that was ongoing during these periods. All research and development costs expended to date for development of new products and enhancements to existing products have been expensed as incurred.

     Selling and marketing expenses for the three and six month periods ended June 30, 1997 were $455,141 and $1,021,643, respectively, compared to $528,800 and $781,137 for the same periods in 1996. The increase in selling and marketing expenses for the six month period ended June 30, 1997 was attributable to the addition of sales personnel and related costs, as well as expanded product marketing and advertising efforts, and was partially offset by a decrease in field trial and outside consultant expenses. The decrease in the second quarter of 1997 compared to the same period in 1996 was primarily attributable to the lower field trial and outside consultant expenses and was partially offset by an increase in product marketing and sales costs.

        General and administrative expenses for the three and six month periods ended June 30, 1997 were $821,398 and $1,479,957, respectively, compared to $790,508 and $1,613,420 for the same periods in 1996. The decrease in general and administrative expenses for the six month period ended June 30, 1997 was due primarily to decreases in administrative personnel costs and legal expenses, partially offset by increases in expenses resulting from the termination of a public stock offering in May 1997. The increase in the three month period ended June 30, 1997 was attributable to the incurring of these public offering expenses during the period.

     Other income, which consists of investment income net of interest expense, for the three and six month periods ended June 30, 1997 decreased to $50,974 and $147,189 from $127,560 and $301,674 for the same periods in 1996. This decrease was primarily due to a reduced average investment portfolio during the periods.

LIQUIDITY AND CAPITAL RESOURCES
     To date, the Company has financed its operations primarily through public and private equity financings which have raised approximately $41.9 million, net of related expenses. At June 30, 1997, the Company's cash, cash equivalents and investments, including certain restricted investments, was approximately $2,751,000, reflecting a decrease of approximately $3,287,000 from $6,038,000 at December 31, 1996.

     During 1995 and 1996, the Company financed a portion of its leasehold improvements and capital equipment additions through various borrowings approximating $743,000, of which $133,000 was outstanding at June 30, 1997. This remaining balance is due in monthly installments through May 1999 and bears interest at 8.5% per annum. Approximately $699,000 in principal amount of promissory notes from certain stockholders is currently outstanding. This receivable was due on April 30, 1997. The Company has filed a lawsuit to collect on the outstanding balance, but there can be no assurance when and if such promissory notes will be repaid. (See "Legal Proceedings").

     The Company to date has generated limited revenues from product sales. The development and expansion of the Company's RF filter product lines will require continued commitment of substantial funds to conduct product development and field trial activities, to expand manufacturing activities and to market its RF filter products. The actual amount of the Company's future funding requirements will depend on many factors, including: the amount and timing of future revenues, the level of product marketing and sales efforts to support the Company's commercialization plans, the magnitude of its research and product development programs, the cost of additional plant and equipment for manufacturing and the costs involved in protecting the Company's patents or other intellectual property. As a result of its funding requirements, on June 6, 1997, the Company entered into a Preferred Stock Purchase Agreement whereby the Company issued 600 shares of Series B Convertible Preferred Stock for $3 million. (See "Changes in Securities").

     Without consideration of any funds under government contracts or cooperative agreements, sale of its products, or proceeds from financings, the Company believes that its available cash, cash equivalents and investments is sufficient to finance the Company's current operating plans through at least the end of September 1997. Pursuant to the Preferred Stock Purchase Agreement, the Company has the option to issue up to $12 million of additional convertible preferred stock in up to four additional tranches, if certain conditions are satisfied by the Company. The Company expects to issue additional preferred stock pursuant to the Preferred Stock Purchase Agreement during the third quarter of 1997. As a result, the Company believes it will have access to the funding required for at least the next 12 months of operations, although there can be no assurance that the Company will receive any or all of the remaining $12 million. If remaining funds under the Preferred Stock Purchase Agreement or other funds are not available on acceptable terms, the Company may be required to dramatically alter its operating plans and delay, scale-back or eliminate the manufacturing, marketing or sales of one or more of its products or one or more of its research and development programs.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - Not Applicable

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        On July 10, 1997, the Company filed a complaint against Sheldon Drobny; Howard L. "Buzz" Simons, joint tenant with Aric and Corey Simons; Aaron Fischer; Stewart Shiman; Sharon D. Gonsky, d/b/a SDG Associates; Gregg Rosenberg; Stacey Rosenberg; Merrill Weber & Co., Inc.; Drobny/Fischer Partnership, an Illinois general partnership; and Rueben Rosenberg (collectively, the "Borrowers") and Paradigm Venture Investors, L.L.C. (the "Guarantor") in the Circuit Court of Cook County, Illinois, County Department, Law Division. The Complaint seeks to enforce the terms of loans made to the Borrowers by the Company and evidenced by promissory notes dated December 12, 1996, in the aggregate principal amount of $698,507 and the guarantee by the Guarantor of the Borrowers' obligations under these promissory notes. The Borrowers and the Guarantor have not yet filed answers to the complaint.

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

ITEM 2. CHANGES IN SECURITIES

        On June 6, 1997, the Company issued 600 shares of Series B Convertible Preferred Stock (the "Series B Stock") to Southbrook International Investments, Ltd. ("Southbrook") for $5,000 per Share, or a total of $3,000,000. In connection with this sale, the Company issued to Southbrook a warrant to purchase 62,500 shares of Common Stock at $14.8125 per share expiring on June 6, 2001. Dividends on the Series B Stock are payable at the rate of 5% per annum and are payable in cash or shares of Common Stock at the option of the Company. The sale of these securities is exempt from the registration requirements of the Securities Act of 1933 (the "Act") under Section 4(2) of the Act and/or Regulation D because the sale of these securities did not involve a public offering. The Series B Stock is convertible into Common Stock at a conversion price equal to the lesser of (a) $11.85 or (b) 101% of the average of the lowest per share market value for the five consecutive trading days during the 60 trading days immediately preceding the date of conversion. The Series B Stock conversion ratio and the number of shares of Common Stock exercisable pursuant to the warrant are subject to adjustment. The Company registered for resale under the Act the shares of Common Stock into which the Series B Stock is convertible and the shares of the Common Stock into which the warrant is exercisable, which registration statement was declared effective by the Securities and Exchange Commisson on June 30, 1997.


ITEM 3.  DEFAULT UPON SENIOR SECURITIES  -  Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     a) The Annual Meeting of Stockholders of the Company was held on June 11, 1997.

     b) The stockholders voted to re-elect two Class I directors to the Company's Board of Directors. Results of the voting were as follows:



                                           AUTHORITY                  BROKER
DIRECTORS              FOR      AGAINST    WITHHELD   ABSTENTIONS   NON-VOTES
---------           ---------  ----------  ---------  -----------  ------------
Michael J. Friduss  4,185,442  ----------   190,040   ----------   ------------
Ora E. Smith        4,182,652  ----------   192,830   ----------   ------------


     c) The stockholders also voted to approve the third amendment to the Illinois Superconductor Corporation 1993 Amended and Restated Stock Option Plan. Results of the voting were as follows:



                                   AUTHORITY                  BROKER
                FOR     AGAINST    WITHHELD    ABSTENTIONS  NON-VOTES
             ---------  -------  ------------  -----------  ---------
             2,292,266  401,308  ------------    46,525     1,635,383


     d) The stockholders also voted to ratify the selection by the Board of Directors of Ernst & Young LLP as the independent auditors of the Company's financial statements for the year ended December 31, 1997. Results of the voting were as follows:



                                  AUTHORITY                    BROKER
                FOR     AGAINST    WITHHELD     ABSTENTIONS    NON-VOTES
             ---------  -------  -------------  -----------  -------------
             4,166,660  194,092  -------------    14,730     -------------



ITEM 5.  OTHER INFORMATION

         On July 8, 1997, the Company announced that its Board of
         Directors elected Ora E. Smith, the then President and Chief Executive Officer, as Chairman of the Board, succeeding Steven Lazarus, who remmains on the Board and was appointed as Chairman of its Executive Committee. At that time, Edward W. (Ted) Laves, Ph.D. was also appointed by the Board of Directors to succeed Smith as President and Chief Executive Officer and was also elected to the Board of Directors to replace Leonard A. Batterson who resigned. Michael J. Friduss resigned from the Board of Directors effective July 12, 1997.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K



          A. EXHIBITS

             Exhibit 27 - Financial Data Schedule

          B. REPORTS ON FORM 8-K

          Reports on Form 8-K filed by the Company during the quarter ended June 30, 1997 were filed by the Company on the following dates:

                     April 14, 1997, reporting Items 5 and 7
                     May 1, 1997, reporting Items 5 and 7
                     June 12, 1997, reporting Items 5 and 7

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     ILLINOIS SUPERCONDUCTOR CORPORATION
                                     Registrant


Date:  August 14, 1997     By:  /s/ Edward W. Laves, Ph. D.
                               -----------------------------------------------
                               Edward W. Laves, Ph.D.
                               President and Chief Executive Officer





Date:  August 14, 1997  By:    /s/ Stephen G. Wasko
                               -----------------------------------------------
                               Stephen G. Wasko
                               Senior Vice President Corporate Development and
                               Chief Financial Officer