Form 10-Q
period 1997-09-30
ILLINOIS SUPERCONDUCTOR CORPORATION
filed 1997-11-14
CIK 888693

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


              For the Quarterly Period Ended:  September 30, 1997


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



     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No ____
                                              ____

     As of November 11, 1997 there were outstanding 5,179,993 shares of common stock, par value $.001, of the registrant.

                      ILLINOIS SUPERCONDUCTOR CORPORATION
                        QUARTER ENDED SEPTEMBER 30, 1997

                                     INDEX

                                                                                                        PAGE
                                                                                                        ----
PART I  -  FINANCIAL INFORMATION

Item 1. Financial Statements ...........................................................................  3

Condensed Balance Sheets as of September 30, 1997 (unaudited) and December 31, 1996 ......................3

Condensed Statements Of Operations (unaudited) for the three months ended September 30, 1997 and 1996, and the nine months ended September 30, 1997 and 1996 and the cumulative period from October 18, 1989 (date of inception) to September 30, 1997 ................................. 4

Condensed Statements Of Cash Flows (unaudited) for the nine months ended September 30,
 1997 and 1996 and the cumulative period from   October 18, 1989 (date of inception)
 to September 30, 1997. ................................................................................  5


Notes To Condensed Financial Statements ................................................................. 6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations ..........  8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ...................................  10

PART II  -  OTHER INFORMATION

Item 1. Legal Proceedings .............................................................................. 10

Item 2. Changes in Securities .......................................................................... 11

Item 3. Default Upon Senior Securities ................................................................. 11

Item 4. Submission of Matters to a Vote of Security Holders ............................................ 11

Item 5. Other Information .............................................................................. 11

Item 6. Exhibits and Reports on Form 8-K ..............................................................  12

SIGNATURES ............................................................................................  13

List of Exhibits:

         Exhibit 27 - Financial Data Schedule .........................................................  14

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                      ILLINOIS SUPERCONDUCTOR CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEETS
                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996



                                                                     SEPTEMBER 30, 1997               DECEMBER 31, 1996
                                                                   ---------------------           ----------------------
                                                                        (UNAUDITED)
ASSETS
Current assets
   Cash and cash equivalents                                              $  543,193                      $5,188,047
   Investments                                                               500,313                         500,313
   Inventories                                                             1,621,273                         653,696
   Accounts receivable                                                       647,404                         130,752
   Prepaid expenses and other                                                 88,220                         436,052
                                                                          ----------                      ----------
Total current assets                                                       3,400,402                       6,908,860

Property and equipment
   Property and equipment                                                  8,130,757                       7,863,337
   Less:  accumulated depreciation                                         3,266,727                       2,120,533
                                                                          ----------                      ----------
Net property and equipment                                                 4,864,030                       5,742,804

Other assets:
   Restricted certificates of deposit                                        350,000                         350,000
   Patents and trademarks, net                                               531,124                         386,832
                                                                          ----------                      ----------
                                                                             881,124                         736,832
                                                                          ----------                      ----------
Total assets                                                              $9,145,556                     $13,388,496
                                                                          ==========                     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                       $  721,643                      $1,126,009
   Accrued liabilities                                                       570,423                         494,507
   Current portion of long-term debt                                          85,827                          80,421
                                                                          ----------                      ----------
Total current liabilities                                                  1,377,893                       1,700,937

Long term debt, less current portion                                          26,574                          91,618
Deferred occupancy costs                                                      89,883                          75,813

Stockholders' equity:
  Preferred stock ($.001 par value); 100,000
   shares authorized, 600 shares of Series B
   convertible preferred stock issued and
   outstanding at September 30, 1997 ($3,000,000
   aggregate liquidation preference) and none at
   December 31, 1996, 300 shares of Series C
   Convertible preferred stock issued and
   outstanding at September 30, 1997 ($1,500,000
   aggregate liquidation preference) and none at
   December 31, 1996                                                               1                               -
 Common stock ($.001 par value); 15,000,000
   shares authorized and 5,173,338 and 5,023,352
   issued and outstanding at September 30, 1997
   and December 31, 1996                                                       5,173                           5,023
 Additional paid-in capital                                               43,929,187                      39,019,421
 Notes receivable from stockholders                                         (698,508)                     (1,142,754)
 Deficit accumulated during the development stage                        (35,584,647)                    (26,361,562)
                                                                          ----------                      ----------
Total stockholders' equity                                                 7,651,206                      11,520,128
                                                                          ----------                      ----------
Total liabilities and stockholders' equity                                $9,145,556                     $13,388,496
                                                                          ==========                     ===========

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


See Notes to Condensed Financial Statements

                      ILLINOIS SUPERCONDUCTOR CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                                                                         OCTOBER 18, 1989
                                        THREE MONTHS ENDED                   NINE MONTHS ENDED           (DATE OF INCEPTION)
                                          SEPTEMBER 30,                        SEPTEMBER 30,             TO SEPTEMBER 30,
                                     -----------------------              -----------------------        -------------------
                                       1997             1996               1997              1996                1997
                                     ----------      ----------          ---------        ----------          ----------
Net revenues:
 Development stage product
  sales                              $  216,750        $ 25,000         $   755,750        $  31,700            $  950,162
 Government contracts                         -               -                   -        $  53,122            $  800,215
                                     ----------       ---------         ----------        ---------            ----------
Total revenues                       $  216,750        $ 25,000         $   755,750        $  84,822            $1,750,377

Costs and expenses:
  Cost of revenues                     996,668           25,000           3,071,428           76,625             3,746,654
  Research and development             982,385        1,927,813           3,383,807        4,293,952            17,598,818
  Selling and marketing                487,464          564,795           1,509,107        1,345,932             4,577,791
  General and administrative           708,404          843,738           2,188,361        2,457,158            13,128,766
                                     ----------       ---------         ----------        ---------             ----------
Total costs and expenses             3,174,921        3,361,346          10,152,703        8,173,667            39,052,029
                                     ----------       ---------         ----------        ---------             ----------
                                     2,958,171        3,336,346           9,396,953        8,088,845            37,301,652

Other income (expense):
  Investment income                     49,150          108,690             187,472          429,284             1,845,722
  Interest expense                      (2,843)          (4,422)            (13,605)         (23,342)             (128,718)
                                     ----------       ---------         ----------        ---------             ----------
                                        46,307          104,268             173,867          405,942             1,717,004
                                     ----------       ---------         ----------        ---------             ----------
Net loss                            $2,911,864       $3,232,078          $9,223,086       $7,682,903           $35,584,648
                                    ==========       ==========          ==========       ==========           ===========

Dividends attributable to
  preferred stock                   $   55,625                -           $  55,625                -
                                    ==========       ==========           =========       ==========
Net loss plus preferred
  stock dividend requirement        $2,967,489       $3,232,078          $9,278,711       $7,682,903
                                    ==========       ==========           =========       ==========
Net loss per common share           $    (0.58)      $    (0.70)         $    (1.83)      $    (1.72)
                                    ==========       ==========           =========       ==========
Weighted average number
  of common shares outstanding       5,133,953        4,621,358           5,069,634        4,465,630
                                    ==========       ==========           =========       ==========


See Notes to Condensed Financial Statements

                     ILLINOIS SUPERCONDUCTOR CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)

                      CONDENSED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)



                                                                       NINE MONTHS ENDED             OCTOBER 18, 1989
                                                                         SEPTEMBER 30,              (DATE OF INCEPTION)
                                                               --------------------------------       TO SEPTEMBER 30,
                                                                   1997               1996                  1997
                                                               -------------        ------------    --------------------
OPERATING ACTIVITIES:
Net loss                                                       $(9,223,086)         $(7,682,903)           $(35,584,648)
Adjustment to reconcile net loss to net cash used in
  operating activities:
 Depreciation and amortization                                   1,151,439              795,753               3,438,797
 Loss on disposal of property and equipment                              -                    -                  15,569
 Loss (gain) on available-for-sale securities                            -              (24,614)                 26,764
 Net amortization of bond (premiums) discounts                           -              (19,418)                (20,356)
 Payment of patent costs                                          (149,536)            (107,246)               (554,292)
 Note receivable from officers                                           -                    -                 179,400
 Provision for interest on notes payable                                 -                    -                  17,398
 Stock compensation expense                                              -               21,809                 408,998
 Cancellation of stock options                                           -               (5,440)                (58,136)
 Changes in operating assets and liabilities                    (1,449,785)             (55,801)               (973,956)
                                                               -----------           ----------             -----------
Net cash used in operating activities                           (9,670,968)          (7,077,860)            (33,104,462)

INVESTING ACTIVITIES:
Purchases of available-for-sale securities                               -          (29,541,563)            (54,697,200)
Sales of available-for-sale securities                                   -                    -              10,053,685
Maturities of available-for-sale securities                              -           29,350,083              44,136,794
(Increase) decrease in certificates of deposit, net                      -              462,500                (350,000)
Acquisition of property and equipment                             (267,421)          (3,448,795)             (8,019,347)
Decrease in notes receivable from officers                               -                    -                (179,400)
                                                               -----------           ----------             -----------
Net cash used in investing activities                             (267,421)          (3,177,775)             (9,055,468)
FINANCING ACTIVITIES:
Payments of organization costs                                           -                    -                 (64,495)
Proceeds from notes payable to stockholders                              -                    -                 550,000
Proceeds from issuance of preferred stock - net of
  offering costs                                                 4,071,120                    -               8,978,620
Proceeds from issuance of common stock - net of
  offering costs                                                    (8,537)           8,333,478              27,042,767
Exercise of stock options                                           66,361              217,946                 455,025
Exercise of warrants                                               780,973            1,200,049               5,396,935
Collection of notes receivable from stockholders                   444,246                    -                 444,246
Proceeds from bank loan                                                  -               92,182                 742,700
Payments on long-term debt                                         (60,628)            (505,061)               (631,289)
Payments under capital lease obligations                                 -                    -                (211,386)
                                                               -----------           ----------             -----------
Net cash provided by financing activities                        5,293,535            9,338,594              42,703,123
                                                               -----------           ----------             -----------
Increase (decrease) in cash and cash equivalents                (4,644,855)            (917,041)                543,193
Cash and cash equivalents at beginning of period                 5,188,047              953,093                       -
                                                               -----------           ----------             -----------
Cash and cash equivalents at end of period                     $   543,193           $   36,052             $   543,193
                                                               ===========           ==========             ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
 Cash paid for interest                                        $    13,605           $   23,342             $   109,974
                                                               ===========           ==========             ===========
 Equipment capitalized under lease agreements                            -                    -             $   211,386
                                                               ===========           ==========             ===========
 Conversion of notes payable and accrued interest to
  preferred and common stock                                             -                    -             $   567,398
                                                               ===========           ==========             ===========


See Notes to Condensed Financial Statements

                      ILLINOIS SUPERCONDUCTOR CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in Illinois Superconductor Corporation's annual report on Form 10-K for the year ended December 31, 1996.

NOTE 2 - NET LOSS PER COMMON SHARE

     Net loss per common share is computed based on the weighted average number of common shares outstanding as applied to the Company's net loss plus its preferred stock dividend requirement (see "Item. 2 -- Changes in Securities"). In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. However, Statement 128 has no impact on the Company's calculation because common equivalent shares are not included in the net loss per share calculations since the effect of their inclusion would be antidilutive.

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

     The following is a summary of available-for-sale securities at September 30, 1997:



                                                              AVAILABLE-FOR-SALE SECURITIES
                                                    -----------------------------------------------
                                                      AMORTIZED COST                  FAIR VALUE
                                                    -------------------             ----------------
U. S. Treasury securities and obligations of
 U.S. government agencies                             $  500,313                        $  500,313
                                                   =============                    ==============


NOTE 4 - INVENTORIES

     Inventories at September 30, 1997 consist of the following:


Raw materials...            $  436,196
Work in process.            $  810,077
Finished product            $  375,000
                            ----------
                            $1,621,273
                            ==========

NOTE 5 - CAPITAL STOCK

     On June 6, 1997, the Company issued 600 shares of Series B Convertible Preferred Stock for $5,000 per share, or a total of $3 million. In connection with this sale, the Company issued a warrant to purchase 62,500 shares of Common Stock at $14.8125 per share expiring on June 6, 2001. On each of August 29, 1997 and October 29, 1997, the Company issued 300 shares of Series C Convertible Preferred Stock for a total of $3 million. Also, on October 29, 1997, the Company issued 700 shares of Series G Convertible Preferred Stock for $5,000 per share, or a total of $3.5 million. In connection with this sale, the Company issued warrants to purchase an aggregate of 34,782 shares of Common Stock at $10.0625 per share expiring on October 29, 2001. Dividends on the Series B, Series C and Series G Convertible Preferred Stock are payable at the rate of 5% per annum, and are payable in cash or shares of Common Stock at the option of the Company.

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

     During the second half of 1996, the Company made the first commercial sales of its RF filter products. The Company expects that government research contracts will not be a significant source of revenue in the future. The Company has incurred cumulative losses of $35,584,648 from inception to September 30, 1997.

RESULTS OF OPERATIONS

     The Company's net revenues increased to $216,750 and $755,750 for the three and nine month periods ended September 30, 1997, from $25,000 and $84,822 for the same periods in 1996. Net revenues for the periods represent gross product shipments less reserves for potential product returns. Such reserves are based on the Company's historical product return rates. All of the net revenues for the nine month period ended September 30, 1997 were derived from sales of the Company's RF filter products, while net revenues for the same period in 1996 consisted primarily of work performed under a government research and development contract which was completed in March 1996.

     Cost of revenues increased to $996,668 and $3,071,428 for the three and nine month periods ended September 30, 1997, from $25,000 and $76,625 for the same periods in 1996. Cost of revenues for the three and nine month periods ended September 30, 1997 consisted of direct materials and labor costs associated with the products sold during the periods, along with manufacturing overhead costs incurred during the periods. Due to low utilization levels and excess capacity within the Company's manufacturing facility, cost of revenues were in excess of the revenue recorded during these periods. The Company expects the cost of revenues to exceed net revenues until it manufactures and ships a significantly higher amount of its commercial products. Cost of revenues for the three month period ended September 30, 1996 consisted primarily of material and labor costs associated with the products sold. Cost of revenues for the nine month period ended September 30, 1996 consisted primarily of research and development expenses associated with a government contract, and included engineering personnel, material and overhead costs.

     The Company's internally funded research and development expenses for the three and nine month periods ended September 30, 1997 were $982,385 and $3,383,807, respectively, compared to $1,927,813 and $4,293,952 for the same periods in 1996. In the three and nine month periods ended September 30, 1997, the Company incurred research and development expenditures to expand its SpecTrumMaster(R) and RangeMaster(TM) product lines, develop its transmit filter/duplexer products and improve its manufacturing processes. The
Company's expenditures in the three and nine month periods ended September 30, 1996 consisted of costs attributable to the development of the SpectrumMaster(R) product line, including expenses for personnel, materials and services, support to the commercial field trial programs ongoing during these periods, and development and implementation of the Company's manufacturing processes and facilities. The Company's reduced research and development expenditures in the three and nine month periods ended September 30, 1997, compared to the same periods in 1996, are due to the initiation of manufacturing activities, with the costs associated with these activities recorded as manufacturing overhead costs as part of cost of revenues, and are due to reduced personnel, material and other operating costs compared to the same periods in 1996. Also, funding under a government contract of $200,445, which was completed in the first quarter of 1996 was offset against the related research and development costs. All research and development costs expended to date for development of new products and enhancements to existing products have been expensed as incurred.

     Selling and marketing expenses for the three and nine month periods ended September 30, 1997 were $487,464 and $1,509,107, respectively, compared to $564,795 and $1,345,932 for the same periods in 1996. The increase in selling and marketing expenses for the nine month period ended September 30, 1997 was attributable to the addition of sales personnel and related costs, as well as expanded product marketing and advertising efforts, and was partially offset by decreases in field trial and outside consultant expenses. The decrease in selling and marketing expenses in the three month period ended September 30, 1997, compared to the same period in 1996, was primarily attributable to the lower field trial and outside consultant expenses and was partially offset by an increase in sales personnel and related costs.

     General and administrative expenses for the three and nine month periods ended September 30, 1997 were $708,404 and $2,188,361, respectively, compared to $843,738 and $2,457,158 for the same periods in 1996. The decrease in general and administrative expenses for the nine month period ended September 30, 1997 was due primarily to decreases in administrative personnel costs, consultant and legal expenses, and was partially offset by increases in expenses resulting from the termination of a public stock offering in May 1997. The decrease in general and administrative expenses for the three month period ended September 30, 1997, compared to the same period in 1996 was primarily attributable to reductions in consultant, occupancy and other administrative costs.

     Other income, which consists of investment income net of interest expense, for the three and nine month periods ended September 30, 1997 decreased to $46,307 and $173,867 from $104,268 and $405,942 for the same periods in 1996.
This decrease was primarily due to a reduced average investment portfolio during the periods.

LIQUIDITY AND CAPITAL RESOURCES

     To date, the Company has financed its operations primarily through public and private equity financings which have raised approximately $48.9 million, net of related expenses. At September 30, 1997, the Company's cash, cash equivalents and investments, including certain restricted investments, was approximately $1,394,000, reflecting a decrease of approximately $4,644,000 from $6,038,000 at December 31, 1996.

     During 1995 and 1996, the Company financed a portion of its leasehold improvements and capital equipment additions through various borrowings approximating $743,000, of which $112,000 was outstanding at September 30, 1997. This remaining balance is due in monthly installments through May 1999 and bears interest at 8.5% per annum. Approximately $699,000 in principal amount of promissory notes from certain stockholders is currently outstanding. This receivable was due on April 30, 1997. The Company has filed a lawsuit to collect on the outstanding balance, but there can be no assurance when and if such promissory notes will be repaid. (See "Legal Proceedings").

     The Company to date has generated limited revenues from product sales.
The development and expansion of the Company's RF filter product lines will require continued commitment of substantial funds to conduct product development and field trial activities, to expand manufacturing activities and to market its RF filter products. The actual amount of the Company's future funding requirements will depend on many factors, including: the amount and timing of future revenues, the level of product marketing and sales efforts to support the Company's commercialization plans, the magnitude of its research and product development programs, the cost of additional plant and equipment for manufacturing and the costs involved in protecting the Company's patents or other intellectual property. As a result of its funding requirements, on June 6, 1997, the Company entered into a Preferred Stock Purchase Agreement for up to an aggregate of $15 million, which is available in up to five tranches (two of which have been received to date). Under this Preferred Stock Purchase Agreement, on June 6, 1997, the Company issued 600 shares of Series B Convertible Preferred Stock for $3 million. Subsequently, on each of August 29, 1997 and October 29, 1997, under the terms of the Preferred Stock Purchase Agreement, the Company issued 300 shares of Series C Convertible Preferred Stock for a total of $3 million. (See "Changes in Securities".) Cumulative dividends accrued on the Series B and Series C Convertible Preferred Stock from the respective dates of issuance through September 30, 1997 at the rate of 5% per annum were $55,625. Also, on October 29, 1997, the Company entered into another Preferred Stock Purchase Agreement whereby it issued 700 shares of Series G Convertible Preferred Stock for $3.5 million. The Series G Convertible Preferred Stock also accrues dividends at the rate of 5% per annum.

     Without consideration of any funds under government contracts or cooperative agreements, revenues from sales of its products, or further proceeds from financings, the Company believes that its available cash, cash equivalents and investments are sufficient to finance the Company's current operating plans through at least the end of May 1998. Pursuant to the June 6, 1997 Preferred Stock Purchase Agreement, the Company has the option to issue up to $9 million of additional convertible preferred stock in up to three additional tranches, if certain conditions are satisfied by the Company or waived by the purchaser. As a result, there can be no assurance that the Company will receive any or all of the remaining $9 million. If remaining funds under the June 6, 1997 Preferred Stock Purchase Agreement or other funds are not available on acceptable terms, the Company may be required to dramatically alter its operating plans and delay, scale-back or eliminate the manufacturing, marketing or sales of one or more of its products or one or more of its research and development programs.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - Not Applicable

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On July 10, 1997, the Company filed a complaint against Sheldon Drobny; Howard L. "Buzz" Simons, joint tenant with Aric and Corey Simons; Aaron Fischer; Stewart Shiman; Sharon D. Gonsky, d/b/a SDG Associates; Gregg Rosenberg; Stacey Rosenberg; Merrill Weber & Co., Inc.; Drobny/Fischer Partnership, an Illinois general partnership; and Rueben Rosenberg (collectively, the "Borrowers") and Paradigm Venture Investors, L.L.C. (the "Guarantor") in the Circuit Court of Cook County, Illinois, County Department, Law Division. The Complaint seeks to enforce the terms of loans made to the Borrowers by the Company and evidenced by promissory notes dated December 12, 1996, in the aggregate principal amount of $698,508 and the guarantee by the Guarantor of the Borrowers' obligations under these promissory notes. The Borrowers' notes were issued to the Company in connection with the Borrowers' exercise of warrants to purchase shares of the Company's common stock (the "Common Stock") in December 1996.

     On september 30, 1997, the borrowers and the guarantor responded to the company's complaint and filed a counterclaim alleging that they exercised the warrants in reliance on the Company's alleged fraudulent representations to one of the Borrowers concerning a third-party's future underwriting of a secondary public offering of the Common Stock. The counterclaim seeks an amount of damages which the Borrowers allege "cannot currently be determined." The Company regards the fraud claim as without factual or legal merit and the Company intends to vigorously pursue this litigation. Accordingly, on October 21, 1997, the Company filed a motion to dismiss the Borrowers' counterclaim. Following completion of the submission of briefs, the motion will be heard and decided at a date to be scheduled by the court.

     On June 5, 1996, Craig M. Siegler filed a complaint against the Company in the Circuit Court of Cook County, Illinois, County Department, Chancery Division. The complaint alleged that, in connection with the Company's private placement of securities in November 1995, the Company breached and repudiated an oral contract with Mr. Siegler for the issuance and sale by the Company to Mr. Siegler of 370,370.37 shares of Common Stock, plus warrants (immediately exercisable at $12.96 per share) to purchase an additional 370,370.37 shares of Common Stock, for a total price of $4,000,000. The remedy sought by Mr. Siegler was a sale to him of such securities on the terms of the November 1995 private placement. On August 16, 1996, the Company's motion to dismiss Mr. Siegler's complaint was granted with leave to amend. On September 19, 1996, Mr. Siegler's motion for reconsideration was denied. On October 9, 1996, Mr. Siegler filed his First Amended Verified Complaint and Jury Demand, seeking a jury trial and money damages equal to the difference between $8,800,000 (370,370.37 shares at $10.80 per share and 370,370.37 shares at $12.96 per share) and 740,740.74 multiplied by the highest price at which the Common Stock traded on The Nasdaq Stock Market between November 20, 1995 and the date of judgment. Mr. Siegler also preserved his claim for specific performance for purposes of appeal. On November 1, 1996, the case was transferred to the Circuit Court of Cook County, Illinois, County Department, Law Division. The Company's Answer was filed on November 21, 1996 and discovery has commenced. The Company believes that the suit is without merit and intends to continue to defend itself vigorously in this litigation. However, if Mr. Siegler prevails in this litigation and is awarded damages in accordance with the formula described above, such judgment would have a material adverse effect on the Company's operating results and financial condition.

ITEM 2. CHANGES IN SECURITIES

     On August 29, 1997, the Company issued 300 shares of Series C Convertible Preferred Stock (the "Series C Stock") to Southbrook International Investments, Ltd. ("Southbrook") for $5,000 per share, or a total of $1.5 million.
Dividends on the Series C Stock are payable at the rate of 5% per annum and are payable in cash or shares of Common Stock at the option of the Company. The Series C Stock is convertible into Common Stock at a conversion price equal to the lesser of (a) $6.5625 or (b) 101% of the average of the lowest per share market value for the five consecutive trading days during the 60 trading days immediately preceding the date of conversion. The Series C Stock conversion ratio is subject to adjustment.

     The sale of the Series C stock was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Act"), pursuant to
Section 4(2) of the Act and/or Regulation D promulgated thereunder as a transaction by an issuer not involving a public offering, in that the transaction involved the issuance and sale by the Company of its securities to a financially sophisticated institution which represented that it was aware of the Company's activities and business and financial condition, and which represented that it acquired such securities for investment purposes for its own account and not for distribution. All certificates representing the Series C Stock have been legended. The Company registered for resale under the Act the shares of Common Stock into which the Series C Stock issued on August 29, 1997 is convertible, which registration statement was declared effective by the Securities and Exchange Commission on September 26, 1997.


ITEM 3.  DEFAULT UPON SENIOR SECURITIES  -  Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - Not Applicable

ITEM 5.  OTHER INFORMATION



         Ora E. Smith, former Chief Executive Officer and current Chairman of the Board of Directors of the Company, has assumed responsibility for the Company's sales activities until a successor is named. Robert A. Riccitelli, formerly vice president, sales and marketing has left the Company.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          A.   EXHIBITS

               Exhibit 27 - Financial Data Schedule

          B.   REPORTS ON FORM 8-K

               Reports on Form 8-K filed by the Company during the quarter ended September 30, 1997 were filed by the Company on the following dates:

               July 8, 1997, reporting Items 5 and 7
               July 16, 1997, reporting Items 5 and 7
               August 4, 1997, reporting Items 5 and 7
               September 3, 1997, reporting Items 5 and 7

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                ILLINOIS SUPERCONDUCTOR CORPORATION
                                Registrant





Date:  November 13, 1997       By: /s/ Edward W. Laves, Ph.D.
                                   -----------------------------------------
                                   Edward W. Laves, Ph.D.
                                   President and Chief Executive Officer





Date:  November 13, 1997     By: /s/ Stephen G. Wasko
                                 -----------------------------------------
                                 Stephen G. Wasko
                                 Senior Vice President Corporate Development and Chief Financial Officer