Form 10-K405
period 1997-12-31
ILLINOIS SUPERCONDUCTOR CORPORATION
filed 1998-03-31
CIK 888693

================================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 1997
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
                              (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                              ------   ------
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x

     The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant, based upon the last reported sale price of the registrant's Common Stock on March 27, 1998 was $15,888,263.

     The number of shares outstanding of the registrant's Common Stock, par value $.001, as of March 27, 1998 was 11,392,543.

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Definitive Proxy Statement in connection with the registrant's 1998 Annual Meeting Of Stockholders', scheduled to be held on June 11, 1998, are incorporated by reference into Part III of this Annual Report on Form 10-K.

================================================================================

                                    PART I

ITEM 1.   BUSINESS


     Because Illinois Superconductor Corporation (the "Company") wants to provide investors with more meaningful and useful information, this Annual Report on Form 10-K (the "Form 10-K") contains, and incorporates by reference, certain "forward-looking statements" (as such term is defined in Section 21E of the Securities Exchange Act of 1934, as amended) that reflect the Company's current expectations regarding the future results of operations, performance and achievements of the Company. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation
Reform Act of 1995.   The Company has tried, wherever possible, to identify
these forward-looking statements by using words such as "anticipates", "believes", "estimates", "expects", "plans", "intends" and similar expressions. These statements reflect the Company's current beliefs and are based on information currently available to it. Accordingly, these statements are subject to certain risks, uncertainties and contingencies, which could cause the Company's actual results, performance or achievements to differ materially from those expressed in, or implied by, such statements. These factors include, among others, the following: the Company's ability to obtain additional financing; demand for, and acceptance of, the Company's products; the timing and receipt of customer orders; the Company's ability to manufacture commercial quantities on an efficient and cost-effective basis; business conditions in the wireless telephony industry; the effects of legal proceedings and other factors described in this Form 10-K or in other filings of the Company with the Securities and Exchange Commission, including those described under the heading "Risk Factors" in the Company's Registration Statement on Form S-3 filed in
December 1997.   The Company undertakes no obligation to release publicly the results of any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events.

GENERAL

     The Company develops, manufactures and markets high performance front-end equipment products for wireless telephony base stations based upon its proprietary multi-pole cavity radio frequency ("RF") filter designs which utilize the Company's proprietary high temperature superconductor ("HTS") materials and cryogenic packaging technologies to attain superior filter performance.

     RF filters refine the radio signals by passing radio waves through a series of resonators (poles) which allow certain frequencies to pass while rejecting other frequencies. The more poles in the RF filter, the more effective the RF filter. Each pole, however, has electrical resistance which causes the loss (insertion loss) of desired radio waves. Therefore, the more poles in a conventional RF filter, the greater the insertion loss. The advantage of using superconductors in RF filters is that more poles can be added without significant increases in insertion loss. Adding superconductors does not, however, change the fundamental fact that filter performance depends upon the number of poles. The Company's RF filters have up to 24 poles which the Company believes is significantly greater than any other commercially available filter.

     Filters can be designed with a variety of structures including stripline, microstrip, cavity, dielectric, and waveguide. The Company is able to produce RF filters using any of these technologies, but has focused on cavity filters because of their high performance and tuning flexibility. The Company uses its proprietary thick-film superconducting technology for its RF filters. The Company believes that relative to other superconducting materials technologies, thick-film provides for higher RF filter performance and lower distortion levels. In addition, thick-film technology does not require clean rooms for manufacturing. Superconductors become superconducting at temperatures of roughly -200 degrees celcius. These temperature levels can be maintained using commercially available mechanical cooling systems. The Company has developed packaging systems which are highly reliable over longer durations and minimize operating costs.

     The wireless telephony industry has experienced significant growth in recent years which has led to rapid growth in base station installations and increased competition among service providers. Intensifying competition has challenged operators to minimize capital expenditures per subscriber, enhance quality, and improve coverage. The Company's RF front-end equipment products address these needs by improving system quality, decreasing the number of cell sites needed, and allowing more flexible placement of new cell sites.

     The Company's ultra-high performance RF front-end products, which utilize multi-pole cavity filter technology, offer the following system performance benefits:

  - call quality is improved and the frequency of blocked or dropped calls is reduced because adjacent band interference from competing wireless service providers and other radio services is reduced;

  - capital expenditure per subscriber is reduced because operators attain improved coverage with fewer base stations. Coverage gaps between base stations are also reduced because the radio range of these base stations is frequently extended on the uplink (receive) communications path;

  - network capacity is often increased because channels which were previously unusable now because available and efficient channel utilization is improved;

  - locating new cell sites is simplified because wireless telephony operators can better tolerate RF interference from nearby transmitters;

  - power amplifier design is expected to be simplified because of high performance, low loss filtering; and

  - the Company expects improved transmit path range and capacity through the use of high performance combiners, which are currently being developed by the Company.

     The Company currently markets three product lines to address the needs of wireless telephony service providers. The SpectrumMaster(R) product line improves the RF performance of cellular and Personal Communications Services ("PCS") systems in high interference environments, including urban areas and airport properties. SpectrumMaster(R) is available with up to 24 poles depending upon specific customer needs. The RangeMaster product line combines the superior filtering of SpectrumMaster(R) RF filters with super-cooled low noise amplifiers ("LNA"). RangeMasterTM extends system range for more cost effective coverage in suburban, rural, or small city systems. The
PowerMasterTM product line brings the benefits of ultra high performance filtering to the downlink (transmit) side of the communications path. PowerMasterTM duplexer is designed to improve system range, improve system quality, and allow co-location with other service providers. The Company is developing the PowerMasterTM combiner, which it expects to improve the range and capacity of multi-carrier Code Division Multiple Access ("CDMA") systems. All of the Company's currently offered products are available in both domestic and international frequencies and are offered in a variety of mounting configurations.

     The Company has received orders from ten wireless telephony service providers which are located in the United States, Canada and Asia, including six of the top ten cellular operators in the United States. The Company has also sold its products to two smaller U.S. operators. Its filters are now installed in 36 cell sites in 20 different market areas across the United States. In 1997, commercial orders from service providers were generally for one or two operational cell sites, with the largest order having been for five cell sites. The Company expects that the average size of its commercial orders will increase. The Company's newest product line, the PowerMasterTM line of transmit filters, has generated significant interest from the Original Equipment Manufacturers ("OEM") that supply cellular and PCS systems to the service providers. Laboratory testing and discussion of specifications are ongoing with several major OEMs. The Company believes its thick-film superconductor technology is unique in its ability to handle high powered transmit applications while maintaining very low levels of intermodulation distortion.

INDUSTRY BACKGROUND

     The wireless telephony industry has experienced significant growth, both domestically and internationally, in recent years. This growth appears to be due to the increasing popularity of wireless telephony, the entry of new service providers into the market as governments open up new RF spectrum, the continuing decline in the price of service and wireless telephones, and the introduction of new service features. Rapid growth has intensified RF interference while increasing operators' demand for improved system quality, lower capital expenditures per subscriber, and co-location of antennas with other RF transmitters.

     In the United States, subscribers to wireless telephony services now frequently have a choice of at least four service providers who are competing for their allegiance. New digital technologies such as Global System for Mobile Telecommunications ("GSM"), CDMA, and Time Division Multiple Access ("TDMA") allow operators to offer such advanced features as short message service, fax and Internet access. Wireless systems are also starting to be marketed as a convenient and economical alternative to regular wireline telephone service. In addition, service providers are also trying to differentiate themselves on the basis of quality, price, coverage, and advanced service features.

     Industry statistics demonstrate the rapid growth of the wireless telephony industry. The Cellular Telecommunications Industry Association ("CTIA") reports that as of March 1998 there were over 55 million wireless subscribers in the United States. Industry publications indicate that the worldwide wireless telephony market was approximately three times the size of such market in the United States at the end of 1997 for an estimated total worldwide wireless subscriber base of approximately 150 million subscribers. CTIA reports that there were over 36,000 base stations in the United States at the end of 1997 and the Company believes there are approximately 90,000 base stations world wide. The Company further believes that this number is growing at a rate of over 35% per year. For example, industry sources estimate that over 100,000 new base stations will be built in the United States over the next four years. The Company estimates that the need to provide improved service on a cost effective basis in an increasingly congested environment will lead service providers to invest in new infrastructure technologies such as high performance RF filters.

     The rapid growth and increased competition experienced by the wireless telephony industry have increased the difficulty of providing quality wireless services. Wireless service providers face the challenge of providing quality services in an environment increasingly characterized by RF interference and congestion. In addition, the rapid rate of growth and community concerns have affected the manner in which service providers locate their base stations. Many communities are objecting to the proliferation of new towers to provide wireless services. Base stations which provide the link between a wireless user and the telecommunications network are being positioned closer together and often in the same location, which results in RF interference problems. There has also been an increase in the use of portable handheld phones which transmit weaker signals than mobile or car-mounted phones. As a result, cellular networks which were laid out based on mobile phone power levels have in many areas developed coverage gaps which operators must fill in to satisfy their goals of providing seamless coverage. Furthermore, in order to compete with these already broadly deployed cellular networks, new PCS service providers need to deploy coverage quickly and with the lowest possible capital investment.

     The Company believes that in order to improve quality and manage growth, system providers will invest in new infrastructure technologies, such as high performance RF filters or transmitters. RF filters are used in wireless networks to process radio signals received from a base station's antenna and provide as "clean" and strong a signal as possible to the other radio equipment in the wireless base station system. Traditional filters suffer substantial performance limitations due to energy loss experienced by the types of materials used. Wireless service providers therefore have a need for RF filtering with much higher performance characteristics than are currently available using conventional technology. The Company believes that the changing market conditions, the drive to implement new technologies and the technical issues faced by wireless service providers creates opportunities for new equipment suppliers.

THE COMPANY'S SOLUTION

     The Company's products are designed to address the high performance RF front-end needs of domestic and international commercial wireless telephony systems by providing the following advantages:

  - IMPROVED CALL QUALITY. The Company's RF filter products improve call quality by reducing dropped and blocked calls. During field trials and all installations in urban cellular locations, the Company's RF filter products have demonstrated a 20 to 40% reduction in dropped calls caused by out-of-band interference and base station front-end overloading. During these field trials and commercial installations, the Company's
     RF filter products have also demonstrated a similar reduction in blocked calls experienced in urban cellular locations. The Company believes that its RF filter products also improve audio fidelity by reducing noise and interference.

  - IMPROVED BASE STATION RANGE. The Company's RF front-end systems (high performance filter and super-cooled LNA) extend the uplink range of a
     wireless system by up to 30%.   Greater range can reduce a service
     operator's capital expenditure per subscriber in lower density areas by filling in coverage gaps in existing systems or by reducing the number of required cell sites for new system deployments.

  - GREATER NETWORK CAPACITY AND UTILIZATION. The Company's RF front-end products increase the capacity and utilization of a wireless base station. In some cases, capacity increases because channels which were previously unusable due to interference are recovered. In other cases, system utilization increases because of lower levels of blocked and dropped calls, and increases in the ability of the system to permit weak signals to be processed with acceptable call quality.

  - IMPROVED FLEXIBILITY IN LOCATING BASE STATIONS. The Company's RF front-end products allow wireless telephony service providers to co-locate base stations near other RF transmitters. The Company's products allow the base station radio to better tolerate RF interference while reducing out-of-band signals that could interfere with other nearby wireless telephony operators.

  - SIMPLER TRANSMITTER SYSTEM DESIGNS. The Company believes that its line of RF transmit filters can allow for simpler less costly transmitters, particularly for digital systems. This should improve performance while diminishing system costs.

  - IMPROVED DIGITAL SYSTEM CAPACITY. The Company believes that the line of transmit combiners currently under development should allow increased capacity and range in CDMA systems as system loading increases. CDMA systems appear unable to offer multi-carrier systems without the use of a combiner, but traditional combiners reduce the power transmitted from the base station antenna. The Company's high power filter technology should allow operators to use combiners with lower loss of desired signals.

PRODUCTS

     The Company currently offers three products lines, SpectrumMaster(R), RangeMasterTM, and PowerMasterTM to serve a variety of system challenges faced by wireless telephony system operators. Each product line is available in a variety of performance levels to meet the varying needs of different operators and in several mounting configurations to fit specific customer situations. All of the Company's currently offered products can be supplied in domestic and international frequencies for both cellular (800 Mhz) and PCS (1.9 Ghz) applications.

     The Company believes that SpectrumMaster(R) is the world's highest performance commercial receive pre-select RF filter for wireless telephony cell sites. SpectrumMaster(R) improves the performance of cellular and PCS systems in high interference environments such as urban areas and airport properties. SpectrumMaster(R) is available in two models. SpectrumMaster(R) Ultra is a very high performance filter with 24 filter poles for extremely congested RF environments. Ultra provides 10,000 times better rejection of unwanted signals then conventional filters, while losing very little of the desired signal. SpectrumMaster(R) Classic is a 16 pole filter and provides 1,000 times better rejection then conventional filters while having very low loss of desired signals and extremely linear filter response. Both SpectrumMaster(R) models meet all analog and digital protocol specifications for cellular and PCS systems in the United States. SpectrumMaster's(R) modular design allows rapid design modification to meet other customer requirements. The Company sold its first SpectrumMaster(R) product to cellular service providers in the second half of 1996 and continued sales of SpectrumMaster(R) in 1997.

     RangeMasterTM combines a high performance superconducting cavity filter with a high performance super-cooled LNA to lower noise resulting from interference and thermal noise. Lowering noise extends radio propagation range by up to 30%. RangeMasterTM is available in two models. RangeMasterTM Classic combines the 16 pole SpectrumMaster Classic with a high performance super-cooled LNA to reduce signal noise resulting from both interference and amplifier thermal noise. RangeMasterTM Omega combines a high performance eight pole superconducting filter with the Company's high performance super-cooled LNA to provide range extension for rural locations at an economical price. RangeMasterTM meets all analog and digital protocol specifications for cellular and PCS systems in the United States RangeMaster'sTM modular design allows rapid design modification to meet other customer requirements. The Company shipped its first RangeMasterTM product to cellular service providers in the first quarter of 1997. The Company field tested a PCS version of RangeMasterTM with a major U.S. PCS operator in the fourth quarter of 1997.

     PowerMasterTM is a family of high performance transmit filter systems for use in the base stations of wireless telephony operators. The Company began marketing its two models of PowerMasterTM products -- a transmitter filter and a duplexer -- in February 1997. These PowerMasterTM products, which incorporate the Company's new power handling technology, are used in transmit applications. Unique to the Company, this technology extends the Company's filter applications to include transmit, in addition to the receive applications already in commercial use. PowerMasterTM duplexer is expected to improve system quality, extend range and simplify the location of cell sites for both cellular and PCS systems. PowerMasterTM technology provides an ultra-high performance duplexer, which handles continuous power levels of up to 30 watts and is designed for use in 1.9Ghz PCS service. The PowerMasterTM duplexer allows a PCS operator to obtain the benefits of very high performance filtering on both the forward and reverse paths in a system. These benefits include improved call quality, extended range, improved transmit/receive isolation, and a reduction in the transmit amplifier output power required to achieve forward path coverage. The Company is currently developing a PowerMasterTM combiner, which is a low-loss transmit combiner with superior separation. The Company expects to begin OEM customer testing of the PowerMasterTM combiner in the first half of 1998.

     International Cellular Products Offerings. The Company is adapting its SpectrumMaster(R), RangeMasterTM, and PowerMasterTM product lines for international wireless markets to address their specific interference rejection
and range extension needs.   The Company is developing products for both Asian
and European cellular and PCS markets, including GSM filters in various configurations. In December 1997, the Company sold two SpectrumMaster(R) units to its first international customer, a major Asian cellular operator, as a basis for potential nationwide deployment in the operator's CDMA networks.

TECHNOLOGY

     The Company possesses proprietary technology in three areas: the design of high performance RF cavity filters, thick-film superconducting materials fabrication and cryogenic packaging.

     The Company's products are based on its proprietary RF cavity filter designs. The Company believes that cavity filter technology provides superior filter performance with lower intermodulation distortion when compared with alternative technologies, such as RF stripline filter technology (which the Company is also capable of using). The Company has been able to use its cavity filter technology to offer filters with up to 24 poles. The more poles in a filter, the better its rejection of unwanted signals. The Company believes its products are superior to other RF filters with regard to rejection of unwanted signals.

     The Company is able to offer RF cavity filters with superior filtering, low loss of unwanted signals, and high power handling because of its proprietary thick-film superconducting fabrication technology. The Company's thick-film fabrication technology allows the Company to utilize a variety of filter technologies including cavity and strip line designs. The Company's superconducting technology is simple and inexpensive to manufacture and offers superconducting yields well above 90%. The Company believes the electrical performance of the Company's products are superior to any alternative superconducting technology currently being developed for RF devices today. The Company's thick-film superconducting technology can handle up to 30 watts of continuous power at PCS frequencies.

     High temperature superconductors become superconducting at -200 C. This temperature can be attained using widely available mechanical refrigerators. The Company has developed proprietary technologies which provide an efficient, low cost cryogenic package with a long life cycle and minimum power consumption. Together, the Company believes that its technological excellence in filter design, superconducting materials and cryogenic packaging provide it with a unique and well-protected technology lead over its competitors.

SALES AND MARKETING

     The Company has focused its sales and marketing effort on U.S. cellular service providers for retrofit applications. To date, the Company has sold its products to six of the top ten cellular operators in the U.S. as well as to two smaller United States operators. The Company has also sold filters to two major international operators and has successfully tested its PCS RangeMasterTM product with one of the largest U.S. PCS operators. The Company has also tested its PowerMasterTM line with two major OEMs and is discussing specifications with other large OEMs. The Company primarily uses a direct sales force to sell its products.

     The Company has recently emerged from the development stage and believes it has entered the volume purchase stage of commercial development. Until recently, most purchases were for one or two cell sites, with the largest order having been for five cell sites. At the end of 1997, the Company began to see an increase in order size. The Company has begun the stage of commercialization with a new structure for achieving system-wide orders for its products, whereby customers, through a corporate purchase agreement, give direct purchase capabilities to their operating regions. One major operator recently placed an order for fifteen cell sites worth of the Company's products. Another major operator, Bell Atlantic Mobile, executed a corporate purchase agreement. The Company is currently negotiating a second corporate purchase agreement with another major U.S. operator, and, based on indications from other major operators, the Company believes it will enter into corporate purchase agreements with other major operators in the future. The Company believes that it has reached this stage of sales development by a systematic process of testing, small-scale implementation, and growing relationships with its customers.

     The Company also believes that the sales cycle of its RF products
shortened dramatically at the end of 1997.   Previously, a period of  six to
nine months was required to complete the sales cycle to first orders. By the end of 1997, however, the Company's sales cycle began shortening, in some cases, to less than two months from first discussions to the receipt of commercial orders. The Company believes that this improvement is due to increasing customer confidence in the Company's technology and customer support.

     The Company's marketing and sales personnel work directly with both PCS service providers and PCS OEMs to enhance the probability of sales success in this rapidly growing market. The Company is undergoing technical discussions with two PCS OEM's regarding integrating the Company's RF filter products into such OEM's PCS product line. To date, the Company's PowerMasterTM PCS transmit filter/duplexer has been tested in the laboratories of two PCS equipment OEMs.

MANUFACTURING

     The Company's state-of-the-art manufacturing process provides predictable product yields and can be easily expanded to meet increased customer demand. Superconducting component yields are now consistently above 90%, with low scrap levels. Manufacturing costs were reduced by 50% during 1997 due to volume, design and yield efficiencies, and the Company expects further cost reductions in 1998 and beyond. The Company has focused its manufacturing efforts on maintaining control of key technologies while avoiding the cost and complexities of vertical integration. The Company's manufacturing operations consist primarily of the manufacture of superconducting components from raw materials, and the assembly, tuning, testing and quality verification of the Company's products. All of these activities occur at the Company's manufacturing facility in Mount Prospect, Illinois, which began operations during 1996. The Company believes that manufacturing of its RF filter products requires only moderate capital investments and is scaleable. The Company also believes that capacity can be rapidly expanded to meet growing demand without the need for large, upfront capital investments. The Company purchases all of the components for its filter products, except for superconducting components, from third party suppliers. The Company believes it has access to adequate supplies of these purchased components, most of which are produced according to the Company's proprietary designs and specifications. The Company is using its just-in-time manufacturing capability to maximize quality, insure flexibility, limit management complexity and minimize inventory cost.

RESEARCH AND DEVELOPMENT

     The Company's research and development ("R&D") efforts have been focused on developing and improving RF filter products for wireless telephony systems. Filter performance has been improved, product size has been reduced, costs have been lowered, reliability has been increased, and packaging has been streamlined. The Company expects to continue to invest in R&D to further improve and adapt its filter products to meet and exceed market expectations. The Company also intends to develop related products that are synergistic with its core filter offerings and which utilize the Company's core technical competencies in RF design, superconducting materials, and cryogenic cooling systems.

     The Company's total R&D expenses during 1995, 1996 and 1997 were approximately, $5,205,000, $6,623,000 and $4,132,000, respectively. R&D costs reimbursed under government contracts and cooperative agreements during 1995, 1996 and 1997 were approximately $650,000 $200,000, and $0, respectively.

INTELLECTUAL PROPERTY AND PATENTS

     The Company regards certain elements of its product design, fabrication technology and manufacturing process as proprietary and protects its rights in them through a combination of patents, trade secrets and nondisclosure agreements. The Company also has obtained exclusive and non-exclusive licenses for technology developed with or by its research partners, Argonne National Laboratory ("Argonne") and Northwestern University, and expects to continue to obtain licenses from such research partners and others. The Company believes that its success will depend in part upon the protection of its proprietary information, its patents and licenses of key technologies from third parties, and its ability to operate without infringing on the proprietary rights of others.

     As of March 16, 1998, the Company has been issued seven U.S.
patents and has filed and is actively pursuing applications for 26 other U.S. patents, and is the licensee of 11 patents and patent applications held by others. Such patents and patent applications relate to various aspects of the Company's superconductor technology and to its current and proposed products. One of the Company's patent applications has been filed jointly with Lucent Technologies and relates to superconducting filters. Additional inventions are the subject of a group of patent applications currently under preparation. Furthermore, the Company expects to pursue foreign patent rights on certain of its inventions and technologies critical to its products.

     In 1994, the Company purchased from Ceramic Process Systems two additional patents and the related technical know-how covering a process for producing Yttrium Barium Copper Oxide (YBCO) powder and manufacturing YBCO electrical fibers. In 1994, the Company also purchased technology relating to the fabrication of HTS thick-film components from the University of Birmingham
(UK). This thick-film technology complements the Company's existing patented processes for making thick-film superconducting components.

     Through collaborative relationships with Argonne and Northwestern University, the Company has licensed patents and patent applications issued or filed in the United States and in certain foreign countries arising under or related to such collaborative relationships. These licenses primarily relate to the processing and composition of HTS materials, including the preferential orientation of HTS materials and the processing of YBCO on a variety of metals, as well as design technology for some of the Company's current and proposed products. The Company's licenses from ARCH Development Corporation and Northwestern University continue for the lives of the patent rights licensed thereby, subject to termination on certain events, and permit the Company to retain rights to its patentable improvements to the licensed technology. Certain of the Company's research has been or is being funded in part by Small Business Innovation Research ("SBIR") and other government contracts. Although the U.S. Government has or will have certain rights in the technology developed with this funding, the Company does not believe that these rights will have a material impact on the Company's current RF filter products.

STRATEGIC RELATIONSHIPS

     During 1997, the Company retained Salomon Brothers to advise and assist it in establishing strategic industry relationships with one or more major electronics companies. The Company believes that such strategic industry relationships will benefit it by (i) providing the Company with access to the technical and financial resources of its partner(s); (ii) providing the Company with international distribution channels, and (iii) offering the Company greater credibility with potential customers. To date, no such relationship has been entered into by the Company.

COMPETITION

     The market for wireless telecommunications products is very competitive. The Company views its competition as (i) conventional RF filter products,
(ii) RF filters based on new technologies and (iii) other superconductor-based RF products.

     The Company's RF filter products compete against conventional RF filter products produced by such companies as Celwave, certain divisions of the Allen Telecom Group, Inc., Filtronic Comtek, Sinclair Radio Labs, Inc., K&L Microwave, Inc., Wacom Technology Corp., EMR Corp. and TX-RX Systems, Inc., among others. Although these conventional RF filter products are generally less expensive than the Company's products, the Company believes its RF filter products are superior on a cost/benefit basis.

     Other competitive RF filter products based on new technologies may provide competition in the future to the Company's RF filter products. In addition to competitive RF filter products, other companies including Hazeltine Corp., Metawave Communications Corporation, Allen Telecom Group, Inc., Repeater Technologies, Inc. and Array Com, Inc., among others, are developing products based on "smart" antenna, digital signal processing technologies, microcells and repeaters which are also aimed at reducing interference problems or providing range extension by means other than RF filtering. The Company does not believe that these technologies pose a direct competitive threat at present, but cannot exclude them as competition to the Company's RF filter products at some point in the future.

     Various filter companies appear to be experimenting with cooled dielectric filters or with filters that combine dielectric materials and superconducting technology. K&L Microwave, Inc. has been experimenting with a cooled dielectric filter design. In addition, COM DEV International, Ltd. a Canadian corporation, has published research in which a dielectric material is mounted on a superconducting ground plane. The Company does not believe that either of these efforts currently pose a competitive threat but cannot exclude them as competition to the Company's product lines at some point in the future.

     Two other companies, Conductus, Inc. and Superconducting Technologies, Inc. are currently attempting to market superconducting filters to the wireless telephony marketplace. A previous competitor, Superconducting Core Technologies, Inc. recently ceased commercial operations. In addition, a number of large multinational companies are engaged in R&D programs that could lead to the commercialization of superconducting filters for the wireless telephony marketplace. These include, among others, E.I. DuPont de Nemours & Co., Fujitsu Corporation, NEC Corporation, Kyocera Corporation, and Matsushita Electric Industrial Co., Ltd. The Company believes that all of these companies are working on RF stripline filters using epitaxial thin film superconducting technology. The Company believes that RF stripline superconducting filters, while smaller, are technically unable to provide equivalent rejection of unwanted signals, competitively low levels of intermodulation distortion, as large a number of filter poles, or similar levels of power handling.

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

EMPLOYEES

     As of February 28, 1998, the Company had a total of 63 employees, 13 of whom hold advanced degrees. Of the employees, 21 are engaged in manufacturing and production, 21 are engaged in research, development and engineering, and 21 are engaged in general management, marketing, finance and administration. The Company also periodically employs a number of consultants and independent contractors. The Company considers its relations with its employees to be satisfactory.

ITEM 2.   PROPERTIES

     The Company maintains its corporate headquarters in a 35,000 square foot building located in Mount Prospect, Illinois under a lease which expires in October 2004. This facility also houses the Company's manufacturing, research, development, engineering and marketing activities. The Company believes that this facility is adequate and suitable for its current needs and that additional space would be available on commercial terms as necessary to meet any future needs.

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

     On October 10, 1996, Mr. Siegler filed his First Amended Verified Complaint and Jury Demand, seeking a jury trial and money damages equal to the difference between $8,800,000 (370,370.37 shares at $10.80 per share and 370,370.37 shares at $12.96 per share) and 740,740.74 multiplied by the highest price at which the Common Stock traded on The Nasdaq Stock Market between November 20, 1995 and the date of judgment. Mr. Siegler also preserved his claim for specific performance for purposes of appeal. On November 1, 1996, the case was transferred to the Circuit Court of Cook County, Illinois, County Department, Law Division. The Company's Answer was filed on November 21, 1996 and the parties are in the midst of discovery. The Company believes that the suit is without merit and intends to continue to defend itself vigorously in this litigation. However, if Mr. Siegler prevails in this litigation and is awarded damages in accordance with the formula described above, such judgment would have a material adverse effect on the Company's operating results and financial condition.

     On July 10, 1997, the Company filed a complaint against Sheldon Drobny; Howard L. "Buzz" Simons, joint tenant with Aric and Corey Simons; Aaron Fischer; Stewart Shiman; Sharon D. Gonsky, d/b/a SDG Associates; Gregg Rosenberg; Stacey Rosenberg; Merrill Weber & Co., Inc.; Drobny/Fischer Partnership, an Illinois general partnership; and Rueben Rosenberg (collectively, the "Borrowers"), and Paradigm Venture Investors, L.L.C. (the "Guarantor") in the Circuit Court of Cook County, Illinois, County Department, Law Division. The complaint seeks to enforce the terms of loans made to the Borrowers by the Company and evidenced by promissory notes dated December 12, 1996, in the aggregate principal amount of $698,508 and the guarantee by the Guarantor of the Borrowers' obligations under these promissory notes. The Borrowers' notes were issued to the Company in connection with the Borrowers' exercise of warrants to purchase shares of the Company's common stock (the "Common Stock") in December 1996.

     On September 30, 1997, the Borrowers and the Guarantor responded to the Company's complaint and filed a counterclaim alleging that they exercised the warrants in reliance on the Company's alleged fraudulent representations to one of the Borrowers concerning a third-party's future underwriting of a secondary public offering of the Common Stock. The counterclaim sought an amount of damages which the Borrowers allege "cannot currently be determined." On October 21, 1997, the Company filed a motion to strike the Borrowers' fraud defense and dismiss their counterclaim.

     Following the submission of briefs, the court granted the Company's motion to dismiss at a hearing on December 10, 1997. On January 14, 1998, the Borrowers filed amended defenses and counterclaims based on substantially similar allegations of supposed fraud by the Company. The Company regards the amended fraud claim as without factual or legal merit and the Company intends to vigorously pursue this litigation. Accordingly, on January 29, 1998, the Company filed a motion to strike the Borrowers' amended fraud defense and dismiss their amended counterclaims. Following the submission of briefs, the court scheduled a hearing on the Company's motion for April 2, 1998.

     On November 21, 1997, a stockholder, Sheldon Drobny, sued the Company and seven of its former or current directors: Edward W. Laves, Leonard A. Batterson, Paul G. Yovovich, Peter S. Fuss, Steven Lazarus, Tom L. Powers and Ora E. Smith (collectively, the "Directors") in the Circuit Court of Cook County, Illinois, County Department, Law Division. The complaint alleged that the Directors breached their duties of loyalty and due care to Mr. Drobny by selecting financing for the Company in June 1997 which supposedly entrenched the Directors, eroded the Common Stock price and diluted Mr. Drobny's equity in the Company. Mr. Drobny's complaint sought an unspecified amount of compensatory damages in excess of $50,000.

     The Company and the Directors regard the suit as without factual or legal merit. Accordingly, on January 16, 1998, the Company and the Directors filed a motion to dismiss Mr. Drobny's complaint. The motion presented arguments that Mr. Drobny's claims are barred by the business judgment rule, Mr. Drobny lacks standing to assert his claims against the Directors and the complaint has various technical pleading defects. To date, Mr. Drobny has not responded to the Company's and the Directors' motion to dismiss. Instead, Mr. Drobny filed a motion seeking voluntary dismissal of his complaint on February 25, 1998.
Mr. Drobny's motion alleges that he "wishes to become part of the class action" filed by Mr. Lipman (as described below), "instead of prosecuting [his] separate but parallel case." On March 11, 1998, the court continued Mr. Drobny's motion for voluntary dismissal and then scheduled a further hearing on that motion for May 1, 1998.

     On January 6, 1998, Jerome H. Lipman, individually and on behalf of all others similarly situated, filed a complaint against the Company and eight of its former or current directors: Leonard A. Batterson, Michael J. Friduss, Peter S. Fuss, Edward W. Laves, Steven Lazarus, Tom L. Powers, Ora E. Smith and Paul G. Yovovich (collectively, the "Board") in the Circuit Court of Cook County, Illinois, County Department, Chancery Division. The complaint alleged that the Board breached its duty of loyalty and due care to the putative class of stockholders by selecting financing for the Company in June 1997 which supposedly entrenched the Board and reduced the Common Stock price. The complaint also alleged that the Board breached its duty of disclosure by not informing the stockholders that the selected financing would erode the Common Stock price. Mr. Lipman's complaint sought certification of a class consisting of all owners of the Company's Common Stock during the period from June 6, 1997 through November 21, 1997, excluding the Board and Sheldon Drobny. The complaint also seeks an unspecified amount of compensatory and punitive damages, and attorneys' fees.

     The Company and the Board regard the suit as without factual or legal merit. Accordingly, on February 17, 1998, the Company and the Board filed a motion to dismiss Mr. Lipman's complaint. The motion presented arguments that the claims of Mr. Lipman and the putative class are barred by the business judgment rule and the plaintiff's failure to fulfill the legal prerequisites for filing an action against the Board. Following the completion and filing of briefs, the Company's and the Board's motion to dismiss will be decided at a hearing scheduled by the court for May 1, 1998.

     On March 16, 1998, Mr. Lipman filed a motion seeking both to amend his proposed putative class to include Mr. Drobny and to certify the class. That motion is set for an initial hearing on March 30, 1998, at which time the court may schedule further proceedings on Mr. Lipman's motion to amend and certify the proposed putative class.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1997.








                    [THIS SPACE IS INTENTIONALLY LEFT BLANK]

                                   PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock has been traded on the Nasdaq National Market under the symbol ISCO since the Company's initial public offering on October 26, 1993. The following table sets forth for the periods indicated the range of high and low closing sale prices for the Common Stock:


                                       HIGH    LOW
FISCAL YEAR ENDING DECEMBER 31, 1996
 First Quarter......................  $34.00  $15.50
 Second Quarter.....................  $27.25  $19.75
 Third Quarter......................  $27.25  $15.75
 Fourth Quarter.....................  $22.25  $14.75
FISCAL YEAR ENDING DECEMBER 31, 1997
 First Quarter......................  $18.24  $15.48
 Second Quarter.....................  $12.40  $ 8.00
 Third Quarter......................  $ 9.48  $ 7.24
 Fourth Quarter.....................  $ 3.32  $ 1.24


     On March 27, 1998, the last reported sale price for the Common Stock was $1.40625 and there were approximately 278 holders of record of the Common Stock.

     The Company has never paid cash dividends on its Common Stock and the Company does not expect to pay any dividends on its Common Stock in the foreseeable future. Dividends on the Company's outstanding shares of Series B Convertible Preferred Stock ("Series B Stock"), Series C Convertible Preferred Stock ("Series C Stock") and Series G Convertible Preferred Stock ("Series G Stock") are payable at the rate of 5% per annum and are payable in cash or shares of Common Stock at the Company's option. To date, all dividends paid by the Company on its Series B Stock, Series C Stock and Series G Stock have been in the form of shares of Common Stock. As of March 23, 1998, the Company's Series B Stock is no longer outstanding. While the Series C or Series G Stock is outstanding, the Company is limited in its ability to pay dividends on Common Stock.

     On October 29, 1997, the Company issued 290 additional shares of Series C Stock to Southbrook International Investments, Ltd. ("Southbrook"), 10 shares of Series C Stock to Brown Simpson Strategic Growth Fund, L.P. ("Brown Simpson"), and 350 shares of Series G Stock to each of Elliott Associates, L.P. and Westgate International, L.P. for $5,000 per share, or a total of $5 million. Dividends on the Series C Stock and Series G Stock are payable at the rate of 5% per annum and are payable in cash or shares of Common Stock at the option of the Company. The Series C Stock and Series G Stock are convertible into Common Stock at a conversion price equal to the lesser of (a) $8.05 or (b) 101% of the average of the lowest per share market value for the five consecutive trading days during the 60 trading days immediately preceding the date of conversion. This conversion ratio is subject to adjustment.

     The sales of the Series C Stock and Series G Stock were exempt from the registration requirements of the Securities Act of 1933, as amended (the "Act"), pursuant to Section 4 (2) of the Act and/or Regulation D promulgated thereunder as transactions by an issuer not involving a public offering, in that the transactions involved the issuance and sale by the Company of its securities to financially sophisticated institutions, which represented that they were aware of the Company's activities and business and financial condition, and which represented that they acquired such securities for investment purposes for their own accounts and not for distribution. All certificates representing the Series C Stock and Series G Stock have been legended. The Company registered for resale under the Act the shares of Common Stock into which the Series C Stock and Series G Stock issued on October 29, 1997 are convertible, which registration statement was declared effective by the Securities and Exchange Commission on December 19, 1997.

     As of March 27, 1998, (i) all 600 shares of Series B Stock (including dividends accrued thereon) were converted into an aggregate of 1,100,462 shares of Common Stock, (ii) 495 shares of Series C Stock, (including dividends accrued thereon), including all shares of Series C Stock held by Brown Simpson, were converted into an aggregate of 2,177,127 shares of Common Stock and (iii) 568 shares of Series G stock (including dividends accrued thereon) were converted into an aggregate of 2,901,290 shares of Common Stock.

ITEM 6.   SELECTED FINANCIAL DATA

     The following table presents selected financial data with respect to the Company as of and for the years ended December 31, 1993, 1994, 1995, 1996 and 1997. The selected financial data for each of the years in the five-year period ended December 31, 1997 have been derived from the audited financial statements of the Company. The information set forth below should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations", and the financial statements, related notes and other financial information included elsewhere in this Form 10-K.


                                                                                YEAR ENDED DECEMBER 31,
                                               -----------------------------------------------------------------------------------
                                                   1993                1994               1995             1996           1997
                                               -----------       -------------        -----------     ------------   -------------
STATEMENT OF OPERATIONS DATA:
 Revenues.................................     $   251,977       $     208,168        $    27,830     $    209,822   $   1,038,134
 Costs and expenses:
  Cost of revenues........................         234,191             194,098             19,286           49,534       4,401,077
  Research and development................         608,373           1,962,678          4,554,946        6,422,921       4,132,019
  Selling and marketing...................          48,587             454,968            469,600        1,834,640       1,918,044
  General and administrative..............       1,102,576           2,199,597          2,763,615        3,290,810       2,772,274
                                               -----------       -------------        -----------     ------------   -------------
                                                (1,741,750)         (4,603,173)        (7,779,617)     (11,388,083)    (12,185,280)
 Other income (expense):
  Investment income.......................         102,260             496,392            487,543          503,911         254,781
  Interest expense........................         (10,136)             (8,582)           (39,600)         (29,602)        (17,969)
                                               -----------       -------------        -----------     ------------   -------------
                                                    92,124             487,810            447,943          474,309         236,812
                                               -----------       -------------        -----------     ------------   -------------
Net loss .................................     $(1,649,626)      $  (4,115,363)       $(7,331,674)    $(10,913,774)  $ (11,948,468)
                                               ===========       =============        ===========     ============   =============
Preferred Stock dividends.................               -                   -                  -                -        (143,302)
Net loss plus Preferred Stock dividends...     $(1,649,626)      $  (4,115,363)       $(7,331,674)    $(10,913,774)  $( 12,091,770)
                                               ===========       =============        ===========     ============   =============
Basic and diluted loss per common share...                       $       (1.15)       $     (2.01)    $      (2.41)        $ (2.34)
Weighted average number of
 common shares outstanding................                           3,578,485          3,641,196        4,536,034       5,156,663


                                                                                          DECEMBER 31,
                                               -----------------------------------------------------------------------------------
                                                   1993               1994                1995            1996            1997
                                               -----------       -------------        -----------     ------------   -------------
BALANCE SHEET  DATA:
Cash and cash equivalents.................     $16,739,861       $      90,362        $   953,093     $  5,188,047   $   2,766,886
Working capital...........................      16,597,042           9,806,670          5,458,474        5,207,923       4,668,982
Total assets..............................      17,632,020          14,732,501         11,105,766       13,388,496      11,534,309
Long-term debt/capital lease
 obligations, less current portion........          47,971               8,355            509,079           91,618          13,541
Stockholders' equity......................      16,843,855          12,821,746          9,185,379       11,520,128      10,046,569



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The information contained in this Form 10-K contains forward-looking statements which involve certain risks, uncertainties and contingencies which could cause the Company's actual results, performance or achievements to differ materially from those expressed, or implied, by such statements. See the italicized introductory language in "Item 1. Business."

     The Company was founded in 1989 by ARCH Development Corporation, an affiliate of The University of Chicago, to commercialize superconducting
technologies developed initially at Argonne.   The Company  uses its patented
and proprietary HTS materials technologies to develop and manufacture RF front-end products designed to enhance the quality, capacity, coverage and flexibility of cellular, PCS and other wireless telephony services. The Company has incurred cumulative losses of $38,310,030 from inception to December 31, 1997.

     During the second half of 1996, the Company made the first commercial sales of its RF filter products. The Company continued to sell its RF filter products during 1997 and into 1998. Product revenues in 1997 were derived from commercial sales of the Company's RF front-end products. The Company expects sales of its RF front-end products to continue to increase in 1998.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1997 AND 1996

     The Company's net revenues increased $828,312 from $209,822 in 1996 to $1,038,134 in 1997, as a result of increased sales of the Company's RF front-end products. Net revenues from product sales represent gross product shipments less reserves for potential returns. Such reserves are based on the Company's historical product return rates. A government contract accounted for $53,122 of the Company's net revenues in 1996, while all of the net revenues in 1997 were from commercial product sales. The Company has concentrated its efforts on its commercial product development programs and does not expect revenues to increase dramatically unless and until it ships a significant amount of its commercial products.

     Cost of revenue was $4,401,077 for the year ended 1997, as compared to $49,534 for the year ended 1996. The cost of revenue for 1997 consisted of direct material, labor and overhead costs associated with the products that were shipped during the year, plus approximately $529,000 of costs which consist primarily of allocated overhead costs, incurred to produce units in ending finished goods inventory that exceed net realizable value. With the recent introduction of the SpectrumMaster(R) Ultra product into the Company's product line, management has determined that there is little marketability for an early SpectrumMaster(R) filter product model. Management has decided, therefore, to write down the costs associated with this early SpectrumMaster(R) inventory. Consequently, a total of $309,000 has been charged to cost of revenue in the fourth quarter of 1997. The cost of revenue for the year ended 1996 consisted primarily of research and development, material and overhead expenses associated with a government contract. Due to low utilization levels and excess capacity in the Company's manufacturing facility, cost of revenue exceeded total revenue for the year ending 1997. The Company expects the cost of revenues to exceed net revenues until it manufactures and ships a significantly higher amount of its commercial products.

     The Company's internally funded research and development expenses decreased $2,290,902 from $6,422,921 in 1996 to $4,132,019 in 1997. Research and development costs were reduced during 1997, as compared to 1996, primarily due to the initiation of full-scale manufacturing activities during 1997. Costs associated with manufacturing activities during 1997 were recorded as manufacturing overhead expenses and were charged as cost of revenue. Costs associated with the development of manufacturing activities and processes during 1996 were recorded as research and development expenses during that period. Additional reductions of research and development costs in 1977 as compared to 1996 are due to reductions in personnel, materials and other operating costs. The

Company expects to continue reducing its research and development expenses during 1998.

     Selling and marketing expenses increased to   $1,918,044 in 1997 from
$1,834,640 in 1996. This increase was due to the addition of sales personnel and expanded product marketing and advertising efforts. The increase was partially offset by reduced consulting costs during 1997.

     General and administrative expenses decreased $518,536 from $3,290,810 in 1996, to $2,772,274 in 1997. The decrease in the general and administrative expenses was due primarily to lower administrative personnel, consultant and legal expenses during 1997 as compared to 1996.

     Other income, which consisted of investment income, decreased $249,130 from $503,911 in 1996 to $254,781 in 1997. This decrease was due to a lower average investment portfolio during the year.

     Other expenses, which included interest expense on long-term debt, decreased $11,633 from $29,602 in 1996, to $17,969 in 1997. The decrease is primarily due to a lower average outstanding debt balance during 1997.

YEARS ENDED DECEMBER 31, 1996 AND 1995

     The Company's revenues increased in 1996 to $209,822 from $27,830 in 1995, primarily as a result of sales of the Company's RF filter products. A government research and development contract begun during the fourth quarter of 1995 generated $53,122 in revenues in 1996.

     Cost of government contract revenue was $49,534 in 1996, as compared to $19,286 for 1995. The increase of these costs resulted from increased activity under government contracts. Costs associated with RF filter products sales during 1996 were associated with development stage production and were reflected as research and development expenses.

     The Company's internally funded research and development expenses for 1996 were $6,422,921 compared to $4,554,946 for 1995. The Company incurred increased expenditures to expand its RF filter product lines, develop and implement its manufacturing processes and also to conduct advanced research and development activities. These expenditures consisted primarily of personnel costs, materials and supplies expenses and costs associated with the Company's product sales. Under the terms of a government contract entered into in March 1993 and amended in March 1994 and March 1995, the U.S. Government agreed to share costs of certain of the Company's research and development efforts. This contract was completed in March 1996. Funding of $200,445 for 1996 was offset against the related research and development costs, as compared to $649,660 for 1995.

     Selling and marketing expenses for 1996 were $1,834,640, as compared to $469,600 for 1995. This increase was attributable to the addition of sales, marketing and field service personnel, increases in expenditures to conduct customer field trials and expansion of product marketing and advertising efforts.

     General and administrative expenses for 1996 were $3,290,810, as compared to $2,763,615 for 1995. This increase was attributable to increased administrative expense necessary to support growth in Company personnel and increased outside service provider costs.

     Investment income for 1996 increased to $503,911 in 1996 from $487,543 in 1995. This increase was primarily due to a larger average investment portfolio during 1996 which was attributable primarily to the Company's private placement completed in February 1996.

     Interest expense decreased to $29,602 from $39,600 in 1995 primarily due to a lower average debt balance outstanding in 1996 as compared to 1995.


IMPACT OF YEAR 2000
     Based on a recent assessment, the Company has determined that it will require very little modification to its software to comply with Year 2000 transition requirements. Most of the software used by the Company in operational applications has been acquired within the past 18 months and such software already addresses Year 2000 issues. The Company expects to complete any other modifications that may be necessary by December 31, 1998, which is prior to any anticipated impact to the Company's operating systems. The Company realizes, however, that the failure by it or those with which it transacts business to address the Year 2000 issue could adversely affect the Company.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1997, the Company's cash, cash equivalents and investments, including certain restricted investments, were $3,647,000, reflecting a decrease of $2,391,000 from $6,038,000 at December 31, 1996.

     During 1995 and 1996, the Company financed a portion of its leasehold improvements and capital equipment additions through various borrowings approximating $743,000, of which $92,000 was outstanding at December 31, 1997. This remaining balance is due in monthly installments through May 1999 and bears interest at 8.5% per annum. Approximately $699,000 in principal amount of promissory notes, plus approximately $87,000 of accrued interest thereon, from certain stockholders is outstanding as of March 23, 1998. This receivable was due on April 30, 1997. The Company has filed a lawsuit to collect on the outstanding balance, but there can be no assurance when and if such promissory notes will be repaid. (See "Item 3. Legal Proceedings").

     The Company to date has generated limited revenues from product sales. The continuing development of and expansion in sales of the Company's RF filter product lines will require continued commitment of substantial funds to undertake continued product development and manufacturing activities and to market and sell its RF front-end products. The actual amount of the Company's future funding requirements will depend on many factors, including: the amount and timing of future revenues, the level of product marketing and sales efforts to support the Company's commercialization plans, the magnitude of its research and product development programs, the cost of additional plant and equipment for manufacturing and the costs involved in protecting the Company's patents or other intellectual property. As a result of its funding requirements, on June 6, 1997, the Company entered into a Preferred Stock Purchase Agreement for up to an aggregate of $15 million, which is available in up to five tranches (two of which have been received to date). Under this Preferred Stock Purchase Agreement, (i) on June 6, 1997 the Company issued 600 shares of Series B Stock for $3 million; and (ii) on August 29, 1997 and October 29, 1997 the Company issued an aggregate of 600 shares of Series C Stock for a total of $3 million. Cumulative dividends, which are payable in cash or Common Stock, accrued at the rate of 5% per annum on outstanding Series B Stock and Series C Stock from their respective dates of issuance through December 31, 1997 were $113,096. Also, as a result of its funding requirements, on October 29, 1997, the Company entered into another Preferred Stock Purchase Agreement whereby it issued an aggregate of 700 shares of Series G Stock for $3.5 million. The Series G Stock also accrues dividends, which are payable in cash or Common Stock, at the rate of 5% per annum and from its date of issuance through December 31, 1997, cumulative accrued dividends on the Series G Stock equaled $30,206. (See "Item
5. Market for Registrant's Common Equity and Related Stockholder Matters".)

     Without consideration of further proceeds from financings, the Company believes that its available cash, cash equivalents and investments are sufficient to finance the Company's current operating plans through the end of May 1998. Pursuant to the June 6, 1997 Preferred Stock Purchase Agreement, the Company has the option to issue up to $9 million of additional convertible preferred stock in up to three additional tranches, if certain conditions, including, without limitation, maintaining certain price levels for its Common Stock, are satisfied by the Company, or waived by the purchaser. The Company does not currently expect to issue any additional convertible preferred stock under the June 6, 1997 Preferred Stock Purchase Agreement. The Company is actively seeking financing in order to obtain working capital to continue its operations according to its current operating plan and is currently contemplating several proposals from third parties relating to a near-term equity financing. Although there can be no assurance as to the structure of such financing, the Company currently expects to issue shares of Common Stock, or securities which are convertible into shares of Common Stock at a fixed conversion price.

     The Company has called a Special Meeting of Stockholders to be held on April 22, 1998 to approve an amendment to the Company's Certificate of Incorporation, as amended, to increase the Company's authorized capital stock and the number of authorized shares of Common Stock. If the Company's stockholders fail to approve the proposed amendment to the Certificate of Incorporation, the Company will be limited in its ability to act promptly with respect to potential financing opportunities which are presented to it. If the Company cannot obtain adequate funds when needed, the Company may be required to delay, scale-back or eliminate the manufacturing, marketing or sales of one or more of its products or some of all of its research and development programs. Inadequate funding also could impair the Company's ability to compete in the marketplace. In particular, if the Company is unable to secure adequate financing by early May 1998, it will have to begin substantially reducing its operating plans in order to continue operations.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information in response to this item is incorporated by reference from the "Election of Directors", "Executive Officers", and "Section 16(a) Beneficial Ownership Compliance" sections of the Company's Definitive Proxy Statement to be filed with Securities and Exchange Commission in connection with the Company's 1998 Annual Meeting of Stockholders, scheduled to be held on June 11, 1998 (the "1998 Proxy Statement").

ITEM 11.  EXECUTIVE COMPENSATION

     Information in response to this item is incorporated by reference from the section of the 1998 Proxy Statement captioned "Executive Compensation and Certain Transactions."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information in response to this item is incorporated by reference from the section of the 1998 Proxy Statement captioned "Security Ownership of Management and Principal Stockholders."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information in response to this item is incorporated by reference from the section of the 1998 Proxy Statement captioned "Executive Compensation and Certain Transactions."


                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Form 10-K:

      1. The following financial statements of the Company, with the report of independent auditors, are filed as part of this Form 10-K:

           Report of Independent Auditors

           Balance Sheets as of December 31, 1997 and 1996

           Statements of Operations for the Years Ended December 31, 1997,
             1996, and 1995
           Statements of Stockholders' Equity for the Years
             Ended December 31, 1997, 1996, and 1995
           Statements of Cash Flows for the Years Ended December 31,
             1997, 1996 and 1995
           Notes to Financial Statements

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

   4.6 Convertible Preferred Stock Purchase Agreement dated as of June 6, 1997, by and between the Company and Southbrook International Investments, Ltd., incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-3 dated June 23, 1997, Reg No. 333-29797 ("June S-3").

   4.7 Registration Rights Agreement dated as of June 6, 1997, by and between the Company and Southbrook International Investments, Ltd., incorporated by reference to Exhibit 4.5 to June S-3.

   4.8 Warrant dated June 6, 1997 issued to Southbrook International Investments, Ltd., incorporated by reference to Exhibit 4.5 to June S-3.

   4.9 Certificate of Designation, Preferences and Rights relating to the Company's Series C Convertible Preferred Stock, incorporated by reference to Exhibit 4.9 to the Company's Registration Statement on Form S-3 dated September 22, 1997, Reg. No. 333-36089.

   4.10 Certificate of Designation, Preferences and Rights relating to the Company's Series G Convertible Preferred Stock, incorporated by reference to Exhibit 4.8 to the Company's Registration Statement on Form S-3 dated December 8, 1997, Reg. No. 333-41731 ("December S-3").

   4.11  Convertible Preferred Stock Purchase Agreement dated as of October
         29, 1997, by and between the Company and Elliott Associates, L.P. and Westgate International, L.P., incorporated by reference to Exhibit 4.9 to December S-3.

   4.12 Registration Rights Agreement dated as of October 29, 1997, by and between the Company and Elliott Associates, L.P. and Westgate International, L.P., incorporated by reference to Exhibit 4.10 to December S-3.


   4.13 Agreement dated as of October 29, 1997, by and between the Company and Brown Simpson Strategic Growth Fund, L.P. and Southbrook International Investments, Ltd., incorporated by reference to Exhibit
         4.11 to December S-3.


   10.1 The Company's 1993 Amended and Restated Stock Option Plan, incorporated by reference to Exhibit B to the Company's Proxy Statement filed May 6, 1997.*

   10.2  Directors Indemnification Agreement, incorporated by reference to
         Exhibit 10.2 to the IPO Registration Statement.

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

   10.16 Employment Agreement dated July 7, 1997 between the Company and Stephen G. Wasko.*

   10.17 Employment Agreement dated July 7, 1997 between the Company and Edward W. Laves, Ph.D.*

   10.18 Employment Agreement dated July 7, 1997 between the Company and Ora E. Smith.*

   10.19 Single-Tenant Industrial building Lease between Teachers'
         Retirement System of the State of Illinois, landlord, and Illinois Superconductor Corporation, tenant, dated June 24, 1994, Incorporated by reference to Exhibit 10.1 to the Form 10-Q for the period ending June 30, 1994.

   23.   Consent of Ernst & Young LLP

   27.   Financial Data Schedule

__________________

* Management contract or compensatory plan or arrangement required to be filed as an exhibit on this Form 10-K.

(b)  Reports on Form 8-K:


     The Company filed a Current Report on Form 8-K dated October 31, 1997, reporting Items 5 and 7.

                                       Financial Statements


                                    Illinois Superconductor Corporation


                                 Years ended December 31, 1997, 1996, and 1995
                                   with Report of Independent Auditors

                     Illinois Superconductor Corporation

                            Financial Statements


                Years ended December 31, 1997, 1996, and 1995

                                  CONTENTS

Report of Independent Auditors........................................... 1

Financial Statements

Balance Sheets as of December 31, 1997 and 1996.......................... 2

Statements of Operations for the Years Ended December
 31, 1997, 1996, and 1995................................................ 4

Statements of Stockholders' Equity for the Years Ended
 December 31, 1997, 1996, and 1995....................................... 5

Statements of Cash Flows for the Years Ended
 December 31, 1997, 1996, and 1995 ...................................... 6

Notes to Financial Statements............................................ 7

                       Report of Independent Auditors

The Board of Directors
Illinois Superconductor Corporation

We have audited the accompanying balance sheets of Illinois Superconductor Corporation as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Illinois Superconductor Corporation at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that Illinois Superconductor Corporation will continue as a going concern. As more fully described in Note 3, Illinois Superconductor Corporation has incurred ongoing operating losses and does not currently have financing commitments in place to meet expected cash requirements through 1998. These conditions raise substantial doubt about Illinois Superconductor Corporation's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                                /s/ Ernst & Young LLP
Chicago, Illinois

February 27, 1998

                     Illinois Superconductor Corporation



                               Balance Sheets

                                                         DECEMBER 31
                                                     1997            1996
                                                  --------------------------

ASSETS
Current assets:
 Cash and cash equivalents                       $2,766,886       $5,188,047
 Investments                                        500,313          500,3l3
 Inventories                                      1,726,141          653,696
 Accounts receivable, net of allowance
  for doubtful accounts of $68,775 at
  December 31, l997                                 586,501          130,752
 Prepaid expenses and other                         471,928          436,052
                                                  --------------------------
Total current assets                              6,051,769        6,908,860


Property and equipment:
 Leasehold improvements                           4,215,011        4,172,694
 Lab equipment                                    1,689,381        1,606,594
 Manufacturing equipment                            945,081          864,059
 Office equipment                                   709,324          626,029
 Furniture and fixtures                             618,496          593,961
                                                  --------------------------
                                                  8,177,293        7,863,337
 Less: Accumulated depreciation                  (3,654,239)      (2,120,533)
                                                  --------------------------
                                                  4,523,054        5,742,804

Restricted certificates of deposit                  380,000          350,000
Patents and trademarks, net                         579,486          386,832





                                                ----------------------------
 Total assets                                   $11,534,309      $13,388,496
                                                ============================

See notes to financial statements

                     Illinois Superconductor Corporation


                                                                             DECEMBER 31
                                                                         1997          1996
                                                                    -----------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                   $   717,425      $ 1,126,009
 Accrued liabilities                                                    587,285          494,507
 Current portion of long-term debt                                       78,077           80,421
                                                                    -----------------------------
Total current liabilities                                             1,382,787        1,700,937

Long-term debt, less current portion                                     13,541           91,618
Deferred occupancy costs                                                 91,412           75,813

Stockholders' equity:
 Capital stock:
  Preferred stock:
    Series B Convertible Preferred Stock at liquidation
     value; 95 shares issued and outstanding at
     December 31, 1997 (none at December 31, 1996)                      488,534               --
    Series C Convertible Preferred Stock at liquidation
     value; 600 shares issued and outstanding at
     December 31, 1997 (none at December 31, 1996)                    3,038,424               --
    Series G Convertible Preferred Stock at liquidation
     value; 700 shares issued and outstanding at
     December 31, 1997 (none at December 31, 1996)                    3,530,206               --
    Common stock ($.001 par value); 15,000,000 shares
     authorized and 6,001,925 and 5,023,352 shares
     issued and outstanding at December 31, 1997 and
     1996, respectively                                                   6,002            5,023
 Additional paid-in capital                                          41,991,941       39,019,421
 Notes receivable from stockholders                                    (698,508)      (1,142,754)
 Accumulated deficit                                                (38,310,030)     (26,361,562)
                                                                    -----------------------------
Total stockholders' equity                                           10,046,569       11,520,128
                                                                    -----------------------------
Total liabilities and stockholders' equity                          $11,534,309      $13,388,496
                                                                    =============================

See notes to financial statements.
                                                                             3

                      Illinois Superconductor Corporation


                           Statements of Operations


                 Years ended December 31, 1997, 1996, and 1995

                                                          1997                        1996                  1995
                                                     -------------------------------------------------------------
Revenues:
 Product sales                                       $  1,038,134               $    156,700           $     5,998
 Government contracts                                           -                     53,122                21,832
                                                     -------------------------------------------------------------
Total revenues                                          1,038,134                    209,822                27,830

Costs and expenses:
 Cost of product sales                                  4,401,077                          -                     -
 Cost of government contract revenue                            -                     49,534                19,286
 Research and development                               4,132,019                  6,422,921             4,554,946
 Selling and marketing                                  1,918,044                  1,834,640               469,600
 General and administrative                             2,772,274                  3,290,810             2,763,615
                                                     -------------------------------------------------------------
Total costs and expenses                               13,223,414                 11,597,905             7,807,447
                                                     -------------------------------------------------------------
                                                      (12,185,280)               (11,388,083)           (7,779,617)
Other income and (expense):
 Investment income                                        254,781                    503,911               487,543
 Interest expense                                         (17,969)                   (29,602)              (39,600)
                                                     -------------------------------------------------------------
                                                          236,812                    474,309               447,943
                                                     -------------------------------------------------------------
Net loss                                             $(11,948,468)              $(10,913,774)          $(7,331,674)
                                                     =============================================================
Preferred Stock dividends                                (143,302)                         -                     -
                                                     -------------------------------------------------------------
Net loss plus Preferred Stock dividends              $(12,091,770)              $(10,913,774)          $(7,331,674)
                                                     =============================================================

Basic and diluted loss per common share              $     ( 2.34)              $      (2.41)          $     (2.01)
                                                     =============================================================

Weighted average number of common
 shares outstanding                                     5,156,663                  4,536,034             3,641,196
                                                     =============================================================


See notes to financial statements.

                     Illinois Superconductor Corporation

                      Statements of Stockholders' Equity

                Years ended December 31, 1997, 1996, and 1995


                                                     SERIES B CONVERTIBLE  SERIES C CONVERTIBLE  SERIES G CONVERTIBLE
                                                        PREFERRED STOCK     PREFERRED STOCK       PREFERRED STOCK     COMMON STOCK
                                                     -------------------------------------------------------------------------------
                                                       NUMBER OF           NUMBER OF             NUMBER OF          NUMBER OF
                                                         SHARES   AMOUNT    SHARES     AMOUNT     SHARES    AMOUNT   SHARES  AMOUNT
                                                     ===============================================================================
Balance as of December 31, 1994                           -    $       -       -   $        -     -   $        -   3,578,724 $ 3,579
Exercise of stock options; $.184 - $11.25 per share       -            -       -            -     -            -      50,130      50
Exercise of warrants; $1.4679 per share                   -            -       -            -     -            -      13,625      14
Forfeiture of stock options                               -            -       -            -     -            -        -        -
Issuance of Common Stock - Private placement, net of      -            -       -            -     -            -
offering costs; $10.80 per share                          -            -       -            -     -            -     356,473     356
Amortization of deferred compensation                     -            -       -            -     -            -        -        -
Net loss                                                  -            -       -            -     -            -        -        -
                                                     -------------------------------------------------------------------------------
Balance as of December 31, 1995                           -            -       -            -     -            -   3,998,952   3,999

Exercise of stock options; $.184 - $15.25 per share       -            -       -            -     -            -      49,881      50
Exercise of warrants; $1.4679-$13.50 per share            -            -       -            -     -            -     565,993     566
Forfeiture of stock options                               -            -       -            -     -            -        -        -
Issuance of Common Stock - Private placement, net of      -            -       -            -     -            -
offering costs; $21.80 per share                          -            -       -            -     -            -     408,526     408
Amortization of deferred compensation                     -            -       -            -     -            -        -        -
Net loss                                                  -            -       -            -     -            -        -        -
                                                     -------------------------------------------------------------------------------
Balance as of December 31, 1996                           -            -       -            -     -            -   5,023,352   5,023

Exercise of stock options; $.184 - $15.25 per share       -            -       -            -     -            -      17,821      18
Exercise of warrants; $1.4679 - $13.50 per share          -            -       -            -     -            -     138,820     139
Payment of stockholder notes receivable                   -            -       -            -     -            -        -        -
Issuance of Preferred Stock - net of offering costs      600   3,000,000      600   3,000,000    700   3,500,000        -        -
Preferred Stock dividends                                 -       13,534       -       38,424     -       30,206      19,940      20
Conversion of Preferred Stock to Common Stock          (505)  (2,525,000)      -            -     -            -     801,992     802
Net loss                                                  -            -       -            -     -            -        -        -
                                                     -------------------------------------------------------------------------------
Balance as of December 31, 1997                          95    $ 488,534     600   $3,038,424    700  $3,530,206   6,001,925  $6,002
                                                     ===============================================================================


                                                                                             NOTES
                                                         ADDITIONAL                        RECEIVABLE
                                                          PAID-IN         DEFERRED           FROM        ACCUMULATED
                                                          CAPITAL       COMPENSATION      SHAREHOLDERS     DEFICIT        TOTAL
                                                     -----------------------------------------------------------------------------
Balance as of December 31, 1994                        $21,096,412       $(162,131)     $        -    $ (8,116,114)   $ 12,821,746
Exercise of stock options; $.184 - $11.25 per share        105,536               -               -               -         105,586
Exercise of warrants; $1.4679 per share                     19,986               -               -               -          20,000
Forfeiture of stock options                               (132,300)         74,164               -               -         (58,136)
Issuance of Common Stock - Private placement, net of
offering costs; $10.80 per share                         3,580,926               -               -               -       3,581,282
Amortization of deferred compensation                            -          46,575               -               -          46,575
Net loss                                                         -               -               -      (7,331,674)     (7,331,674)
                                                     -----------------------------------------------------------------------------
Balance as of December 31, 1995                         24,670,560          41,392               -     (15,447,788)      9,185,379

Exercise of stock options; $.184 - $15.25 per share        282,903               -               -               -         282,953
Exercise of warrants; $1.4679-$13.50 per share           5,738,150               -      (1,142,754)              -       4,595,962
Forfeiture of stock options                                 (5,438)          5,438               -               -               -
Issuance of Common Stock - Private placement, net of
offering costs; $21.80 per share                         8,333,246               -               -               -       8,333,654
Amortization of deferred compensation                            -          35,954               -               -          35,954
Net loss                                                         -               -               -     (10,913,774)    (10,913,774)
                                                     -----------------------------------------------------------------------------
Balance as of December 31, 1996                         39,019,421               -      (1,142,754)    (26,361,562)     11,520,128

Exercise of stock options; $.184 - $15.25 per share         70,170               -               -               -          70,188
Exercise of warrants; $1.4679 - $13.50 per share           796,908               -               -               -         797,047
Payment of stockholder notes receivable                          -               -         444,246               -         444,246
Issuance of Preferred Stock - net of offering costs       (336,572)              -               -               -       9,163,428
Preferred Stock dividends                                  (82,184)              -               -               -               -
Conversion of Preferred Stock to Common Stock            2,524,198               -               -               -               -
Net loss                                                         -               -               -     (11,948,468)    (11,948,468)
                                                     -----------------------------------------------------------------------------
Balance as of December 31, 1997                        $41,991,941       $       -      $ (698,508)   $(38,310,030)   $ 10,046,569
                                                     =============================================================================


See notes to financial statements

                     Illinois Superconductor Corporation
                           Statements of Cash Flows
                Years ended December 31, 1997, 1996, and 1995




                                                                                       1997           1996           1995
                                                                                   -------------------------------------------
OPERATING ACTIVITIES
Net loss                                                                           $(11,948,468)  $(10,9l3,774)  $(7,331,674)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation                                                                      1,533,705      1,157,561       668,859
    Amortization                                                                          6,994          6,639         7,541
    Loss on disposal of property and equipment                                                -              -           499
    Gain on sale of available-for-sale securities                                             -        (43,171)      (54,065)
    Net amortization of bond premiums                                                         -           (939)      (11,454)
    Payments of patent costs                                                           (199,647)      (156,711)      (97,005)
    Stock compensation expense                                                                -         35,954        46,575
    Cancellation of stock options                                                             -              -       (58,136)

    Changes in operating assets and liabilities:
     Accounts receivable                                                               (455,749)       179,777       (28,936)
     Inventories                                                                     (1,072,445)      (653,696)            -
     Prepaid expenses and other                                                         (35,876)        29,246       306,527
     Accounts payable                                                                  (411,584)       249,640      (818,844)
     Accrued liabilities                                                                 42,778        113,201       252,159
     Deferred occupancy costs                                                            15,599         18,760        18,486
                                                                                   -------------------------------------------
Net cash used in operating activities                                               (12,474,693)    (9,977,513)   (7,099,468)


INVESTING ACTIVITIES
Purchases of available-for-sale securities                                                    -    (30,945,246)   (8,060,495)
Sales of available-for-sale securities                                                        -      2,500,000     4,566,564
Maturities of available-for-sale securities                                                   -     33,072,852     9,002,364
(Increase) decrease in restricted certificates of deposit                               (30,000)       512,500       137,500
Acquisitions of property and equipment                                                 (310,956)    (3,706,588)   (1,888,694)
                                                                                   -------------------------------------------
Net cash provided by (used in) investing activities                                    (340,956)     1,433,518     3,757,239


FINANCING ACTIVITIES
Net proceeds from issuances of preferred stock                                        9,163,428              -             -
Net proceeds from issuances of common stock                                                   -      8,333,654     3,581,282
Exercise of stock options                                                                70,188        282,953       105,586
Exercise of warrants                                                                    797,047      4,595,962        20,000
Payments on stockholder notes receivable                                                444,246              -             -
Proceeds from issuance of long-term debt                                                      -         92,182       650,518
Payments on long-term debt                                                              (80,421)      (525,802)      (44,859)
Payments on capital lease obligations                                                         -              -      (107,567)
                                                                                   -------------------------------------------
Net cash provided by financing activities                                            10,394,488     12,778,949     4,204,960
                                                                                   -------------------------------------------
Increase (decrease) in cash and cash equivalents                                     (2,421,161)     4,234,954       862,731
Cash and cash equivalents at beginning of period                                      5,188,047        953,093        90,362
                                                                                   -------------------------------------------
Cash and cash equivalents at end of period                                         $  2,766,886   $  5,188,047   $   953,093
                                                                                   ===========================================

Supplemental cash flow information:
Cash paid for interest                                                             $     17,969   $     29,602   $    39,600
                                                                                   ===========================================
Capital leases                                                                     $          -   $          -   $    59,739
                                                                                   ===========================================

See notes to financial statements

                     Illinois Superconductor Corporation
                        Notes to Financial Statements


1. DESCRIPTION OF BUSINESS

Illinois Superconductor Corporation (Company) was founded in 1989 by ARCH Development Corporation ("ARCH"), an affiliate of The University of Chicago, to commercialize superconducting technologies developed initially at Argonne National Laboratory. The Company uses its patented and proprietary high-temperature superconducting materials technologies to develop and manufacture radio frequency front-end products designed to enhance the quality, capacity, coverage and flexibility of cellular, PCS and other wireless telephony services located primarily in the United States. In prior years, the Company was in the developmental stage.

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

Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. All of the Company's investments are classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for -sale securities are included in investment income.

                     Illinois Superconductor Corporation
                  Notes to Financial Statements (continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income.

INVENTORIES

Inventories are stated at the lower of cost (determined on a first in, first out basis) or market.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, less accumulated depreciation, and are depreciated over the estimated useful lives of the assets using accelerated methods. Leasehold improvements are amortized using the straight-line method over the shorter of the useful life of the asset or the term of the lease. Amortization of leasehold improvements is included in depreciation expense. The useful lives assigned to property and equipment for the purpose of computing book depreciation are as follows:

             Lab equipment                          5 years
             Manufacturing equipment                3 to 5 years
             Office equipment                       3 to 5 years
             Furniture and fixtures                 5 years
             Leasehold improvements                 Life of lease

PATENTS AND TRADEMARKS

Patents and trademarks are recorded at cost and are amortized using the straight-line method over the shorter of their estimated useful lives or 17 years. The recoverability of the carrying values of patents and trademarks is evaluated on an ongoing basis. Patents and trademarks are net of accumulated amortization of $91,230 and $98,223 at December 31, 1997 and 1996, respectively. Capitalized patent costs related to pending patents are $471,933 and $270,779 at December 31, 1997 and 1996, respectively.

INCOME TAXES

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

                     Illinois Superconductor Corporation
                  Notes to Financial Statements (continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION

Revenues from product sales are recognized at the time of shipment.

ADVERTISING COSTS

Advertising costs are charged to expense in the period incurred. Advertising expense for the years ended December 31, 1997, 1996, and 1995 was approximately $176,000, $135,000, and $87,000, respectively.


RESEARCH AND DEVELOPMENT COSTS

Research and development costs related to both present and future products are charged to expense in the period incurred.

NET LOSS PER COMMON SHARE

In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Basic and diluted net loss per common share are computed based upon the weighted-average number of common shares outstanding. Common shares issuable upon the exercise of options and warrants are not included in the per share calculations since the effect of their inclusion would be antidilutive. All earnings per share amounts for all periods have been presented and, where appropriate, restated to conform to the Statement 128 requirements.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                     Illinois Superconductor Corporation
                  Notes to Financial Statements (continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

LONG-LIVED ASSETS

In March 1995, the Financial Accounting Standards Board issued Statement No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of ((FASB 121), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. FASB 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted FASB 121 in the first quarter of 1996. The effect of adoption was not material.

3. GOING CONCERN AND MANAGEMENT'S PLANS

The Company has incurred, and continues to incur, losses from operations and the Company's available resources are not presently sufficient to fund its expected cash requirements through the end of 1998. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company is actively seeking financing to continue its operations under its current operating plan beyond the end of 1998. The Company is currently contemplating several proposals from third parties to provide the resources to execute its business plan in the form of near-term equity financing.

                     Illinois Superconductor Corporation
                  Notes to Financial Statements (continued)

4. INVENTORIES

Inventories consist of the following:


                                                         DECEMBER 31
                                                       1997        1996
                                                   ----------------------
    Raw materials                                  $  704,626    $ 64,524
    Work-in-process                                   345,956     214,172
    Finished product                                  675,559     375,000
                                                   ----------------------
                                                   $1,726,141    $653,696
                                                   ======================

Cost of product sales for the year ending December 31, 1997, includes approximately $529,000 of costs in excess of the net realizable value of finished goods inventory.

5. INVESTMENTS

Investments at December 31, 1997 and 1996 consist of a U.S. government security, due in March 2001, with a cost and fair value of $500,313. During the year ended December 31, 1996, available-for sale debt securities with a fair value at the date of sale of $2,500,000 were sold. The gross realized gains on such sales were $43,171.

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

On February 9, 1996, the board of directors adopted a rights plan (Rights Plan). In conjunction with the adoption of the Rights Plan, the Company has created one series of preferred stock, consisting of 10,000 shares of Series A Junior Participating Preferred Stock (Series A Preferred). Each share of Series A Preferred would entitle the holder to receive dividends equal to 1,000 times the dividends per share declared with respect to the Company's common stock and , in the event of liquidation, such holders would receive a preference of 1,000 times the aggregate amount to be distributed per share to the holders of the Company's common stock. Pursuant to the Rights Plan, a Series A Right is associated with, and trades with, each share of common stock outstanding.

                     Illinois Superconductor Corporation
                  Notes to Financial Statements (continued)

6. CAPITAL STOCK (CONTINUED)

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

On November 14, 1995, the Company completed the private placement and issuance of 356,473 Units, which raised $3,581,282, net of related expenses. Each Unit consists of one share of common stock and one detachable common stock purchase warrant. Each warrant had a term of two years and was exercisable for the purchase of one share of common stock at $13.00 per share. Warrants for 15,700 of these shares were exercised prior to December 23, 1996. The remaining 340,773 of warrants were redeemed by the Company on December 23, 1996. In conjunction with the redemption, the Company

                     Illinois Superconductor Corporation
                  Notes to Financial Statements (continued)

6. CAPITAL STOCK (CONTINUED)

issued 340,773 shares of its common stock in exchange for $3,287,304 in cash plus $1,142,754 of notes. The notes bear interest at 8.25% per annum, were due on April 30, 1997, and are guaranteed by an affiliate of a stockholder. Payments made during 1997 on the notes receivable totaled $444,246. The remaining balance due of $698,508, plus accrued interest of $70,470 at December 31, 1997, is currently being disputed by the issuers and is in litigation
(Note 14).

On February 23, 1996, the Company completed the private placement and issuance of 408,526 shares of its common stock at $21.80 per share. Proceeds, net of related expenses, were $8,333,654.

On June 6, 1997, the Company issued 600 shares of Series B Convertible Preferred Stock(Series B Stock) for $5,000 per share, or $3,000,000. In connection with this sale, the Company issued a warrant to purchase 62,500 shares of Common Stock at $14.8125 per share, expiring on June 6, 2001. On each of August 29, 1997 and October 29, 1997, the Company issued 300 shares of Series C Convertible Preferred Stock (Series C Stock) for $5,000 per share, or $3,000,000 in aggregate. In addition, on October 29, 1997 the Company issued 700 shares of Series G Convertible Preferred Stock (Series G Stock) for $5,000 per share, or $3,500,000. In connection with the sale of Series G Stock, the Company issued warrants to purchase an aggregate of 34,782 shares of Common Stock at $10.0625 per share, expiring on October 29, 2001. Total proceeds from the above issuances, net of related expenses, was $9,163,428. None of the Preferred Stock has voting rights. The Series B Stock is convertible into Common Stock at a conversion price equal to the lessor of (a) $11.85, or (b) 101% of the average of the lowest per share market value for the five consecutive trading days during the 60 trading days immediately preceding the date of conversion. The Series C Stock and Series G Stock are convertible into Common Stock at the conversion price equal to the lesser of (a) $8.05 or (b) 101% of the average of the lowest per share market value for the five consecutive tradings days during the 60 trading days immediately preceding the date of conversion. The conversion ratio is subject to adjustment. Dividends on the Series B, Series C and Series G Convertible Preferred Stock are payable at the rate of 5% per annum, and are payable in cash or shares of Common Stock, at the option of the Company. Accrued Preferred Stock dividends at December 31, 1997 totaled $81,164.

                     Illinois Superconductor Corporation

On November 19, 1997, $1,200,000 (240 shares) of Series B Stock was converted into 259,347 shares of Common Stock. Accrued dividends of $26,958 were also converted into 5,826 shares of Common Stock. On December 2, 1997, $700,000 (140 shares) of Series B Stock was converted into 251,446 shares of Common Stock. Accrued dividends of $16,972 were also converted into 6,096 shares of Common Stock. On December 23, 1997, $625,000 (125 shares) of Series B Stock was converted into 291,199 shares of Common Stock. Accrued dividends of $17,208 were also converted into 8,018 shares of Common Stock.

At December 31, 1997, authorized but unissued shares of common stock have been reserved for future issuance as follows:

Warrants outstanding (Note 7)                         628,687
Options outstanding (Note 7)                          683,333
Conversion of Preferred Stock to Common
 Stock                                              4,021,462
Options reserved for future issuance under the
 1993 Stock Option Plan (Note 7)                    1,034,636
                                                   -----------
                                                    6,368,118
                                                   ===========


7. STOCK OPTIONS AND WARRANTS

On August 19, 1993, the Board of Directors adopted the 1993 Stock Option Plan (the Plan) for employees, consultants, and directors who are not also employees of the Company (outside directors). The maximum number of shares issuable under the Plan, as amended in 1997, is 1,705,000, of which 80,000 are reserved for issuance to outside directors. The Plan is administered by a committee (the "Committee") consisting of two or more outside directors appointed by the board of directors of the Company.

For employees and consultants, the Plan provides for granting of Incentive Stock Options (ISOs) and Nonstatutory Stock Options (NSOs). In the case of ISOs, the exercise price shall not be less than 100% (110% in certain cases) of the fair value of the common stock, as determined by the Committee, on the date of grant. In the case of NSOs, the exercise price shall not be less than 85%
(110% in certain cases) of the fair value of the common stock, as determined by the Committee, on the date of grant. The term of options granted to employees and consultants will be for a period not to exceed 10 years (five years in certain cases). Options granted under the Plan on or before May 31, 1995 generally vest over a five year period (One-fifth of options granted vest after one year from the grant date and the remaining options vest ratably each month thereafter).

                     Illinois Superconductor Corporation
                  Notes to Financial Statements (continued)

7. STOCK OPTIONS AND WARRANTS (CONTINUED)

Options granted under the Plan subsequent to May 31, 1995 generally vest over a four year period (One-fourth of options granted vest after one year from the grant date and the remaining options vest ratably each month thereafter). In addition, the Committee may authorize option grants with vesting provisions that are not based solely on employees' rendering of additional service to the Company.

For outside directors, NSOs only will be granted with an exercise price of 100% of the fair value of the common stock, as determined by the Committee, on the date of grant.

The Plan provides that each outside director will be automatically granted 10,000 NSOs on the date of their initial election to the board of directors. On the date of the annual meeting of the stockholders of the Company each outside director who is elected, reelected, or continues to serve as a director, shall be granted 3,000 NSOs, except for those outside directors who are first elected to the Board of Directors at the meeting or three months prior. The options granted vest ratably over three years and expire after seven years from the grant date.

The Company entered into stock option agreements with certain employees and a consultant prior to the adoption of the Plan. These stock options generally become exercisable over a five-year period, commencing from the date of grant, and expire 10 years from the date of grant. Exercise prices were determined by the Board of Directors and, for options granted through December 31, 1992, represented estimated fair values of the Company's common stock at the grant date.

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

                     Illinois Superconductor Corporation

7. STOCK OPTIONS AND WARRANTS (CONTINUED)

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the years ended December 31, 1997, 1996 and 1995: risk-free interest rate of 6.3%, 6.2% and 6.3%, respectively; a dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of
 .74, .75 and .75, respectively; and expected life of the options of 4.0, 4.1 and 4.1 years, respectively.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                 YEAR ENDED DECEMBER 31
                                            1997         1996          1995
                                       ----------------------------------------

Pro forma net loss                     $(13,063,962) $(11,590,957) $(7,428,018)
Pro forma net loss per common share    $      (2.53) $      (2.56) $     (2.04)


Because FASB 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1999.

                     Illinois Superconductor Corporation

7. STOCK OPTIONS AND WARRANTS (CONTINUED)

The table below summarizes option activity during the three year period ended December 31, 1997:

                                            OPTIONS       EXERCISE PRICE
                                           OUTSTANDING       PER SHARE
Outstanding at December 31, 1994            457,013      $  .184 - 16.25
Granted                                     190,360         6.75 - 19.25
Exercised                                   (50,130)        .184 - 11.25
Forfeited                                   (71,975)        .184 - 15.25
                                            -------
Outstanding at December 31, 1995            525,268         .184 - 19.25
Granted                                     346,907        17.00 - 27.00
Exercised                                   (49,881)        .184 - 15.25
Forfeited                                   (26,036)        .229 - 26.50
                                            -------
Outstanding at December 31, 1996            796,258         .184 - 27.00
Granted                                     121,000         2.00 - 19.00
Exercised                                   (17,821)        .184 - 18.25
Forfeited                                  (216,104)        6.75 - 27.00
                                            -------
Outstanding at December 31, 1997            683,333      $  .184 - 26.50
                                            =======

The weighted-average exercise price of options outstanding at December 31, 1997 and 1996, was $12.92 and $13.40, respectively. The weighted-average exercise price of options granted, exercised, and forfeited during 1997 was $ 13.18, $3.94, and $15.32, respectively. The weighted-average fair value of options granted during 1997, 1996 and 1995, was $7.94, $ 11.35, and $7.08, respectively.


Following is additional information with respect to options outstanding at December 31, 1997:

                                   EXERCISE         EXERCISE           EXERCISE          EXERCISE         EXERCISE
                                  PRICE FROM       PRICE FROM         PRICE FROM        PRICE FROM       PRICE FROM
                                   $0.18 TO         $2.00 TO          $10.125 TO         $15.50 TO        $19.00 TO
                                    $0.23            $9.75              $14.75            $18.50           $26.50

Outstanding at December 31, 1997:
 Number of options                   57,822          142,674            143,129            279,628          60,080
 Weighted-average exercise price      $0.22            $7.49             $10.92             $17.51          $22.35
 Weighted-average remaining
  contractual life in years           $4.98             7.72               6.56               8.51            8.25
Exercisable at December 31, 1997:
 Number of options                   46,650           60,983            101,048            102,136          25,567
 Weighted-average exercise price    $  0.22            $7.32             $10.97             $17.31          $22.33


                     Illinois Superconductor Corporation
                  Notes to Financial Statements (continued)

7. STOCK OPTIONS AND WARRANTS (CONTINUED)

The total number of unvested options outstanding at December 31, 1997 was 346,949, all of which vest based on employees' continued service to the Company.

On January 7, 1998, the Company granted an additional 355,000 options to certain executive officers of the company.

In December 1991 and January 1992, the Company issued common stock purchase warrants for 34,063 and 74,938 shares, respectively, to preferred stockholders in conjunction with short-term loans from the stockholders. These warrants have an exercise price of $1.4679 per share and expire 10 years from the date of issue. Warrants for 19,869, 34,063 and 13,625 of these shares were exercised in 1997, 1996 and 1995, respectively.

In connection with the July 1992 issuance of Series B convertible preferred stock, the Company issued common stock purchase warrants for 213,780 shares to the Series B convertible preferred stockholders. These warrants have an exercise price of $2.29 (71,260 shares), $2.75 (71,260 shares), and $3.21 (71,260 shares)
per share and expire upon the seventh anniversary of issuance. Warrants for 96,437 of these shares (36,107 shares at $2.29 per share, 36,107 shares at $2.75 per share and 24,223 shares at $3.21 per share) were exercised during 1996. Warrants for 54,337 of these shares (17,779 shares at $2.29 per share, 17,779 shares at $2.75 per share, and 18,779 shares at $3.21 per share) were exercised during 1997.

The Company also issued warrants to purchase 470,589 shares of common stock in connection with the July 1993 issuance of Series C preferred stock. The warrants are exercisable at $9.56 per share and expire in November 2000. Warrants for 64,614 and 69,020 of these shares were exercised during 1997 and 1996, respectively.

In conjunction with the Company's initial public offering in October 1993, warrants to purchase an aggregate of 100,000 shares of common stock at an exercise price of $13.50 (120% of the initial public offering price) per share were issued for $100 to the managing underwriter of the initial public offering. The warrants are exercisable through October 26, 1998. Warrants for 10,000 of these shares were exercised during 1996.

As discussed in Note 6, the Company issued warrants to purchase 62,500 shares of common stock on June 6, 1997 in connection with the issuance of Series B Convertible Preferred Stock and warrants to purchase 34,782 shares of common stock on October 29, 1997 in connection with the issuance of Series
G Convertible Preferred Stock.

                     Illinois Superconductor Corporation

8. LONG-TERM DEBT

The Company's long-term debt consists of two equipment financing notes with a bank that mature in October 1998 and May 1999, respectively. The notes bear interest at 8.5% per annum. Payments of principal plus accrued interest are due monthly in arrears. Borrowings are collateralized by the related equipment purchased, which has a carrying value of approximately $110,000 at December
31, 1997. The notes require the Company to maintain a minimum net worth and leverage ratio, as defined. The Company's outstanding obligations under these notes was $91,618 at December 31, 1997, with aggregate debt maturities of $78,077 in 1998, and $13,541 in 1999.

9. INCOME TAXES

The Company has net operating loss and research and development credit carryforwards for tax purposes of approximately $40,027,000 and $881,000, respectively, at December 31, 1997. The net operating loss carryforwards expire in the following years:

  Year                          Amount
------------------------------------------
  2005                         $     7,000
  2006                             638,000
  2007                             974,000
  2008                           1,659,000
  2009                           3,973,000
  2010                           8,199,000
  2011                          12,186,000
  2012                          12,391,000
------------------------------------------
                               $40,027,000
                               ===========

                     Illinois Superconductor Corporation

Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                                    DECEMBER 31
                                                                                1997           1996
                                                                            ---------------------------
Deferred tax assets:
  Net operating loss carryforward                                           $15,210,000    $10,502,000
  Research and development tax credit                                           881,000        624,000
   carryforwards
  Deferred compensation                                                          79,000         94,000
                                                                            --------------------------
Total deferred tax assets                                                    16,171,000     11,220,000

Deferred tax liabilities:
  Patent costs                                                                 (215,000)      (142,000)
  Property and equipment                                                       (130,000)       (68,000)
                                                                            --------------------------
                                                                               (345,000)      (210,000)
                                                                            --------------------------
Net deferred tax assets                                                      15,825,000     11,010,000
Valuation allowance                                                         (15,825,000)   (11,010,000)
                                                                            --------------------------
Net deferred tax assets                                                     $         -   $          -
                                                                            ==========================


The valuation allowance increased during 1997 and 1996 by $4,815,000 and $4,479,000, respectfully, due primarily to the increase in the net operating loss carryforward. Based on the Internal Revenue Code and changes in the ownership of the Company, utilization of the net operating loss carryforwards will be subject to annual limitations.

10. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash equivalents, the restricted certificates of deposit, and the stockholder notes receivable approximates fair value due to the short maturity of those instruments. The fair value of the Company's investments approximates the carrying value based on quoted market prices for those or similar investments. The fair value of the Company's long-term debt approximates the carrying value based on current rates available to the Company for debt with similar remaining maturities.

                     Illinois Superconductor Corporation

11. RESEARCH AND DEVELOPMENT AGREEMENTS

In March 1993, the Company entered into a three-year cost-sharing cooperative agreement with the U.S. government under the Department of Commerce Advanced Technology Program. Funding totaling $200,000 and $650,000 for the years ended December 31, 1996 and 1995, respectively, has been offset against the related research and development expenses.

12. COMMITMENTS

OPERATING LEASES

The Company leases its manufacturing and office space. Under the terms of the lease, which expires October 2004, the Company is responsible for all real estate taxes and operating expenses. The lease provides for a security deposit ($300,000 at December 31, 1997) that is secured by a certificate of deposit owned by the Company.

Future minimum payments under the operating lease consist of the following at December 31, 1997:

                    YEAR                  AMOUNT
                    ----                 -------
                    1998                 227,500
                    1999                 227,500
                    2000                 231,300
                    2001                 249,900
                    2002                 249,900
                    Thereafter           453,700
                                      ----------
                                      $1,639,800
                                      ==========

Rent expense totaled $226,938, $227,334, and $267,991 for the years ended December 3l, 1997, 1996, and 1995, respectively.

                     Illinois Superconductor Corporation
                  Notes to Financial Statements (continued)

12. COMMITMENTS (CONTINUED)

CONSULTING AND RESEARCH AGREEMENTS

During 1994, the Company entered into consulting and research agreements related to the development of certain technology. The consulting agreement requires an annual payment of $50,000 in 1998, while the research agreement provides for annual payments of $140,000 through 1998 with the right to renew for one additional year at the Company's option. The research agreement was amended in 1997 and again in 1998 and expires at the end of 1998, unless renewed at the Company's option.

13. 401(K) PLAN

The Company has a 401(k) plan covering all employees who meet prescribed service requirements. The plan provides for deferred salary contributions by the plan participants and a Company contribution. Company contributions, if any, are at the discretion of the Board of Directors and are not to exceed the amount deductible under applicable income tax laws. No Company contribution was made for the years ended December 31, 1997, 1996, and 1995.

14. LEGAL PROCEEDINGS

In 1996, a stockholder filed a complaint against the Company alleging that, in connection with the Company's private placement of securities in November 1995, the Company breached and repudiated an oral contract with the stockholder for the issuance and sale by the Company of 370,370 shares of the Company's common stock at $10.80 per share, plus warrants (immediately exercisable at $12.96 per share) to purchase an additional 370,370 shares of the Company's common stock. The stockholder is seeking a jury trial and money damages equal to the difference between $8,800,000 (370,370 shares at $10.80 per share and 370,370 shares at $12.96 per share) and 740,740 shares multiplied by the highest price at which the Company's stock traded on the NASDAQ Stock Market between November 20, 1995 and the date of judgment.

                     Illinois Superconductor Corporation

14. LEGAL PROCEEDINGS (CONTINUED)

The Company believes that the suit is without merit and intends to continue to defend itself vigorously in this litigation. As such, the Company believes that the resolution of this matter will not have a material adverse effect on the financial condition or results of operations of the Company.

In July 1997, the Company filed a complaint against a group of Borrowers and a Guarantor to enforce the terms of loans made by the Company to the Borrowers and guaranteed by the Guarantor in the aggregate principal amount of $698,508. The Borrowers' notes were issued to the Company in connection with the Borrowers' exercise of warrants to purchase shares of the Company's common stock in December 1996.

In September 1997, the Borrowers and the Guarantor responded to the Company's complaint and filed a counterclaim alleging that they exercised the warrants in reliance on the Company's alleged fraudulent representations to one of the Borrowers concerning a third-party's future underwriting of a secondary public offering of the Common Stock. The counterclaim sought an amount of damages which the Borrowers allege "cannot currently be determined." The Company regards the fraud claim as without factual or legal merit and the Company intends to vigorously pursue this litigation.

In November 1997, a Stockholder sued the Company and seven of its former or current Directors for breaching their duties of loyalty and due care to the Stockholder by selecting financing for the Company in June 1997 which allegedly entrenched the Directors, eroded the Company's stock price and diluted the Stockholder's equity in the Company. The Stockholder's complaint sought an unspecified amount of compensatory damages in excess of $50,000 . The Company and the Directors regard the suit as without factual or legal merit and intends to defend itself vigorously in this litigation.

In January 1998, a Stockholder, individually and on behalf of all other Stockholders similarly situated, filed a complaint against the Company and eight of its former or current directors. The complaint alleged that the Directors breached their duties of loyalty and due care to the putative class of stockholders by selecting financing for the Company in June 1997 which supposedly entrenched the Directors and reduced the Company's stock price. The complaint also alleged that the Directors breached their duty of disclosure by not informing the stockholders that the selected financing would erode the Company's stock price. The Stockholder's complaint sought certification of a class consisting of all owners of the Company's common stock during the period from June 6, 1997 through November 21, 1997, excluding the Directors and a Stockholder.

                     Illinois Superconductor Corporation
                  Notes to Financial Statements (continued)

14. LEGAL PROCEEDINGS (CONTINUED)

The complaint also seeks an unspecified amount of compensatory and punitive damages, and attorneys' fees. The Company and the Directors regard the suit as without factual or legal merit and intends to continue to defend itself vigorously in this litigation.

15. SUBSEQUENT EVENTS

During the period from January 1, 1998 to March 23, 1998, the following conversions of Preferred stock have taken place. Series B Convertible Preferred Stock of $475,000 (95 shares) has been converted into 270,671 shares of common stock. Accrued dividends of $13,794 were also converted into 7,860 shares of common stock. Series C Convertible Preferred Stock of $2,475,000 (495 shares) has been converted into 2,133,331 shares of common stock. Accrued dividends of $50,885 were also converted into 43,797 shares of common stock. Series G Convertible Preferred Stock of $2,840,000 (568 shares) has been converted into 2,847,404 shares of common stock. Accrued dividends of $53,747 were also converted into 53,888 shares of common stock.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 1998.

                       ILLINOIS SUPERCONDUCTOR CORPORATION


                       By:/s/ EDWARD W. LAVES
                       ----------------------------------
                       Edward W. Laves, Ph.D.
                       President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 31st day of March, 1998.


      SIGNATURE                                  TITLE
/s/ EDWARD W. LAVES    President, Chief Executive Officer (Principal Executive
--------------------   Officer) and a Director
    Edward W. Laves

/s/ STEPHEN G. WASKO   Chief Financial Officer, Treasurer and Secretary
--------------------   (Principal Financial and Accounting Officer)
    Stephen G. Wasko

/s/ PETER  S. FUSS     Director
--------------------
    Peter S. Fuss

/s/ ROBERT D. MITCHUM  Director
---------------------
    Robert D. Mitchum

/s/ STEVEN LAZARUS     Director
--------------------
    Steven Lazarus

/s/ TERRY S. PARKER    Director
---------------------
    Terry S. Parker

/s/ THOMAS L. POWERS   Director
--------------------
    Thomas L. Powers

/s/ ORA E. SMITH       Chairman of the Board and Director
--------------------
    Ora E. Smith

                      ILLINOIS SUPERCONDUCTOR CORPORATION

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                       Balance at                                       Balance at end of
                                                    beginning of year   Additions     Deductions              year
                                                    -----------------   ---------     ----------        -----------------
YEAR ENDED DECEMBER 31, 1997:
 Deducted from asset accounts:
  Valuation allowance on deferred tax assets....       $11,010,000     $4,815,000      $       0           $15,825,000
  Allowance for doutful accounts................       $         0     $   68,775      $       0           $    68,775
YEAR ENDED DECEMBER 31, 1996:
 Deducted from asset accounts:
  Valuation allowance on deferred tax assets....       $ 6,531,000     $4,479,000      $       0           $11,010,000
YEAR ENDED DECEMBER 31, 1995:
 Deducted from asset accounts:
  Valuation allowance on deferred tax assets....       $ 2,894,000     $3,637,000      $       0           $ 6,531,000



                               INDEX TO EXHIBITS




EXHIBIT NUMBER  DESCRIPTION
--------------  -----------
         10.16  Employment Agreement dated July 7, 1997 between the Company and
                Stephen G. Wasko.
         10.17  Employment Agreement dated July 7, 1997 between the Company and
                Edward W. Laves, Ph.D
         10.18  Employment Agreement dated July 7, 1997 between the Company and
                Ora E. Smith
            23  Consent of Ernst & Young LLP
            27  Financial Data Schedule