Form 10-Q
period 1998-03-31
ILLINOIS SUPERCONDUCTOR CORPORATION
filed 1998-05-15
CIK 888693

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


               For the Quarterly Period Ended:  March 31, 1998


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

     As of May 13, 1998 there were outstanding 12,556,773 shares of common stock, par value $.001, of the registrant.

                     ILLINOIS SUPERCONDUCTOR CORPORATION
                         QUARTER ENDED MARCH 31, 1998

                                    INDEX

                                                                                                            PAGE
PART I  -  FINANCIAL INFORMATION

Item 1.  Financial Statements
     Condensed Balance Sheets as of March 31, 1998 (unaudited) and December 31, 1997 ........................ 3

     Condensed Statements Of Operations (unaudited) for the three months ended March 31, 1998 and 1997............................................................................................. 4

     Condensed Statements Of Cash Flows (unaudited) for the three months ended March 31, 1998 and 1997............................................................................................. 5

     Notes To Condensed Financial Statements ................................................................ 6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations .............................................................................. 8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ......................................... 10

PART II  -  OTHER INFORMATION

Item 1.  Legal Proceedings .................................................................................. 10

Item 2.  Changes in Securities and Use of Proceeds .......................................................... 12

Item 3.  Default Upon Senior Securities ..................................................................... 12

Item 4.  Submission of Matters to a Vote of Security Holders ................................................ 12

Item 5.  Other Information .................................................................................. 12

Item 6.  Exhibits and Reports on Form 8-K ................................................................... 12


SIGNATURES .................................................................................................. 13

                        PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                     ILLINOIS SUPERCONDUCTOR CORPORATION
                           CONDENSED BALANCE SHEETS
                     MARCH 31, 1998 AND DECEMBER 31, 1997

                                                                                             MARCH 31,         DECEMBER  31,
                                                                                               1998               1997
                                                                                           -------------       -------------
                                                                                             (UNAUDITED)
ASSETS
Current assets
   Cash and cash equivalents                                                                 $   338,778        $  2,766,886
   Investments                                                                                   500,313             500,313
   Inventories                                                                                 1,555,127           1,726,141
   Accounts receivable, net                                                                      953,947             586,501
   Prepaid expenses and other                                                                    290,828             471,928
                                                                                           -------------       -------------
Total current assets                                                                           3,638,993           6,051,769

Property and equipment, net                                                                    4,306,126           4,523,054

Other assets:
   Restricted certificates of deposit                                                            380,000             380,000
   Patents and trademarks, net                                                                   594,413             579,486
                                                                                           -------------       -------------
                                                                                                 974,413             959,486
                                                                                           -------------       -------------
Total assets                                                                                 $ 8,919,532        $ 11,534,309
                                                                                           =============        ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                          $   574,884        $    717,425
   Accrued liabilities                                                                           313,526             587,285
   Current portion of long-term debt                                                              65,389              78,077
                                                                                           -------------       -------------
Total current liabilities                                                                        953,799           1,382,787

Long term debt, less current portion                                                               5,028              13,541
Deferred occupancy costs                                                                          91,362              91,412

Stockholders' equity:
   Series B Convertible Preferred Stock at liquidation value; 0 and 95 shares issued and
     outstanding at March 31, 1998 and December 31, 1997, respectively                               ---             488,534
   Series C Convertible Preferred Stock at liquidation value; 105 and 600 shares issued and
     outstanding at March 31, 1998 and December 31, 1997, respectively                           536,916           3,038,424
   Series G Convertible Preferred Stock at liquidation value; 52 and 700 shares issued and
     outstanding at March 31, 1998 and December 31, 1997, respectively                           265,490           3,530,206
   Common stock ($.001 par value); 15,000,000 shares authorized and 11,801,774 and
      6,001,925 issued and outstanding at March 31, 1998 and December 31, 1997, respectively      11,802               6,002
   Additional paid-in capital                                                                 48,208,361          41,991,941
   Notes receivable from stockholders                                                           (698,508)           (698,508)
   Accumulated deficit                                                                       (40,454,718)        (38,310,030)
                                                                                           -------------       -------------
Total stockholders' equity                                                                     7,869,343          10,046,569
                                                                                           -------------       -------------
Total liabilities and stockholders' equity                                                   $ 8,919,532        $ 11,534,309
                                                                                           =============       =============

NOTE: The condensed balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


           See Accompanying Notes to Condensed Financial Statements

                     ILLINOIS SUPERCONDUCTOR CORPORATION

                      CONDENSED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)


                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                        ---------------------------------------
                                                            1998                       1997
                                                        ------------               ------------
Net Revenues                                             $   697,169                $   450,000

Costs and expenses:
   Cost of revenues                                        1,045,197                  1,175,757
   Research and development                                  751,040                  1,264,534
   Selling and marketing                                     367,754                    566,502
   General and administrative                                681,217                    658,559
                                                        ------------               ------------
Total costs and expenses                                   2,845,208                  3,665,352
                                                        ------------               ------------
Operating income (loss)                                   (2,148,039)                (3,215,352)

Other income (expense):
   Investment income                                           7,382                     83,014
   Interest expense                                           (4,033)                    (6,428)
                                                        ------------               ------------
                                                               3,349                     76,586
                                                        ------------               ------------
Net loss                                                 $(2,144,690)               $(3,138,766)
                                                        ============               ============

Preferred Stock dividends                                    (61,740)                         -
                                                        ------------               ------------
Net loss plus Preferred Stock dividends                  $(2,206,430)               $(3,138,766)
                                                        ============               ============
Basic and diluted loss per common share                       $(0.29)                    $(0.62)
                                                        ============               ============
Weighted average number of common
shares outstanding                                         7,714,379                  5,023,510
                                                        ============               ============


           See Accompanying Notes to Condensed Financial Statements

                     ILLINOIS SUPERCONDUCTOR CORPORATION
                      CONDENSED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                                                          THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                     -----------------------------
                                                                                         1998             1997
                                                                                     -----------       -----------
OPERATING ACTIVITIES:
Net loss                                                                             $(2,144,690)      $(3,138,766)
Adjustment to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                          233,831           357,245
  Payment of patent costs                                                                (17,387)          (14,101)
  Changes in operating assets and liabilities                                           (431,681)           90,884
                                                                                     -----------       -----------
Net cash used in operating activities                                                 (2,359,927)       (2,704,738)
INVESTING ACTIVITIES:
Acquisitions of property and equipment                                                   (14,443)          (28,372)
                                                                                     -----------       -----------
Net cash used in investing activities                                                    (14,443)          (28,372)
FINANCING ACTIVITIES:
Net proceeds from issuance of preferred  stock                                           (39,896)                -
Net proceeds from issuance of common stock                                                     -            (8,537)
Exercise of stock options                                                                  7,359            14,941
Collection of notes receivable from stockholders                                               -           426,433
Payments on long-term debt                                                               (21,201)          (19,497)
                                                                                     -----------       -----------
Net cash provided by (used in) financing activities                                      (53,738)          413,340
                                                                                     -----------       -----------

Decrease in cash and cash equivalents                                                 (2,428,108)       (2,319,770)
Cash and cash equivalents at beginning of period                                       2,766,886         5,188,047
                                                                                     -----------       -----------
Cash and cash equivalents at end of period                                           $   338,778       $ 2,868,277
                                                                                     ===========       ===========


           See Accompanying Notes to Condensed Financial Statements

                     ILLINOIS SUPERCONDUCTOR CORPORATION

                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in Illinois Superconductor Corporation's annual report on Form 10-K for the year ended December 31, 1997.

NOTE 2 - NET LOSS PER COMMON SHARE

     In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which replaced the calculation for primary and fully diluted earnings per share with basic and diluted earnings per share. Basic and diluted net loss per common share is computed based on the weighted average number of common shares outstanding. Common shares issuable upon the exercise of options and warrants are not included in the per share calculations since the effect of their inclusion would be antidilutive. All the earnings per share amounts for all periods have been presented and, where appropriate, restated to conform to the Statement 128 requirements.

NOTE 3 - COMPREHENSIVE INCOME

     As of January 1, 1998, the Company adopted Financial Accounting Standards Board's Statement No. 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholders' equity.

     During the first quarter of 1998 and 1997, total comprehensive income
(loss) amounted to $(2,144,690) and $(3,138,766), respectively.

NOTE 4 - CAPITAL STOCK

     Through March 31, 1998, $3,000,000 (600 shares) of Series B Convertible Preferred Stock were converted into 1,072,663 shares of Common Stock. Accrued dividends of $74,932 were also converted into 27,800 shares of Common Stock. Through March 31, 1998, $2,475,000 (495 shares) of Series C Convertible Preferred Stock were converted into 2,133,331 shares of Common Stock. Accrued dividends of $50,885 were also converted into 43,797 shares of Common Stock. Through March 31, 1998, $3,240,000 (648 shares) of Series G Convertible Preferred Stock were converted into 3,248,447 shares of Common Stock. Accrued dividends of $61,913 were also converted into 62,075 shares of Common Stock.

     Subsequent to March 31, 1998, $525,000 (105 shares) of Series C Convertible Preferred Stock have been converted into 477,968 shares of Common Stock. Accrued dividends of $11,916 have also been converted into 10,849 shares of Common Stock. Also subsequent to March 31, 1998, $260,000 (52 shares) of Series G Convertible Preferred Stock have been converted into 260,678 shares of Common Stock. Accrued dividends of $5,490 have also been converted into 5,504 shares of Common Stock. Currently, no shares of Series B, Series C or Series G Convertible Preferred Stock remain outstanding.

NOTE 5 - INVENTORIES

     Inventories at March 31, 1998 consisted of the following:


                 Raw materials..........................      $  893,612
                 Work in process........................         311,681
                 Finished product.......................         349,834
                                                              ----------
                 Total Inventory........................      $1,555,127
                                                              ==========

     Because ILLINOIS SUPERCONDUCTOR ("the Company") wants to provide investors with more meaningful and useful information, this Quarterly Report on Form 10-Q contains certain "forward-looking statements"(as such term is defined in Section 21E of the Securities and Exchange Act of 1934, as amended) that reflect the Company's current expectations regarding the future results of operations, performance and achievements of the Company. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company has tried, wherever possible, to identify these forward-looking statements by using words such as "anticipates", "believes", "estimates", "expects", "plans", "intends" and similar expressions. These statements reflect the Company's current beliefs and are based on information currently available to it Accordingly, these statements are subject to certain risks, uncertainties and contingencies, which could cause the Company's actual results, performance or achievements for 1998 and beyond to differ materially from those expressed in, or implied by, such statements. These important factors include, without limitation, demand for, and acceptance of, the Company's products; the Company's ability to manufacture commercial quantities of the Company's products on an efficient and cost-effective basis; competition by rival manufacturers of filters for the wireless telecommunications market; the Company's ability to obtain additional financing; changes in technology; the Company's ability to attract and retain, key personnel; costs and other effects of legal proceedings and claims; general business conditions of, and growth in, the wireless telephony industry; and general economic conditions.
A more complete description of these risks, uncertainties and assumptions, are included in the Company's filings with the Securities and Exchange Commission, including those described under the heading "Risk Factors" in the Company's Registration Statement on Form S-3 filed in December 1997. The Company undertakes no obligation to update or revise these forward-looking statements to reflect new events or uncertainties.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company was founded in 1989 by ARCH Development Corporation, an affiliate of the University of Chicago, to commercialize superconducting technologies primarily for the wireless telecommunications industry. The Company uses its patented and proprietary high temperature superconducting ("HTS") materials technologies to develop and manufacture radio frequency ("RF") front-end products which are designed to enhance the quality, capacity, coverage, and flexibility of cellular, personal communications services ("PCS"), and other wireless telephony services.

     The Company began commercial sales of its RF filter products in 1996. All product revenues during the first quarters of 1998 and 1997 were from commercial sales of the Company's RF front-end products. The Company expects sales of its RF front-end products to continue to increase during 1998 from 1997 levels.

RESULTS OF OPERATIONS
     The Company's net revenues increased $247,169, or 54.9%, from $450,000 for the three months ended March 31, 1997, to $697,169 for the three months ended March 31, 1998, as a result of increased sales of the Company's RF front-end products. Net revenues from product sales during the 1998 period represented gross product shipments less a reserve for potential returns. Such reserves are based on the Company's historical product return rates.

     Cost of revenues decreased to $1,045,197 for the three months ended March 31, 1998, from $1,175,757 for the same period in 1997. Cost of revenues for the three months ended March 31, 1998 consisted of direct materials, labor, and overhead costs associated with the products shipped during the period, plus approximately $200,000 of costs, consisting primarily of manufacturing overhead costs which were incurred to produce units in ending finished goods inventory in excess of net realizable value. The reduction in cost of revenues was due to improvements in direct materials costs per unit, greater labor efficiencies, and reduced manufacturing overhead costs. The Company expects those improvements to continue during 1998. The Company, however, expects the cost of revenues to exceed the revenues realized until it manufactures and ships a more significant amount of its commercial products.

     The Company's net research and development expenses decreased 40.6% from $1,264,534 for the period ended March 31, 1997, to $751,040 for the same period in 1998. Research and development costs were reduced in the 1998 period due to a reduction in personnel, engineering material, and other operating costs. The Company expects that its research and development expenses during 1998 will continue to be reduced from 1997 levels.

     Selling and marketing expenses decreased 35.1% from $566,502 for the three months ended March 31, 1997, to $367,754 for the same period in 1998. The decrease in expenses was due to reduced marketing personnel costs and related expenses, reductions in field trial consulting services, and lower advertising costs.

     General and administrative expenses increased 3.4% from $658,559 for the three months ended March 31,1997, to $681,217 for the same period in 1998. The increase was primarily attributable to increased legal expenses, and was partially offset by reduced financial services expense and personnel costs.

     Investment income, net of interest expense, decreased to $3,349 for the three months ended March 31, 1998 from $76,586 for the same period in 1997. The decrease was primarily due to a reduced average investment portfolio during the three months ended March 31, 1998 as compared to the same period in 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1998, the Company's cash, cash equivalents and investments, including certain restricted investments, were $1,219,000, reflecting a decrease of $2,428,000 from $3,647,000 at December 31, 1997.

     During 1995 and 1996, the Company financed a portion of its leasehold improvements and capital equipment additions through various borrowings approximating $743,000, of which $70,000 was outstanding at March 31, 1998. This remaining balance is due in monthly installments through May 1999 and bears interest at 8.5% per annum. Approximately $699,000 in principal amount of promissory notes, plus approximately $105,000 of accrued interest thereon, from certain stockholders was outstanding as of March 31, 1998. This receivable was due on April 30, 1997. The Company has filed a lawsuit to collect on the outstanding balance, but there can be no assurance when and if such promissory notes will be repaid. (See "Part II - Item 1. Legal Proceedings").

     The Company to date has generated limited revenues from product sales. The continuing development of and expansion in sales of the Company's RF filter product lines will require continued commitment of substantial funds to undertake continued product development and manufacturing activities and to market and sell its RF front-end products. The actual amount of the Company's future funding requirements will depend on many factors, including: the amount and timing of future revenues, the level of product marketing and sales efforts to support the Company's commercialization plans, the magnitude of its research and product development programs, the cost of additional plant and equipment for manufacturing and the costs involved in protecting the Company's patents or other intellectual property. As a result of these factors and the Company's recent funding requirements, on May 15, 1998, the Company entered into a Securities Purchase Agreement with a group of investors whereby the Company issued $10.35 million of Senior Convertible Notes. In connection with the Securities Purchase Agreement, the Company also issued warrants to purchase 4,140,000 shares of the Company's Common Stock.

     Without consideration of any funds from ongoing sales of its products, or proceeds from additional financings, the Company believes that its available cash, cash equivalents and investments is sufficient to finance the Company's current operating plans for at least the next twelve months. The Company will continue to evaluate its needs for capital and may pursue additional sources of capital it considers appropriate based upon Company requirements and market conditions.


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

     On September 30, 1997, the Borrowers and the Guarantor responded to the Company's complaint. Concurrently, the Borrowers filed a counterclaim alleging that they exercised the warrants in reliance on the Company's alleged fraudulent representations to certain of the Borrowers concerning a third-party's future underwriting of a secondary public offering of the Common Stock. The counterclaim sought an amount of damages which the Borrowers allege "cannot currently be determined." On December 10, 1997, the Company's motion to strike the Borrowers' fraud defense and dismiss their counterclaim was granted with leave to amend.

     On January 14, 1998, the Borrowers filed amended defenses and counterclaims based on substantially similar allegations of supposed fraud by the Company. The Company's answer was filed on April 30, 1998 and the parties recently began discovery. The Company regards the amended fraud defense and counterclaim as without factual or legal merit. The Company intends to vigorously pursue recovery of the moneys owed by the Borrowers and the Guarantor under the promissory notes and the guarantee.

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

     The Company and the Directors regard the suit as without factual or legal merit. Accordingly, on January 16, 1998, the Company and the Directors filed a motion to dismiss Mr. Drobny's complaint. The motion presented arguments that Mr. Drobny's claims are barred by the business judgment rule, Mr. Drobny lacks standing to assert his claims against the Directors and the complaint has various technical pleading defects. To date, Mr. Drobny has not responded to the Company's and the Directors' motion to dismiss. Instead, Mr. Drobny filed a motion seeking voluntary dismissal of his complaint on February 25, 1998. Mr. Drobny's motion alleges that he "wishes to become part of the class action" filed by Mr. Lipman (as described below), "instead of prosecuting [his] separate but parallel case." On March 11, 1998, and again on May 1, 1998, the court continued Mr. Drobny's motion for voluntary dismissal. A further hearing on that motion has been schedule for June 1, 1998.

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

     The Company and the Board regard the suit as without factual or legal merit. Accordingly, on February 17, 1998, the Company and the Board filed a motion to dismiss Mr. Lipman's complaint. The motion presented arguments that the claims of Mr. Lipman and the putative class are barred by the business judgment rule and the plaintiff's failure to fulfill the legal prerequisites for filing an action against the Board. Prior to a hearing on the Company's and the Board's motion to dismiss, Mr. Lipman filed a motion on March 16, 1998, seeking both to amend his proposed putative class to include Mr. Drobny and to certify the class.

     Following oral argument on the Company's and the Board's motion to dismiss on May 1, 1998, the court requested certain additional briefing and indicated that it anticipated deciding the motion to dismiss at a further hearing scheduled for June 1, 1998. Mr. Lipman's motion to amend his proposed putative class and certify the class also has been continued to June 1, 1998.


ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS  -  Not Applicable

ITEM 3.    DEFAULT UPON SENIOR SECURITIES  -  Not Applicable

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - Not Applicable

ITEM 5.    OTHER INFORMATION  -  Not Applicable

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           A.    EXHIBITS

                 Exhibit 27       Financial Data Schedule

           B.    REPORTS ON FORM 8-K

                 The Company filed a Current Report on Form 8-K dated January 16, 1998, reporting Item 5.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CORPORATION                               ILLINOIS SUPERCONDUCTOR

                                          Registrant



Date:  May 15, 1998                   By: /s/ Edward W. Laves
                                          -------------------------------------
                                          Edward W. Laves
                                          President and Chief Executive Officer





Date:  May  15, 1998                  By: /s/ Stephen G. Wasko
                                          -------------------------------------
                                          Stephen G. Wasko
                                          Senior Vice President and
                                          Chief Financial Officer