Form 10-K405/A
period 1997-12-31
ILLINOIS SUPERCONDUCTOR CORPORATION
filed 1998-08-03
CIK 888693

================================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-K/A
                        (Amendment No. 1 to Form 10-K)

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

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Definitive Proxy Statement in connection with the registrant's 1998 Annual Meeting of Stockholders', held on June 11, 1998, are incorporated by reference into Part III of this Annual Report on Form 10-K.

This Amendment to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 is being provided to amend and restate Items 1 and 7 and the Financial Statements and to include a new auditor's consent as Exhibit 23.
================================================================================

                                    PART I

ITEM 1.   BUSINESS


     Because Illinois Superconductor Corporation (the "Company") wants to provide investors with more meaningful and useful information, this Annual Report on Form 10-K (the "Form 10-K") contains, and incorporates by reference, certain "forward-looking statements" (as such term is defined in Section 21E of the Securities Exchange Act of 1934, as amended) that reflect the Company's current expectations regarding the future results of operations, performance and achievements of the Company. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation
Reform Act of 1995.   The Company has tried, wherever possible, to identify
these forward-looking statements by using words such as "anticipates", "believes", "estimates", "expects", "plans", "intends" and similar expressions. These statements reflect the Company's current beliefs and are based on information currently available to it. Accordingly, these statements are subject to certain risks, uncertainties and contingencies, which could cause the Company's actual results, performance or achievements to differ materially from those expressed in, or implied by, such statements. These factors include, among others, the following: the Company's ability to obtain additional financing; demand for, and acceptance of, the Company's products; the timing and receipt of customer orders; the Company's ability to manufacture commercial quantities on an efficient and cost-effective basis; business conditions in the wireless telephony industry; the effects of legal proceedings and other factors described in this Form 10-K or in other filings of the Company with the Securities and Exchange Commission, including those described under the heading "Risk Factors" in the Company's Registration Statement on Form S-3, as amended,
initially filed in June 1998.   The Company undertakes no obligation to release
publicly the results of any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events.

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

     The Company's ultra-high performance RF front-end products, which utilize multi-pole cavity filter technology, offer the following system performance benefits:

  - call quality is often improved and the frequency of blocked or dropped calls is reduced because adjacent band interference from competing wireless service providers and other radio services is reduced;

  - capital expenditure per subscriber is often reduced because operators attain improved coverage with fewer base stations. Coverage gaps between base stations are also often reduced because the radio range of these base stations is frequently extended on the uplink (receive) communications path;

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

     The Company currently markets three product lines to address the needs of wireless telephony service providers. The SpectrumMaster(R) product line improves the RF performance of cellular and Personal Communications Services ("PCS") systems in high interference environments, including urban areas and airport properties. SpectrumMaster(R) is available with up to 24 poles depending upon specific customer needs. The RangeMaster(R) product line combines the superior filtering of SpectrumMaster(R) RF filters with super-cooled low noise amplifiers ("LNA"). RangeMaster(R) extends system range for more cost effective coverage in suburban, rural, or small city systems.
The PowerMasterTM product line brings the benefits of ultra high performance filtering to the downlink (transmit) side of the communications path. The PowerMasterTM duplexer is designed to improve system range, improve system quality, and allow co-location with other service providers. The Company is developing the PowerMasterTM combiner, which it expects to improve the range and capacity of multi-carrier Code Division Multiple Access ("CDMA") systems. All of the Company's currently offered products are available in both domestic and international frequencies and are offered in a variety of mounting configurations.

     The Company has received orders from ten wireless telephony service providers which are located in the United States, Canada and Asia, including six of the top ten cellular operators in the United States. The Company has also sold its products to several smaller U.S. operators. As of May 15, 1998, the Company's filters were installed in 36 cell sites in 20 different market areas across the United States. In 1997, commercial orders from service providers were generally for one or two operational cell sites, with the largest order having been for five cell sites. The Company expects that the average size of its commercial orders will increase. The Company's newest product line, the PowerMasterTM line of transmit filters, has generated significant interest from the Original Equipment Manufacturers ("OEM") that supply cellular and PCS systems to the service providers. Laboratory testing and discussion of specifications are ongoing with several major OEMs. The Company believes its thick-film superconductor technology is unique in its ability to handle high powered transmit applications while maintaining very low levels of intermodulation distortion.

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

THE COMPANY'S SOLUTION

     The Company's products are designed to address the high performance RF front-end needs of domestic and international commercial wireless telephony systems by providing the following advantages:

  - IMPROVED CALL QUALITY. The Company's RF filter products often improve call quality by reducing dropped and blocked calls. During field trials and installations in urban cellular locations, the Company's RF filter products have frequently demonstrated a 20 to 40% reduction in dropped calls caused by out-of-band interference and base station front-end overloading. During these field trials and commercial installations, the Company's RF filter products have also demonstrated a similar reduction in blocked calls experienced in urban cellular locations. The Company believes that its RF filter products also improve audio fidelity by reducing noise and interference.

  - IMPROVED BASE STATION RANGE. Based on comparative field trials in multiple rural locations in the United States, and as confirmed by computer propagation models conducted by customers of the Company, the Company's RF front-end systems (high performance filter and super-cooled LNA) can extend the uplink range of a wireless system by up to 30%. Greater range can reduce a service operator's capital expenditure per subscriber in lower density areas by filling in coverage gaps in existing systems or by reducing the number of required cell sites for new system deployments.

  - GREATER NETWORK CAPACITY AND UTILIZATION. The Company's RF front-end products can increase the capacity and utilization of a wireless base station. In some cases, capacity increases because channels which were previously unusable due to interference are recovered. In other cases, system utilization increases because of lower levels of blocked and dropped calls, and increases in the ability of the system to permit weak signals to be processed with acceptable call quality.

  - IMPROVED FLEXIBILITY IN LOCATING BASE STATIONS. The Company's RF front-end products can allow wireless telephony service providers to co-locate base stations near other RF transmitters. The Company's products allow the base station radio to better tolerate RF interference while reducing out-of-band signals that could interfere with other nearby wireless telephony operators.

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

PRODUCTS

     The Company currently offers three products lines, SpectrumMaster(R), RangeMaster(R), and PowerMasterTM to serve a variety of system challenges faced by wireless telephony system operators. Each product line is available in a variety of performance levels to meet the varying needs of different operators and in several mounting configurations to fit specific customer situations. All of the Company's currently offered products can be supplied in domestic and international frequencies for both cellular (800 Mhz) and PCS (1.9 Ghz) applications.

     The Company believes that SpectrumMaster(R) is the world's highest performance commercial receive pre-select RF filter for wireless telephony cell sites. SpectrumMaster(R) improves the performance of cellular and PCS systems in high interference environments such as urban areas and airport properties. SpectrumMaster(R) is available in two models. SpectrumMaster(R) Ultra is a very high performance filter with 24 filter poles for extremely congested RF environments. Ultra provides 10,000 times better rejection of unwanted signals then conventional filters, while losing very little of the desired signal. SpectrumMaster(R) Classic is a 16 pole filter and provides 1,000 times better rejection then conventional filters while having very low loss of desired signals and extremely linear filter response. Both SpectrumMaster(R) models meet all analog and digital protocol specifications for cellular and PCS systems in the United States. SpectrumMaster's(R) modular design allows rapid design modification to meet other customer requirements. The Company sold its first SpectrumMaster(R) product to a cellular service provider in the second half of 1996 and continued sales of SpectrumMaster(R) in 1997.

     RangeMaster(R) combines a high performance superconducting cavity filter with a high performance super-cooled LNA to lower noise resulting from interference and thermal noise. Lowering noise extends radio propagation range by up to 30%. RangeMasterTM is available in two models. RangeMaster(R) Classic combines the 16 pole SpectrumMaster Classic with a high performance super-cooled LNA to reduce signal noise resulting from both interference and amplifier thermal noise. RangeMaster(R) Omega combines a high performance eight pole superconducting filter with the Company's high performance super-cooled LNA to provide range extension for rural locations at an economical price. RangeMaster(R) meets all analog and digital protocol specifications for cellular and PCS systems in the United States RangeMaster'sTM modular design allows rapid design modification to meet other customer requirements. The Company shipped its first RangeMaster(R) product to cellular service providers in the first quarter of 1997. The Company field tested a PCS version of RangeMasterTM with a major U.S. PCS operator in the fourth quarter of 1997.

     PowerMasterTM is a family of high performance transmit filter systems for use in the base stations of wireless telephony operators. The Company began marketing its two models of PowerMasterTM products -- a transmitter filter and a duplexer -- in February 1997. These PowerMasterTM products, which incorporate the Company's new power handling technology, are used in transmit applications. Unique to the Company, this technology extends the Company's filter applications to include transmit, in addition to the receive applications already in commercial use. PowerMasterTM duplexer is expected to improve system quality, extend range and simplify the location of cell sites for both cellular and PCS systems. PowerMasterTM technology provides an ultra-high performance duplexer, which handles continuous power levels of up to 30 watts and is designed for use in 1.9Ghz PCS service. The PowerMasterTM duplexer allows a PCS operator to obtain the benefits of very high performance filtering on both the forward and reverse paths in a system. The Company believes these benefits include improved call quality, extended range, improved transmit/receive isolation, and a reduction in the transmit amplifier output power required to achieve forward path coverage. The Company is currently developing a PowerMasterTM combiner, which is a low-loss transmit combiner with superior separation. The Company expects to begin customer testing of the PowerMasterTM combiner in the second half of 1998.

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

SALES AND MARKETING

     The Company has focused its sales and marketing effort on U.S. cellular service providers for retrofit applications. To date, the Company has sold its products to six of the top ten cellular operators in the U.S. as well as to several smaller U.S. operators. The Company has also sold filters to two major international operators and has successfully tested its PCS RangeMasterTM product with one of the largest U.S. PCS operators. The Company has also tested its PowerMasterTM line with two major OEMs and is discussing specifications with other large OEMs. The Company primarily uses a direct sales force to sell its products.

     The Company has recently emerged from the development stage and believes it has entered the volume purchase stage of commercial development. Until recently, most purchases were for one or two cell sites, with the largest order having been for five cell sites. At the end of 1997, the Company began to see an increase in order size. The Company has begun the stage of commercialization with a new structure for achieving system-wide orders for its products, whereby customers, through a corporate purchase agreement, give direct purchase capabilities to their operating regions. One major operator recently placed an order for fifteen cell sites worth of the Company's products. Two major operators, including Bell Atlantic Mobile, have executed corporate purchase agreements. The Company is currently negotiating a third corporate purchase agreement with another major U.S. operator, and, based on indications from other major operators, the Company believes it will enter into additional corporate purchase agreements with other major operators in the future. The Company believes that it has reached this stage of sales development by a systematic process of testing, small-scale implementation, and growing relationships with its customers.

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

     As of June 1, 1998, the Company owns 14 U.S. patents and has filed and is actively pursuing applications for 22 other U.S. patents, and is the licensee of 9 patents and patent applications held by others. Such patents and patent applications relate to various aspects of the Company's superconductor technology and to its current and proposed products. One of the Company's patent applications has been filed jointly with Lucent Technologies and relates to superconducting filters. Additional inventions are the subject of a group of patent applications currently under preparation. Furthermore, the Company expects to pursue foreign patent rights on certain of its inventions and technologies critical to its products.

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

                                                                         10-K/A


STRATEGIC RELATIONSHIPS

     During 1997, the Company retained Salomon Brothers to advise and assist it in establishing strategic industry relationships with one or more major electronics companies. The Company believes that such strategic industry relationships will benefit it by (i) providing the Company with access to the technical and financial resources of its partner(s); (ii) providing the Company with international distribution channels, and (iii) offering the Company greater credibility with potential customers. Such strategic relationships could include such relationships as joint ventures, mergers, and distribution or supply arrangements. To date, no such relationship has been entered into by the Company.

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

EMPLOYEES

     As of June 30, 1998, the Company had a total of 55 employees, 14 of whom hold advanced degrees. Of the employees, 15 are engaged in manufacturing and production, 17 are engaged in research, development and engineering, and 23 are engaged in general management, marketing, finance and administration. The Company also periodically employs a number of consultants and independent contractors. The Company considers its relations with its employees to be satisfactory.

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

     During 1995 and 1996, the Company financed a portion of its leasehold improvements and capital equipment additions through various borrowings approximating $743,000, of which $92,000 was outstanding at December 31, 1997. This remaining balance is due in monthly installments through May 1999 and bears interest at 8.5% per annum. Approximately $699,000 in principal amount of promissory notes, plus approximately $106,000 of accrued interest thereon, from certain stockholders was outstanding as of June 30, 1998. This receivable was due on April 30, 1997. The Company has filed a lawsuit to collect on the outstanding balance, but there can be no assurance when and if such promissory notes will be repaid. (See "Item 3. Legal Proceedings").

     The Company to date has generated limited revenues from product sales. The continuing development of and expansion in sales of the Company's RF filter product lines will require continued commitment of substantial funds to undertake continued product development and manufacturing activities and to market and sell its RF front-end products. The actual amount of the Company's future funding requirements will depend on many factors, including: the amount and timing of future revenues, the level of product marketing and sales efforts to support the Company's commercialization plans, the magnitude of its research and product development programs, the cost of additional plant and equipment for manufacturing and the costs involved in protecting the Company's patents or other intellectual property. As a result of its funding requirements, on June 6, 1997, the Company entered into a Preferred Stock Purchase Agreement for up to an aggregate of $15 million, which is available in up to five tranches (two of which have been received to date). Under this Preferred Stock Purchase Agreement, (i) on June 6, 1997 the Company issued 600 shares of Series B Stock for $3 million; and (ii) on August 29, 1997 and October 29, 1997 the Company issued an aggregate of 600 shares of Series C Stock for a total of $3 million. Cumulative dividends on outstanding Series B Stock and Series C Stock from their respective dates of issuance through December 31, 1997, which were paid in Common Stock and accrued at the rate of 5% per annum, were $51,958. The Company is not entitled to receive further funding pursuant to this Preferred Stock Purchase Agreement. Also, as a result of its funding requirements, on October 29, 1997, the Company entered into another Preferred Stock Purchase Agreement whereby it issued an aggregate of 700 shares of Series G Stock for $3.5 million. The Series G Stock also accrued dividends, which were paid in Common Stock, at the rate of 5% per annum and from its date of issuance through December 31, 1997, cumulative accrued dividends on the Series G Stock equaled $30,206. (See "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters".)

     Furthermore, as a result of the above-mentioned factors and the Company's recent funding requirements, on May 15, 1998, the Company entered into a Securities Purchase Agreement with a group of investors whereby the Company issued $10.35 million principal amount of Senior Convertible Notes, which accrue interest, payable in cash or Common Stock, at 2% per annum. In connection with the Securities Purchase Agreement, the Company also issued warrants to purchase 4,140,000 shares of the Company's Common Stock at an exercise price of $3.75 per share.

     Without consideration of proceeds from additional financings, the Company believes that its available cash, cash equivalents and investments are sufficient to finance the Company's current operating plans through at least December 31, 1998. The Company's strategy to generate sufficient working capital to fund its operations and cash requirements in the future includes advancing market penetration with OEMs and customers in overseas markets, building strong and enduring relationships with existing customers, expanding product offerings to meet varying customer needs, and reducing product costs through economies of scale in material purchases, refinement of the manufacturing processes, and the implementation of an overhead reduction program. In addition, the Company has strengthened its Board of Directors and management team by adding several industry veterans and experienced businessmen to assist in implementing the Company's plans.

     While continuously evaluating its needs for capital, the Company may also, in the future, pursue additional sources of capital it considers appropriate based on its requirements and market conditions. If the Company is unable to successfully implement its business plan on a timely basis or cannot obtain adequate funds when needed in the future, the Company may be required to delay, scale-back or eliminate the manufacturing, marketing or sales of one or more of its products or some or all of its research and development programs. This could substantially impair the Company's ability to compete in the marketplace.

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

Since the date of completion of our audit of the accompanying financial statements and initial issuance of our report thereon dated February 27, 1998, which report contained an explanatory paragraph regarding the Company's ability to continue as a going concern, the Company, as discussed in paragraph 2 of
Note 14, has completed the issuance and sale of $10,350,000 aggregate principal amount of Senior Convertible Notes. Therefore, the conditions that raised substantial doubt about whether the Company will continue as a going concern no longer exist.

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


                                                /s/ Ernst & Young LLP
Chicago, Illinois

February 27, 1998,
except for paragraph 2 of Note 14, as to
which the date is May 15, 1998
                                                                              1

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
                                                     =============================================================================


See notes to financial statements

                     Illinois Superconductor Corporation
                           Statements of Cash Flows
                Years ended December 31, 1997, 1996, and 1995




                                                                                       1997           1996           1995
                                                                                   -------------------------------------------
OPERATING ACTIVITIES
Net loss                                                                           $(11,948,468)  $(10,9l3,774)  $(7,331,674)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation                                                                      1,533,705      1,157,561       668,859
    Amortization                                                                          6,994          6,639         7,541
    Loss on disposal of property and equipment                                                -              -           499
    Gain on sale of available-for-sale securities                                             -        (43,171)      (54,065)
    Net amortization of bond premiums                                                         -           (939)      (11,454)
    Stock compensation expense                                                                -         35,954        46,575
    Cancellation of stock options                                                             -              -       (58,136)

    Changes in operating assets and liabilities:
     Accounts receivable                                                               (455,749)       179,777       (28,936)
     Inventories                                                                     (1,072,445)      (653,696)            -
     Prepaid expenses and other                                                         (35,876)        29,246       306,527
     Accounts payable                                                                  (411,584)       249,640      (818,844)
     Accrued liabilities                                                                 92,778        113,201       252,159
     Deferred occupancy costs                                                            15,599         18,760        18,486
                                                                                   -------------------------------------------
Net cash used in operating activities                                               (12,275,046)    (9,820,802)   (7,002,463)


INVESTING ACTIVITIES
Purchases of available-for-sale securities                                                    -    (30,945,246)   (8,060,495)
Sales of available-for-sale securities                                                        -      2,500,000     4,566,564
Maturities of available-for-sale securities                                                   -     33,072,852     9,002,364
(Increase) decrease in restricted certificates of deposit                               (30,000)       512,500       137,500
Payments of patent costs                                                               (199,647)      (156,711)      (97,005)
Acquisitions of property and equipment                                                 (310,956)    (3,706,588)   (1,888,694)
                                                                                   -------------------------------------------
Net cash provided by (used in) investing activities                                    (540,603)     1,276,807     3,660,234


FINANCING ACTIVITIES
Net proceeds from issuances of preferred stock                                        9,163,428              -             -
Net proceeds from issuances of common stock                                                   -      8,333,654     3,581,282
Exercise of stock options                                                                70,188        282,953       105,586
Exercise of warrants                                                                    797,047      4,595,962        20,000
Payments on stockholder notes receivable                                                444,246              -             -
Proceeds from issuance of long-term debt                                                      -         92,182       650,518
Payments on long-term debt                                                              (80,421)      (525,802)      (44,859)
Payments on capital lease obligations                                                         -              -      (107,567)
                                                                                   -------------------------------------------
Net cash provided by financing activities                                            10,394,488     12,778,949     4,204,960
                                                                                   -------------------------------------------
Increase (decrease) in cash and cash equivalents                                     (2,421,161)     4,234,954       862,731
Cash and cash equivalents at beginning of period                                      5,188,047        953,093        90,362
                                                                                   -------------------------------------------
Cash and cash equivalents at end of period                                         $  2,766,886   $  5,188,047   $   953,093
                                                                                   ===========================================

Supplemental cash flow information:
Cash paid for interest                                                             $     17,969   $     29,602   $    39,600
                                                                                   ===========================================
Capital leases                                                                     $          -   $          -   $    59,739
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

Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. All of the Company's investments are classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, (if any) reported in a separate component of stockholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income.

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

PATENTS AND TRADEMARKS

Patents and trademarks represent costs, primarily legal fees and expenses, incurred in order to prepare and file patent applications related to various aspects of the Company's superconductor technology and to its current and proposed products. Patents and trademarks are recorded at cost and are amortized using the straight-line method over the shorter of their estimated useful lives or 17 years. The recoverability of the carrying values of patents and trademarks is evaluated on an ongoing basis. Patents and trademarks are net of accumulated amortization of $91,230 and $98,223 at December 31, 1997 and 1996, respectively. Capitalized patent costs related to pending patents are $471,933 and $270,779 at December 31, 1997 and 1996, respectively.

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

                     Illinois Superconductor Corporation
                  Notes to Financial Statements (continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION AND PRODUCT WARRANTY

     Revenues from product sales are generally recognized at the time of shipment. The Company has, under certain conditions, granted customers the right to return product during a specified time after shipment. In these situations, the Company establishes a liability for estimated returns and allowances at the time of shipment. The Company has established a program which, in certain situations, allows customers or prospective customers to field test the Company's products for a specified period of time. Revenues from field test arrangements is recognized upon customer acceptance of the products. The Company warrants its products against defects in materials and workmanship typically for a one year period from the date of shipment, except for superconducting materials contained in the products, which are warranted for ten years from the date of shipment. A provision for estimated future costs related to warranty expenses is recorded when products are shipped. Returns and allowances and warranty costs were not significant in any period reported.

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

                     Illinois Superconductor Corporation
                  Notes to Financial Statements (continued)

3. INVENTORIES

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

4. INVESTMENTS

Investments at December 31, 1997 and 1996 consist of a U.S. government security, due in March 2001, with a cost and fair value of $500,313. During the year ended December 31, 1996, available-for sale debt securities with a fair value at the date of sale of $2,500,000 were sold. The gross realized gains on such sales were $43,171.

5. CAPITAL STOCK

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

5. CAPITAL STOCK (CONTINUED)

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

On November 14, 1995, the Company completed the private placement and issuance of 356,473 Units, which raised $3,581,282, net of related expenses. Each Unit consists of one share of common stock and one detachable common stock purchase warrant. Each warrant had a term of two years and was exercisable for the purchase of one share of common stock at $13.00 per share. Warrants for 15,700 of these shares were exercised prior to December 23, 1996. The remaining 340,773 of warrants were redeemed by the Company on December 23, 1996. In conjunction with the redemption, the Company

                     Illinois Superconductor Corporation
                  Notes to Financial Statements (continued)

5. CAPITAL STOCK (CONTINUED)

issued 340,773 shares of its common stock in exchange for $3,287,304 in cash plus $1,142,754 of notes. The notes bear interest at 8.25% per annum, were due on April 30, 1997, and are guaranteed by an affiliate of a stockholder. Payments made during 1997 on the notes receivable totaled $444,246. The remaining balance due of $698,508, plus accrued interest of $70,470 at December 31, 1997, is currently being disputed by the issuers and is in litigation
(Note 13).

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

At December 31, 1997, authorized but unissued shares of common stock have been reserved for future issuance as follows:

Warrants outstanding (Note 6)                         628,687
Options outstanding (Note 6)                          683,333
Conversion of Preferred Stock to Common
 Stock                                              4,021,462
Options reserved for future issuance under the
 1993 Stock Option Plan (Note 6)                    1,034,636
                                                   -----------
                                                    6,368,118
                                                   ===========


6. STOCK OPTIONS AND WARRANTS

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

6. STOCK OPTIONS AND WARRANTS (CONTINUED)

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

                     Illinois Superconductor Corporation

6. STOCK OPTIONS AND WARRANTS (CONTINUED)

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

                     Illinois Superconductor Corporation

6. STOCK OPTIONS AND WARRANTS (CONTINUED)

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

6. STOCK OPTIONS AND WARRANTS (CONTINUED)

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

As discussed in Note 5, the Company issued warrants to purchase 62,500 shares of common stock on June 6, 1997 in connection with the issuance of Series B Convertible Preferred Stock and warrants to purchase 34,782 shares of common stock on October 29, 1997 in connection with the issuance of Series
G Convertible Preferred Stock.

                     Illinois Superconductor Corporation

7. LONG-TERM DEBT

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

8. INCOME TAXES

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

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

10. RESEARCH AND DEVELOPMENT AGREEMENTS

In March 1993, the Company entered into a three-year cost-sharing cooperative agreement with the U.S. government under the Department of Commerce Advanced Technology Program. Funding totaling $200,000 and $650,000 for the years ended December 31, 1996 and 1995, respectively, has been offset against the related research and development expenses.

11. COMMITMENTS

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

11. COMMITMENTS (CONTINUED)

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

12. 401(K) PLAN

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

13. LEGAL PROCEEDINGS

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

                     Illinois Superconductor Corporation

13. LEGAL PROCEEDINGS (CONTINUED)

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

13. LEGAL PROCEEDINGS (CONTINUED)

The complaint also seeks an unspecified amount of compensatory and punitive damages, and attorneys' fees. The Company and the Directors regard the suit as without factual or legal merit and intends to continue to defend itself vigorously in this litigation.

The Company believes that the resolution of the matters described above will not have a material adverse effect on the financial condition or results of operations of the Company.

14. SUBSEQUENT EVENTS

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

On May 15, 1998, the Company entered into a Securities Purchase Agreement ("Agreement") with various parties. Under the terms of the Agreement, the Company issued and sold $10,350,000 aggregate principal amount of Senior Convertible Notes ("Notes") and issued warrants to purchase 4,140,000 shares of the Company's Common Stock ("Warrants"). The Notes bear interest at 2% per annum, payable in cash or, at the Company's option, in shares of the Company's Common Stock, and are due on May 15, 2002. Holders of the Notes may convert the principal amount into shares of the Company's Common Stock at a conversion price of $1.50 per share. Conversions are not permitted during the first 90 days following the issuance of the Notes and are limited to one-half of the original principal amount during the period from 91 to 180 days after issuance of the Notes. The Company may redeem all or a portion of the Notes at a redemption price equal to the principal amount plus accrued interest thereon, if any, under certain conditions. The Warrants have an exercise price of $3.75 per share and expire on May 15, 2001. The Agreement contains several covenants which limit the Company's ability to incur additional indebtedness and to create any lien, pledge, or encumbrance on any assets of the Company.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                       ILLINOIS SUPERCONDUCTOR CORPORATION


                       By:/s/ EDWARD W. LAVES
                       ----------------------------------
                       Edward W. Laves, Ph.D.
                       President and Chief Executive Officer


Dated: July 31, 1998

                               INDEX TO EXHIBITS




EXHIBIT NUMBER  DESCRIPTION
--------------  -----------
            23  Consent of Ernst & Young LLP