Form 10-Q/A
period 1998-03-31
ILLINOIS SUPERCONDUCTOR CORPORATION
filed 1998-08-03
CIK 888693

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q/A
                         (Amendment No. 1 to Form 10-Q)


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

     This Amendment to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998 is being provided to amend and restate Items 1 and 2.

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
                                                        ============               ============


           See Accompanying Notes to Condensed Financial Statements

                     ILLINOIS SUPERCONDUCTOR CORPORATION
                      CONDENSED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                                                          THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                     -----------------------------
                                                                                         1998             1997
                                                                                     -----------       -----------
OPERATING ACTIVITIES:
Net loss                                                                             $(2,144,690)      $(3,138,766)
Adjustment to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                          233,831           357,245
  Changes in operating assets and liabilities                                           (431,681)           90,884
                                                                                     -----------       -----------
Net cash used in operating activities                                                 (2,342,540)       (2,690,637)
INVESTING ACTIVITIES:
Payment of patent costs                                                                  (17,387)          (14,101)
Acquisitions of property and equipment                                                   (14,443)          (28,372)
                                                                                     -----------       -----------
Net cash used in investing activities                                                    (31,830)          (42,473)
FINANCING ACTIVITIES:
Net proceeds from issuance of preferred  stock                                           (39,896)                -
Net proceeds from issuance of common stock                                                     -            (8,537)
Exercise of stock options                                                                  7,359            14,941
Collection of notes receivable from stockholders                                               -           426,433
Payments on long-term debt                                                               (21,201)          (19,497)
                                                                                     -----------       -----------
Net cash provided by (used in) financing activities                                      (53,738)          413,340
                                                                                     -----------       -----------

Decrease in cash and cash equivalents                                                 (2,428,108)       (2,319,770)
Cash and cash equivalents at beginning of period                                       2,766,886         5,188,047
                                                                                     -----------       -----------
Cash and cash equivalents at end of period                                           $   338,778       $ 2,868,277
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
                                                              ==========

NOTE 6 - LEGAL PROCEEDINGS

     See a complete description of the Company's legal proceedings in "Part II
- Other Information, Item 1. Legal Proceedings." The Company believes that the resolution of the matters described therein will not have a material adverse effect on the financial condition or results of operations of the Company.

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

     The Company to date has generated limited revenues from product sales. The continuing development of and expansion in sales of the Company's RF filter product lines will require continued commitment of substantial funds to undertake continued product development and manufacturing activities and to market and sell its RF front-end products. The actual amount of the Company's future funding requirements will depend on many factors, including: the amount and timing of future revenues, the level of product marketing and sales efforts to support the Company's commercialization plans, the magnitude of its research and product development programs, the cost of additional plant and equipment for manufacturing and the costs involved in protecting the Company's patents or other intellectual property. As a result of these factors and the Company's recent funding requirements, on May 15, 1998, the Company entered into a Securities Purchase Agreement with a group of investors whereby the Company issued $10.35 million principal amount of Senior Convertible Notes which accrue interest, payable in cash or Common Stock, at 2% per annum. In connection with the Securities Purchase Agreement, the Company also issued warrants to purchase 4,140,000 shares of the Company's Common Stock at an exercise price of $3.75 per share.

     Without consideration of proceeds from additional financings, the Company believes that its available cash, cash equivalents and investments is sufficient to finance the Company's current operating plans through at least December 31, 1998. The Company's strategy to generate sufficient working capital to fund its operations and cash requirements in the future includes advancing market penetration with OEMs and customers in overseas markets, building strong and enduring relationships with existing customers, expanding product offerings to meet varying customer needs, and reducing
product costs     through economies of scale in material purchases, refinement of the manufacturing processes, and the implementation of an overhead reduction program. In addition, the Company has strengthened its Board of Directors and management team by adding several industry veterans and experienced businessmen to assist in implementing the Company's plans.

     While continuously evaluating its needs for capital, the Company may in the future pursue additional sources of capital it considers appropriate based upon Company requirements and market conditions. If the Company is unable to successfully implement its business plan on a timely basis or cannot obtain adequate funds when needed in the future, the Company may be required to delay, scale-back or eliminate the manufacturing, marketing or sales of one or more of its products or some or all of its research and development programs. This could substantially impair the Company's ability to compete in the marketplace.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.


                                          ILLINOIS SUPERCONDUCTOR CORPORATION


Date:  July 31, 1998                   By: /s/ Edward W. Laves
                                          -------------------------------------
                                          Edward W. Laves
                                          President and Chief Executive Officer