Form 10-K405/A
period 1997-12-31
ILLINOIS SUPERCONDUCTOR CORPORATION
filed 1998-08-12
CIK 888693

================================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-K/A
                        (Amendment No. 2 to Form 10-K)

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

This Amendment No.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 is being provided to amend and restate the Financial Statements and to include a new auditor's consent as Exhibit 23.
================================================================================

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
                                                                    =============================

See notes to financial statements.
                                                                             3

                      Illinois Superconductor Corporation


                           Statements of Operations


                 Years ended December 31, 1997, 1996, and 1995

                                                          1997                        1996                  1995
                                                     -------------------------------------------------------------
Net revenues:
 Net product sales                                   $  1,038,134               $    156,700           $     5,998
 Government contracts                                           -                     53,122                21,832
                                                     -------------------------------------------------------------
Total Net revenues                                      1,038,134                    209,822                27,830

Costs and expenses:
 Cost of product sales                                  4,401,077                          -                     -
 Cost of government contract revenue                            -                     49,534                19,286
 Research and development                               4,132,019                  6,422,921             4,554,946
 Selling and marketing                                  1,918,044                  1,834,640               469,600
 General and administrative                             2,772,274                  3,290,810             2,763,615
                                                     -------------------------------------------------------------
Total costs and expenses                               13,223,414                 11,597,905             7,807,447
                                                     -------------------------------------------------------------
                                                      (12,185,280)               (11,388,083)           (7,779,617)
Other income and (expense):
 Investment income                                        254,781                    503,911               487,543
 Interest expense                                         (17,969)                   (29,602)              (39,600)
                                                     -------------------------------------------------------------
                                                          236,812                    474,309               447,943
                                                     -------------------------------------------------------------
Net loss                                             $(11,948,468)              $(10,913,774)          $(7,331,674)
                                                     =============================================================
Preferred Stock dividends                                (143,302)                         -                     -
                                                     -------------------------------------------------------------
Net loss plus Preferred Stock dividends              $(12,091,770)              $(10,913,774)          $(7,331,674)
                                                     =============================================================

Basic and diluted loss per common share              $     ( 2.34)              $      (2.41)          $     (2.01)
                                                     =============================================================

Weighted average number of common
 shares outstanding                                     5,156,663                  4,536,034             3,641,196
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

                     Illinois Superconductor Corporation
                  Notes to Financial Statements (continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION AND PRODUCT WARRANTY

     Revenues from product sales are generally recognized at the time of shipment and are recorded net of estimated returns and allowances. The Company has, under certain conditions, granted customers the right to return product during a specified time after shipment. In these situations, the Company establishes a liability for estimated returns and allowances at the time of shipment. The Company has established a program which, in certain situations, allows customers or prospective customers to field test the Company's products for a specified period of time. Revenues from field test arrangements is recognized upon customer acceptance of the products. The Company warrants its products against defects in materials and workmanship typically for a one year period from the date of shipment, except for superconducting materials contained in the products, which are warranted for ten years from the date of shipment. A provision for estimated future costs related to warranty expenses is recorded when revenues are recognized. Returns and allowances and warranty costs were not significant in any period reported.

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

The Company believes that the resolution of the matters described above will not have a material adverse effect on the financial condition, results of operations, or cash flows of the Company.

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

Since the Notes were issued with a non-detachable conversion feature that was "in-the-money" at the date of issuance, a portion of the proceeds equal to the intrinsic value of the conversion feature (equal to $9,918,750 and calculated as the difference between the conversion price and the quoted market price of the Company's Common Stock on the date of issuance multiplied by the number of shares into which the Notes are convertible) was allocated to additional paid-in capital, thus creating a discount to the debt. This discount will be recognized as a charge to interest expense using the effective interest method over the period from the date of issuance to the date that the Notes first become convertible.

In addition, a portion of the proceeds equal to the fair value of the Warrant issued in conjunction with the Notes (equal to $1,230,000 and calculated using the Black-Scholes Approximation Formula) was allocated to additional paid-in capital, thus creating a discount to the debt. This discount will be recognized as a charge to interest expense using the effective interest method over the four year term of the Notes.

As a result of additional interest expense from amortization of the debt discount described above, the effective interest rate on the Notes is approximately 73.9%.

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


Dated: August 11, 1998

                               INDEX TO EXHIBITS




EXHIBIT NUMBER  DESCRIPTION
--------------  -----------
            23  Consent of Ernst & Young LLP