Form 10-Q
period 1998-06-30
ILLINOIS SUPERCONDUCTOR CORPORATION
filed 1998-08-14
CIK 888693

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                 For the Quarterly Period Ended:  June 30, 1998


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

     As of August 7, 1998 there were outstanding 12,557,344 shares of common stock, par value $.001, of the registrant.

                      ILLINOIS SUPERCONDUCTOR CORPORATION
                          QUARTER ENDED JUNE 30, 1998

                                     INDEX

                                                                                                  PAGE
                                                                                                  ----
PART I  -  FINANCIAL INFORMATION

Item 1. Financial Statements ....................................................................   3

     Condensed Balance Sheets as of June 30, 1998 (unaudited) and December 31, 1997 .............   3

     Condensed Statements Of Operations (unaudited) for the three months ended June 30, 1998
       and 1997, and the six months ended June 30, 1998 and 1997.................................   4

     Condensed Statements Of Cash Flows (unaudited) for the six months ended June 30, 1998
       and 1997..................................................................................   5

     Notes To Condensed Financial Statements ....................................................   6

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations ...................................................................   8

Item 3. Quantitative and Qualitative Disclosures About Market Risk ..............................   10

PART II  -  OTHER INFORMATION

Item 2. Legal Proceedings .......................................................................   10

Item 3. Changes in Securities ...................................................................   12

Item 4. Submission of Matters to a Vote of Security Holders .....................................   12

Item 6. Exhibits and Reports on Form 8-K ........................................................   12


SIGNATURES ......................................................................................   14

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      ILLINOIS SUPERCONDUCTOR CORPORATION
                            CONDENSED BALANCE SHEETS
                      JUNE 30, 1998 AND DECEMBER 31, 1997


                                                                                                                    DECEMBER 31,
                                                                                                    JUNE 30, 1998      1997
                                                                                                    -------------  -------------
                                                                                                     (Unaudited)
ASSETS:
Current assets:
       Cash and cash equivalents                                                                      $8,465,835      $2,766,886
       Investments                                                                                       500,067         500,313
       Inventories                                                                                     1,550,154       1,726,141
       Accounts receivable                                                                             1,086,160         586,501
       Prepaid expenses and other                                                                        270,164         471,928
                                                                                                    ------------    ------------
Total current assets                                                                                  11,872,380       6,051,769

Property and equipment:
       Property and equipment                                                                          8,199,622       8,177,293
       Less: accumulated depreciation                                                                  4,204,424       3,654,239
                                                                                                    ------------    ------------
Net property and equipment                                                                             3,995,198       4,523,054

Other assets:
        Restricted certificates of deposit                                                               380,000         380,000
        Deferred financing costs, net                                                                     69,247               -
  Patents and trademarks, net                                                                            605,490         579,486
                                                                                                    ------------    ------------
                                                                                                       1,054,737         959,486
                                                                                                    ------------    ------------
Total assets                                                                                         $16,922,315     $11,534,309
                                                                                                    ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
       Accounts payable                                                                                 $669,565        $717,425
       Accrued liabilities                                                                               366,572         587,285
       Current portion of other long-term debt                                                            48,773          78,077
                                                                                                    ------------    ------------
Total current liabilities                                                                              1,084,910       1,382,787

Other long term debt, less current portion                                                                     -          13,541
Senior Convertible Notes                                                                              10,350,000               -
Discount on Senior Convertible Notes                                                                  (7,993,459)              -
Deferred occupancy costs                                                                                  91,312          91,412

Stockholders' equity:
        Series B Convertible Preferred Stock at liquidation value:  0 and 95 shares issued and
            outstanding at June 30, 1998 and December 31, 1997, respectively                                   -         488,534
        Series C Convertible Preferred Stock at liquidation value:  0 and 600 shares issued and
            outstanding at June 30, 1998 and December 31, 1997, respectively                                   -       3,038,424
        Series G Convertible Preferred Stock at liquidation value:  0 and 700 shares issued and
            outstanding at June 30, 1998 and December 31, 1997, respectively                                   -       3,530,206
        Common stock ($.001 par value); 30,000,000 and 15,000,000 shares authorized and 12,557,072 and
            6,001,925 issued and outstanding at June 30, 1998 and December 31, 1997, respectively         12,557           6,002
        Additional paid-in capital                                                                    60,078,035      41,991,941
        Notes receivable from stockholders                                                              (698,508)       (698,508)
        Accumulated deficit                                                                          (46,002,532)    (38,310,030)
                                                                                                    ------------    ------------
Total stockholders' equity                                                                            13,389,552      10,046,569
                                                                                                    ------------    ------------
Total liabilities and stockholders' equity                                                           $16,922,315     $11,534,309
                                                                                                    ============    ============


NOTE: The condensed balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


See accompanying notes to Condensed Financial Statements.

                      ILLINOIS SUPERCONDUCTOR CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                  THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                       JUNE 30,                             JUNE 30,
                                           --------------------------------      ------------------------------
                                                 1998              1997               1998              1997
                                           -------------       ------------      ------------       -----------
Net revenues                               $     814,532       $     89,000      $  1,511,701       $   539,000

Costs and expenses:
  Cost of revenues                             1,402,896            899,003         2,448,093         2,074,760
  Research and development                       587,343          1,136,888         1,338,383         2,401,422
  Selling and marketing                          461,834            455,141           829,588         1,021,643
  General and administrative                     813,608            821,398         1,494,825         1,479,957
                                           -------------       ------------      ------------       -----------
Total costs and expenses                       3,265,681          3,312,430         6,110,889         6,977,782
                                           -------------       ------------      ------------       -----------
Operating income (loss)                       (2,451,149)        (3,223,430)       (4,599,188)       (6,438,782)

Other income (expense):
  Investment income                               60,604             55,308            67,986           138,322
  Interest expense                            (3,157,267)            (4,334)       (3,161,300)          (10,762)
                                           -------------       ------------      ------------       -----------
                                              (3,096,663)            50,974        (3,093,314)          127,560
                                           -------------       ------------      ------------       -----------
Net loss                                     ($5,547,812)       ($3,172,456)      ($7,692,502)      ($6,311,222)
                                           =============       ============      ============       ===========
Preferred Stock dividends                            (94)          -                  (61,834)         -
Net loss plus Preferred Stock dividends      ($5,547,906)       ($3,172,456)      ($7,754,336)      ($6,311,222)
                                           =============       ============      ============       ===========

Basic and diluted loss per common share           ($0.44)            ($0.63)           ($0.77)           ($1.25)
                                           =============       ============      ============       ===========
Weighted average number of
    common shares outstanding                 12,481,244          5,050,227        10,113,927         5,036,942
                                           =============       ============      ============       ===========




See accompanying notes to Condensed Financial Statements

                      ILLINOIS SUPERCONDUCTOR CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                          SIX MONTHS ENDED JUNE 30,
                                                                                    ----------------------------------
                                                                                         1998                 1997
                                                                                    -------------        -------------
OPERATING ACTIVITIES:
  Net loss                                                                          $  (7,692,502)       $  (6,311,222)
  Adjustment to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                         554,727              761,986
    Noncash interest expense on Senior Convertible Notes                                3,155,291                    -
    Changes in operating assets and liabilities                                          (390,339)            (756,366)
                                                                                    -------------        -------------
Net cash used in operating activities                                                  (4,372,823)          (6,305,602)
                                                                                    -------------        -------------
INVESTING ACTIVITIES:
    Payment of patent costs                                                               (30,545)             (85,344)
    Acquisition of property and equipment                                                 (22,329)            (178,578)
                                                                                    -------------        -------------
Net cash used in investing activities                                                     (52,874)            (263,922)
                                                                                    -------------        -------------
FINANCING ACTIVITIES:
  Payments of financing costs                                                             (69,247)                   -
  Proceeds from Senior Convertible Notes                                               10,350,000                    -
  Proceeds from issuance of preferred stock - net
    of offering costs                                                                    (120,587)           2,762,682
  Proceeds from issuance of common stock - net of
    offering costs                                                                              -               (8,537)
  Exercise of stock options                                                                 7,325               56,594
  Exercise of warrants                                                                          -               67,364
  Collection of notes receivable from stockholders                                              -              444,246
  Payments on other long-term debt                                                        (42,845)             (40,005)
                                                                                    -------------        -------------
Net cash provided by financing activities                                              10,124,646            3,282,344
                                                                                    -------------        -------------
Increase (decrease) in cash and cash equivalents                                        5,698,949           (3,287,180)
Cash and cash equivalents at beginning of period                                        2,766,886            5,188,047
                                                                                    -------------        -------------
Cash and cash equivalents at end of period                                          $   8,465,835        $   1,900,867
                                                                                    =============        =============


See accompanying notes to condensed financial statements

                      ILLINOIS SUPERCONDUCTOR CORPORATION

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in Illinois Superconductor Corporation's Annual Report on Form 10-K for the year ended December 31, 1997.

NOTE 2 - NET LOSS PER COMMON SHARE

     In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic and diluted net loss per common share is computed based on the weighted average number of common shares outstanding. Common shares issuable upon the exercise of options and warrants are not included in the per share calculations since the effect of their inclusion would be antidilutive. All the earnings per share amounts for all periods have been presented and, where appropriate, restated to conform to the Statement 128 requirements.

NOTE 3 - COMPREHENSIVE INCOME

     As of January 1, 1998 the Company adopted Financial Accounting Standards Board's Statement No.130, Reporting Comprehensive Income . Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholders' equity.

     During the three and six months ended June 30, 1998, total comprehensive income (loss) amounted to $(5,547,812) and ($7,692,502), respectively, compared to ($3,172,456) and ($6,311,222) for the same respective periods in 1997.

NOTE 4 - CAPITAL STOCK

     During the first quarter of 1998, $475,000 (95 shares) of Series B Convertible Preferred Stock were converted into 270,671 shares of the Company's Common Stock ("Common Stock"). Accrued dividends thereon of $13,794 were also converted into 7,860 shares of Common Stock. In addition, $2,475,000 (495 shares) of Series C Convertible Preferred Stock were converted into 2,133,331 shares of Common Stock. Accrued dividends thereon of $50,885 were also converted into 43,797 shares of Common Stock. In addition, $3,240,000 (648 shares) of Series G Convertible Preferred Stock were converted into 3,248,447 shares of Common Stock. Accrued dividends thereon of $61,913 were also converted into 62,075 shares of Common Stock.

     During the second quarter of 1998, $525,000 (105 shares) of Series C Convertible Preferred Stock were converted into 477,968 shares of Common Stock. Accrued dividends thereon of $11,916 were also converted into 10,849 shares of Common Stock. In addition, $260,000 (52 shares) of Series G Convertible Preferred Stock were converted into 260,678 shares of Common Stock. Accrued dividends thereon of $5,490 were also converted into 5,504 shares of Common Stock. Currently, no shares of Series B, Series C or Series G Convertible Preferred Stock remain outstanding.

     On April 22, 1998, the shareholders of the Company approved an increase in the number of shares of authorized Common Stock from 15,000,000 to 30,000,000.

NOTE 5 - INVENTORIES

Inventories at June 30, 1998 consist of the following:

                          Raw materials             $    747,183

                          Work in process                178,717

                          Finished product               624,254
                                                    ------------
                                                    $  1,550,154
                                                    ============

NOTE 6 - SECURITIES PURCHASE AGREEMENT

     On May 15, 1998, the Company entered into a Securities Purchase Agreement ("Agreement") with various parties. Under the terms of the Agreement, the Company issued and sold $10,350,000 aggregate principal amount of Senior Convertible Notes ("Notes") and issued warrants to purchase 4,140,000 shares of Common Stock (Warrants). The Notes bear interest at 2% per annum, payable in cash or in shares of Common Stock at the Company's option, and are due on May 15, 2002. Holders of the Notes may convert the principal amount, plus accrued and unpaid interest, if any, into shares of Common Stock at a conversion price of $1.50 per share. Conversions are not permitted the first 90 days following the issuance of the Notes and are limited to one-half of the original principal amount during the period from 91 to 180 days after the issuance of the Notes. The Company may redeem all or a portion of the Notes at a redemption price equal to the principal amount plus accrued interest thereon, if any, under certain conditions. The Warrants have an exercise price of $3.75 per share and expire on May 15, 2001. The Agreement contains several covenants which limit the Company's ability to incur additional indebtedness and to create any lien, pledge, or encumbrance on any assets of the Company.

     Since the Notes were issued with a non-detachable conversion feature that was "in-the-money" at the date of issuance, a portion of the proceeds equal to the intrinsic value of the conversion feature (equal to $9,918,750 and calculated as the difference between the conversion price and the quoted market price of the Company's Common stock on the date of issuance multiplied by the number of shares into which the Notes are convertible) was allocated to additional paid-in capital, thus creating a discount to the debt. This discount will be recognized as a charge to interest expense using the effective interest method over the period from the date of issuance to the date the Notes first became convertible, resulting in a $3,118,542 charge in the second quarter of 1998.

     In addition, a portion of the proceeds equal to the fair value of the Warrants issued in conjunction with the Notes (equal to $1,230,000 and calculated using the Black-Scholes Approximation Formula) was allocated to additional paid-in capital, thus creating a discount to the debt. This discount will be recognized as a charge to interest expense using the effective interest method over the four year term of the Notes, resulting in a $36,749 charge in the second quarter of 1998.

NOTES 7 - LEGAL PROCEEDINGS

     See "Part II - Other Information, Item 1. Legal Proceedings" for a complete description of outstanding legal matters. The Company believes that the resolution of the matters discussed therein will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Because ILLINOIS SUPERCONDUCTOR Corporation ("the Company") wants to provide investors with more meaningful and useful information, this Quarterly Report on Form 10-Q contains certain "forward-looking statements" (as such term is defined in Section 21E of the Securities and Exchange Act of 1934, as amended) that reflect the Company's current expectations regarding the future results of operations, performance and achievements of the Company. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company has tried, wherever possible, to identify these forward-looking statements by using words such as "anticipates", "believes", "estimates", "expects", "plans", "intends" and similar expressions. These statements reflect the Company's current beliefs and are based on information currently available to it. Accordingly these statements are subject to certain risks, uncertainties and contingencies which could cause the Company's actual results, performance or achievements for 1998 and beyond to differ materially from those expressed in, or implied by, such statements. These important factors include, without limitation, demand for, and acceptance of, the Company's products; the Company's ability to manufacture commercial quantities of the Company's products on a timely, efficient and cost-effective basis; competition by rival manufacturers of filters for the wireless telecommunications market; the Company's ability to obtain additional financing if and when needed; changes in technology; the Company's ability to attract and retain key personnel; costs and other effects of legal proceedings and claims; general business conditions of, and growth in, the wireless telecophony industry; and general economic conditions. A more complete description of these risks, uncertainties and assumptions, are included in the Company's filings with the Securities and Exchange Commission, including those described under the heading "Risk Factors" in the Company's Registration Statement on Form S-3, as amended, initially filed in June 1998. The Company undertakes no obligation to update or revise these forward-looking statements to reflect new events or uncertainties.

     The Company was founded in 1989 by ARCH Development Corporation, an affiliate of the University of Chicago, to commercialize superconducting technologies primarily for the wireless telecommunications industry. The
Company uses its patented and   proprietary high temperature superconductor
(HTS) materials technologies to develop and manufacture radio frequency (RF) front-end products which are designed to enhance the quality, capacity, coverage and flexibility of cellular, personal communications services (PCS), and other wireless telephony services.

     The Company began commercial sales of its RF filter products in 1996. All products revenues during the first six months of 1998 and 1997 were from commercial sales of the Company's RF front-end products. The Company expects sales of its RF front-end products to continue to increase during 1998 from 1997 levels.

RESULTS OF OPERATIONS

     The Company's net revenues increased $725,532 and $972,701 to $814,532 and $1,511,701 for the three and six months, respectively, ended June 30, 1998 compared to the same prior year periods. These increases were a result of increased sales of the Company's RF front-end products.

     Cost of revenues increased to $1,402,896 and $2,448,093 for the three and six months, respectively, ended June 30, 1998 from $899,003 and $2,074,760 in the comparable prior year periods. The reduction in cost of revenues as a percentage of net revenues was due to improvements in direct materials cost per unit, greater labor efficiencies, and reduced manufacturing overhead costs. The Company expects such improvements to continue during the rest of 1998. The Company, however, expects the cost of revenues to exceed the revenues realized until it manufactures and ships a more significant amount of its commercial products.

     The Company's net research and development expenses decreased to $587,343 and $1,338,383 for the three and six month periods, respectively, ended June 30, 1998, from $1,136,888 and $2,401,422 for the same periods in 1997. These decreases were due to a reduction in personnel, engineering material, and other operating costs. The Company expects that its research and development expenses during 1998 will continue to be reduced from 1997 levels.

     Selling and marketing expenses increased to $461,834 for the three months ended June 30, 1998 from $455,141 for the same period in 1997, and decreased to $829,588 for the six months ended June 30, 1998 from $1,021,643 for the same period in 1997. The increase in the three month period was primarily due to additional staffing, while the decrease for the six month period was due to reduced marketing personnel costs and related expenses, reduction in field trial consulting services, and lower advertising costs.

     General and administrative expenses decreased to $813,608 for the three months ended June 30, 1998 from $821,398 for the same period in 1997, and increased to $1,494,825 for the six months ended June 30, 1998 from $1,479,957 for the same period in 1997. The decrease for the three month period was due to reduced personnel costs, while the increase for the six month period was primarily attributable to increased legal expenses, and was partially offset by reduced financial services expense and personnel costs.

     Interest expense, net of interest income increased to $3,096,663 and $3,093,314 for the three and six month periods, respectively, ended June 30, 1998 from $50,974 and $127,560 of investment income, net of interest expense for the same periods in 1997. The increases in interest expense was primarily due to a $3,115,291 charge in the second quarter to amortize the discount on the Senior Convertible Notes issued on May 15, 1998.

IMPACT OF YEAR 2000

     Based on a recent assessment, the Company has determined that it will require very little modification to its software to comply with Year 2000 transition requirements. Most of the software used by the Company in operational applications has been acquired within the past 18 months and such software already address Year 2000 issues. The Company expects to complete any other modifications that may be necessary by December 31, 1998, which is prior to any anticipated impact to the Company's operating systems. The Company realizes, however, that the failure by it or those with which it transacts business to address the Year 2000 issue could adversely affect the Company.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1998, the Company's cash, cash equivalents and investments, including certain restricted investments, was approximately $9,345,902, reflecting an increase of approximately $5,698,703 from $3,647,199 at December 31, 1997.

     During 1995 and 1996, the Company financed a portion of its leasehold improvements and capital equipment additions through various borrowings approximating $743,000, of which $59,000 was outstanding at June 30, 1998. This remaining balance is due in monthly installments through May 1999 and bears interest at 8.5% per annum. Approximately $699,000 in principal amount of promissory notes, plus approximately $106,000 of accrued interest thereon from certain stockholders was outstanding as of June 30, 1998. This receivable was due on April 30, 1997. The Company has filed a lawsuit to collect the outstanding balance, but there can be no assurance when and if such promissory notes will be repaid. (See "Part II - Other Information, Item 1. Legal Proceedings")

     The Company to date has generated limited revenues from product sales. The continuing development and expansion in the sales of the Company's RF filter product lines will require continued commitment of substantial funds to undertake continued product development and manufacturing activities and to market and sell its RF front-end products. The actual amount of the Company's future funding requirements will depend on many factors, including: the amount and timing of future revenues, the level of product marketing and sales efforts to support the Company's commercialization plans, the magnitude of its research and product development programs, the cost of additional plant and equipment for manufacturing and the costs involved in protecting the Company's patents or other intellectual property. As a result of these factors and the Company's recent funding requirements, on May 15, 1998, the Company entered into a Securities Purchase Agreement with a group of investors whereby the Company issued $10.35 million principal amount of Senior Convertible Notes which accrue interest payable in cash or Common stock, at 2% per annum. In connection with the Securities Purchase Agreement, the Company also issued warrants to purchase 4,140,000 shares of the Company's Common Stock at an exercise price of $3.75 per share. (See "Part II - Other Information, Item 2. Changes in Securities").

     Without consideration of proceeds from additional financings, the Company believes that its available cash, cash equivalents and investments is sufficient to finance the Company's current operating plans through at least December 31, 1998. The Company's strategy to generate sufficient working capital to fund its operations and cash requirements in the future includes advancing market penetration with OEM's and customers in overseas markets, building strong and enduring relationships with existing customers, expanding product offerings to meet varying customer needs, and reducing product costs through economies of scale in material purchases, refinement of the manufacturing processes, and the implementation of an overhead reduction program . In addition, the Company has strengthened its Board of Directors and management team by adding several industry veterans and experienced businessmen to assist in implementing the Company's plans.

     While continuously evaluating its needs for capital, the Company may in the future pursue additional sources of capital it considers appropriate based upon Company requirements and market conditions. If the Company is unable to successfully implement its business plan on a timely basis or cannot obtain adequate funds when needed in the future, the Company may be required to delay, scale back or eliminate the manufacturing, marketing or sales of one or more of its products or some or all of its research and development programs. This could substantially impair the Company's ability to compete in the marketplace.

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

     On July 10, 1997, the Company filed a complaint against Sheldon Drobny; Howard L. "Buzz" Simons, joint tenant with Aric and Corey Simons: Aaron Fischer; Stewart Shiman; Sharon D. Gonsky, d/b/a SDG Associates; Gregg Rosenberg; Stacey Rosenberg; Merrill Weber & Co., Inc.; Drobny/Fischer Partnership, an Illinois general partnership; and Ruben Rosenberg (collectively, the "Borrowers"), and Paradigm Venture Investors, L.L.C. (the "Guarantor") in the Circuit Court of Cook County, Illinois, County Department Law Division. The complaint seeks to enforce the terms of loans made to the Borrowers by the Company and evidenced by promissory notes dated December 13, 1996, in the aggregate principal amount of $698,508 and the guarantee by the Guarantor of the Borrowers' obligation under these promissory notes. The Borrowers' notes were issued to the Company in connection with the Borrowers' exercise of warrants to purchase shares of the Company's Common Stock in December 1996.

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

     On January 14, 1998, the Borrowers filed amended defenses and counterclaims based on substantially similar allegations of supposed fraud by the Company. The Company's answer was filed on April 30, 1998 and the parties recently began discovery. The Company regards the amended fraud defense and counterclaim as without factual or legal merit. Effective July 23, 1998, one of the Borrowers, Merrill Weber & Co., Inc., and the Company reached a settlement of their respective claims. The Company intends to vigorously pursue recovery of the moneys owed by the remaining Borrowers and the Guarantor under the promissory notes and the guarantee.

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

     The Company and the Directors regard the suit as without factual or legal merit. Accordingly, on January 16, 1988 the Company and the Directors filed a motion to dismiss Mr. Drobny's complaint. The motion presented arguments that Mr. Drobny's claims are barred by the business judgment rule, Mr. Drobny lacks standing to assert his claims against the Directors and the complaint has various technical pleading defects. To date Mr.Drobny has not responded to the Company's and the Directors' motion to dismiss. Instead, Mr. Drobny filed a motion seeking voluntary dismissal of his complaint on February 25, 1998. Mr. Drobny's motion alleges that he "wishes to become part of the class action" filed by Mr. Lipman (as described below), "instead of prosecuting (his) separate but parallel case." On July 20, 1998, the court granted Mr. Drobny's motion for voluntary dismissal and the case was dismissed without prejudice.

     On January 6, 1998, Jerome H. Lipman, individually and on behalf of all others similarly situated, filed a complaint against the Company and eight of its former or current directors: Leonard A. Batterson, Michael J. Friduss, Peter
S. Fuss, Edward W. Laves, Steven L. Lazarus, Tom L. Powers, Ora E. Smith and Paul Yovovich (collectively, the "Board") in the Circuit Court of Cook County, Illinois, County Department, Chancery Division. The complaint alleged that the Board breached its duty of loyalty and due care to the putative class of stockholders by selecting financing for the Company in June 1997 which supposedly entrenched the Board and reduced the Common Stock price. The complaint also alleged that the Board breached its duty of disclosure by not informing the stockholders that the selected financing would erode the Common Stock price. Mr. Lipman's complaint sought certification of a class consisting of all owners of the Company's Common Stock during the period from June 6, 1997 through November 21, 1997, excluding the Board and Sheldon Drobny. The complaint also seeks an unspecified amount of compensatory and punitive damages, and attorneys' fees.

     The Company and the Board regard the suit as without factual or legal merit. Accordingly, on February 17, 1998, the Company and the Board filed a motion to dismiss Mr. Lipman's complaint. The motion presented arguments that the claims of Mr. Lipman and the putative class are barred by the business judgement rule and the plaintiff's failure to fulfill the legal prerequisites for filing an action against the Board. Prior to a hearing on the Company's and the Board's motion to dismiss, Mr. Lipman filed a motion on March 16, 1998, seeking both to amend his proposed putative class to include Mr. Drobny and to certify the class.

     On June 1, 1998, the court granted the Company's and the Board's motion to dismiss the complaint. Concurrently, Mr. Lipman withdrew his motion to amend the proposed putative class and certify the class. On June 30, 1998, Mr.Lipman filed an amended complaint against the Company's eight former or current directors but no longer included the Company itself as a defendant. The amended complaint alleges that the directors breached their duties of loyalty and due care to the putative class of stockholders by selecting financing for the Company in June 1997 and thereafter drawing two tranches of that financing. The amended complaint seeks certification of a class consisting of all owners of the Company's Common Stock during the period from May 15, 1997 through December 31, 1997, excluding the directors. Mr. Lipman's amended complaint alleges that the stock owned by the putative class lost $61 million due to the financing the directors selected, and seeks an unspecified amount of compensatory and punitive damages. The Company and the Board regard the amended complaint as without factual or legal merit. Accordingly, the Board filed a motion to dismiss Mr. Lipton's amended complaint on July 29, 1998.

     On June 24, 1998, Jonathan Greenwald, derivatively on behalf of the Company, filed a complaint against the Company and the Board in the Court of Chancery of the State of Delaware in and for New Castle County. The Company was served with the complaint on July 31, 1998. To date, service of the complaint upon the Board has not yet been completed. Mr. Greenwald's complaint alleges that the Board breached its duties of good faith, loyalty, due care, and candor by selecting financing for the Company in 1997 which reduced the Common Stock price and was accepted to entrench the Board. The complaint seeks an unspecified amount of compensatory damages, various equitable relief and attorney's fees.

     The Company and the Board regard the suit as without factual or legal merit. Accordingly, following completion of service upon the Board and at such time as response to Mr. Greenwald's complaint is required under Delaware law, the Company and the Board anticipate filing an appropriate motion contesting the complaint.

ITEM 2. CHANGES IN SECURITIES

     On May 15, 1998, the Company issued $10,350,000 aggregate principal amount of Senior Convertible Notes (the "Notes") to a group of institutional investors. Interest on the Notes is payable, in cash or shares of Common stock at the option of the Company, at the rate of 2% per annum. The Notes, exclusive of interest, are convertible into 6,900,002 shares of Common Stock. One half of the principle amount of the Notes is convertible into shares of Common Stock as of August 13,1998 and the remaining principal amount of the Notes will be convertible into shares of Common Stock beginning on November 11, 1998. In connection with the issuance of the Notes, the Company also issued to the investors warrants to purchase 4,140,000 shares of Common Stock at an exercise price of $3.75 per share (the "Warrants").

     The sale of the Notes and Warrants was exempt from the registration requirements of the Securities Act of 1993, as amended (the "Act"), pursuant to
Section 4(2) of the Act and/or Regulation D promulgated thereunder as a transaction by an issuer not involving a public offering, in that the transaction involved the issuance and sale by the Company of its securities to financially sophisticated institutions which represented that they were aware of the Company's activities and business and financial condition, and which represented that they acquired such securities for investment purposes for their own account and not for distribution. All securities representing the Notes and Warrants have been legended. The Company has registered for public resale under the Act the shares of Common Stock into which the Notes and Warrants are convertible or exercisable, as applicable.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     a) A Special Meeting of Stockholders of the Company was held on April 22, 1998.

     b) The stockholders voted to increase the authorized shares of Common Stock from 15,000,000 to 30,000,000. Results of voting were as follows:


For           Against           Abstentions      Brokers Non-Voters
---------     -----------       -----------      ------------------
8,570,899     1,610,184         65,727              0

     (c) The 1998 Annual Meeting of Stockholders of the Company was held on June 11, 1998.

     (d) The stockholders voted to re-elect two Class II directors to the Company's Board of Directors. Results of the voting were as follows:

    Directors         For        Authority    Abstentions    Broker Non-
    ---------         ---        ---------    -----------    -----------
                                 Withheld                       Votes
                                 --------                       -----
Peter S. Fuss     10,046,257      482,203          0              0

Tom L. Powers     10,047,982      480,478          0              0


     Steven Lazarus, Edward W. Laves, Robert D. Mitchum and Terry S. Parker continued their terms of office as directors of the Company after the 1998 Annual Meeting of Stockholders. Ora E. Smith resigned as a director of the Company and the Company's Board of Directors elected Mark D. Brodsky to replace him as a director of the Company.

     (e) The Stockholders also voted to ratify the appointment by the Company's Board of Directors of Ernst & Young LLP as the independent auditors of the Company's financial statements for the year ended December 31, 1998. Results of the voting were as follows:

         For           Against        Abstentions       Broker Non-Votes
         ---           -------        -----------       ----------------
     10,210,042        230,657          87,761                 0

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

                  A.    EXHIBITS   -

                        Exhibit 27 - Financial Data Schedule

    B.         REPORTS ON FORM 8-K

               Reports on Form 8-K filed by the Company during the quarter ended June 30, 1998 were filed by the Company on the following dates:

               April 22, 1998, reporting Item 5
               May 15, 1998, reporting Items 5 and 7
               June 15, 1998, reporting Items 5 and 7

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  ILLINOIS SUPERCONDUCTOR CORPORATION
                                  Registrant




Date: August 14, 1998             By: /s/ Edward W. Laves
                                      -------------------------------------
                                      Edward W. Laves
                                      President and Chief Executive Officer


Date: August 14, 1998             By: /s/ Kenneth Edward Wolf
                                      -------------------------------------
                                      Kenneth E. Wolf
                                      Controller