Form 10-Q
period 1998-09-30
ILLINOIS SUPERCONDUCTOR CORPORATION
filed 1998-11-16
CIK 888693

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


              For the Quarterly Period Ended:  September 30, 1998


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

     As of November 13, 1998 there were outstanding 12,557,344 shares of common stock, par value $.001, of the registrant.

                      ILLINOIS SUPERCONDUCTOR CORPORATION
                        QUARTER ENDED SEPTEMBER 30, 1998

                                     INDEX

PART I  -  FINANCIAL INFORMATION

                                                                                          PAGE

Item 1. Financial Statements ..............................................................  3
     Condensed Balance Sheets as of September 30, 1998 (unaudited) and December 31, 1997 ..  3
     Condensed Statements Of Operations (unaudited) for the three months ended September 30, 1998 and 1997, and the nine
       months ended September 30, 1998 and 1997............................................  4
     Condensed Statements Of Cash Flows (unaudited) for the nine months ended September 30, 1998 and 1997............................................  5
     Notes To Condensed Financial Statements ..............................................  6

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations .............................................................  8

Item 3. Quantitative and Qualitative Disclosures About Market Risk .......................  11

PART II  -  OTHER INFORMATION

Item 1. Legal Proceedings ................................................................  11

Item 6. Exhibits and Reports on Form 8-K .................................................  13

                         PART 1 - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                      ILLINOIS SUPERCONDUCTOR CORPORATION
                            CONDENSED BALANCE SHEETS
                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997




                                                           SEPTEMBER 30,           DECEMBER 31,
                                                               1998                   1997
                                                          --------------         ---------------
                                                            (Unaudited)
ASSETS:
  Current assets:
  Cash and cash equivalents                                  $ 5,262,275             $ 2,766,886
  Investments                                                          -                 500,313
  Inventories                                                  3,262,166               1,726,141
  Accounts receivable                                            955,063                 586,501
  Prepaid expenses and other                                     113,103                 471,928
                                                             -----------             -----------
Total current assets                                           9,592,607               6,051,769
  Property and equipment:
  Property and equipment                                       8,230,928               8,177,293
  Less: accumulated depreciation                               4,478,020               3,654,239
                                                             -----------             -----------
Net property and equipment                                     3,752,908               4,523,054
  Other assets:
  Restricted certificates of deposit                             400,418                 380,000
  Deferred financing costs, net                                   87,098                       -
Patents and trademarks, net                                      660,268                 579,486
                                                             -----------             -----------
                                                               1,147,784                 959,486
                                                             -----------             -----------
Total assets                                                 $14,493,299             $11,534,309
                                                             ===========             ===========
LIABILITIES AND STOCKHOLDERS' EQUITY:
  Current liabilities:
  Accounts payable                                           $ 1,030,054             $   717,425
  Accrued liabilities                                            265,123                 587,285
Current portion of other long-term debt                           26,654                  78,077
                                                             -----------             -----------
Total current liabilities                                      1,321,831               1,382,787
Other long term debt, less current portion                             -                  13,541

Senior Convertible Notes                                      10,350,000                       -
Discount on Senior Convertible Notes                          (2,587,751)                      -
Deferred occupancy costs                                          91,262                  91,412

Stockholders' equity:
  Series B Convertible Preferred Stock at liquidation
   value:  0 and 95 shares issued and outstanding at
   September 30, 1998 and December 31, 1997, respectively              -                 488,534
  Series C Convertible Preferred Stock at liquidation
   value:  0 and 600 shares issued and outstanding at
   September 30, 1998 and December 31, 1997, respectively              -               3,038,424
  Series G Convertible Preferred Stock at liquidation
   value:  0 and 700 shares issued and outstanding at
   September 30, 1998 and December 31, 1997, respectively              -               3,530,206
  Common stock ($.001 par value); 30,000,000 and
   15,000,000 shares authorized and 12,557,344 and 6,001,925 issued and outstanding at September 30, 1998 and December 31,
   1997, respectively                                             12,557                   6,002
  Additional paid-in capital                                  60,057,991              41,991,941
  Notes receivable from stockholders                            (693,508)               (698,508)
  Accumulated deficit                                        (54,059,083)            (38,310,030)
                                                             -----------             -----------
Total stockholders' equity                                     5,317,957              10,046,569
                                                             -----------             -----------
Total liabilities and stockholders' equity                   $14,493,299             $11,534,309
                                                             ===========             ===========

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


           See Accompanying notes to Condensed Financial Statements.

                      ILLINOIS SUPERCONDUCTOR CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                    THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                       SEPTEMBER 30,                              SEPTEMBER 30,
                                         -----------------------------------------  ------------------------------------------
                                                 1998                 1997                  1998                  1997
                                         --------------------  -------------------  --------------------  --------------------

Net revenues                                $    226,732           $   216,750           $  1,738,433         $   755,750
Costs and expenses:
  Cost of revenues                             1,016,977               996,668              3,465,070           3,071,428
  Research and development                       643,315               982,385              1,981,698           3,383,807
  Selling and marketing                          418,685               487,464              1,248,273           1,509,107
  General and administrative                     843,265               708,404              2,338,090           2,188,361
                                            ------------          ------------           ------------        ------------
Total costs and expenses                       2,922,242             3,174,921              9,033,131          10,152,703
                                            ------------          ------------           ------------        ------------
Operating loss                                (2,695,510)           (2,958,171)            (7,294,698)         (9,396,953)
Other income (expense):
  Investment income                              123,735                49,150                191,721             187,472
  Noncash interest expense on Senior
  Convertible Notes (Note 6)                  (5,405,708)                    -             (8,561,000)                  -
  Other interest expense                         (79,068)               (2,843)               (85,076)            (13,605)
                                            ------------          ------------           ------------        ------------
                                              (5,361,041)               46,307             (8,454,355)            173,867
                                            ------------          ------------           ------------        ------------
Net loss                                     $(8,056,551)          $(2,911,864)          $(15,749,053)       $ (9,223,086)
                                            ============          ============           ============        ============
Preferred Stock dividends                    $         -           $   (55,625)          $    (61,834)       $    (55,625)
Net loss plus Preferred Stock dividends      $(8,056,551)          $(2,967,489)          $(15,810,887)       $ (9,278,711)
                                            ============          ============           ============        ============
Basic and diluted loss per common share      $     (0.64)          $     (0.58)          $      (1.45)       $      (1.83)
                                            ============          ============           ============        ============
Weighted average number of
common shares outstanding                     12,557,313             5,133,953             10,937,339           5,069,634
                                            ============          ============           ============        ============





See Accompanying Notes to Condensed Financial Statements

                      ILLINOIS SUPERCONDUCTOR CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                                    1998                      1997
                                                                              ----------------         ----------------
OPERATING ACTIVITIES:
Net loss                                                                        $(15,749,053)           $(9,223,086)
Adjustment to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                      837,552              1,151,439
  Noncash interest expense on Senior Convertible Notes                             8,561,000                      -
  Changes in operating assets and liabilities                                     (1,575,866)            (1,449,785)
                                                                                ------------        ---------------
Net cash used in operating activities                                             (7,926,367)            (9,521,432)
                                                                                ------------        ---------------
INVESTING ACTIVITIES:
  Sales of available-for-sale securities                                             500,313                      -
  Payment of patent costs                                                            (87,403)              (149,536)
  Acquisition of property and equipment                                              (53,635)              (267,421)
                                                                                ------------        ---------------
Net cash provided by (used in) investing activities                                  359,275               (416,957)
                                                                                ------------        ---------------
FINANCING ACTIVITIES:
  Payments of financing costs                                                        (94,247)                     -
  Proceeds from Senior Convertible Notes                                          10,350,000                      -
  Proceeds from issuance of preferred stock - net
  of offering costs                                                                 (140,633)             4,071,120
  Proceeds from issuance of common stock - net of
  offering costs                                                                           -                 (8,537)
  Exercise of stock options                                                            7,325                 66,361
  Exercise of warrants                                                                     -                780,973
  Collection of notes receivable from stockholders                                     5,000                444,246
Payments on other long-term debt                                                     (64,964)               (60,628)
                                                                                ------------        ---------------
Net cash provided by financing activities                                         10,062,481              5,293,535
                                                                                ------------        ---------------
Increase (decrease) in cash and cash equivalents                                   2,495,389             (4,644,854)
Cash and cash equivalents at beginning of period                                   2,766,886              5,188,047
                                                                                ------------        ---------------
Cash and cash equivalents at end of period                                      $  5,262,275            $   543,193
                                                                                ============        ===============




         See accompanying notes to condensed financial statements

                      ILLINOIS SUPERCONDUCTOR CORPORATION

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in Illinois Superconductor Corporation's Annual Report on Form 10-K for the year ended December 31, 1997.

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

NOTE 3 - COMPREHENSIVE INCOME

     As of January 1, 1998 the Company adopted Financial Accounting Standards Board's Statement No.130, Reporting Comprehensive Income . Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net loss or stockholders' equity.

     During the three and nine months ended September 30, 1998 total comprehensive loss amounted to $(8,056,551) and $(15,810,887), respectively, compared to $(2,967,489) and $(9,278,711) for the same respective periods in 1997.

NOTE 4 - CAPITAL STOCK

     During the first quarter of 1998, $475,000 (95 shares) of Series B Convertible Preferred Stock were converted into 270,671 shares of Common Stock. Accrued dividends thereon of $13,794 were also converted into 7,860 shares of Common Stock. In addition, $2,475,000 (495 shares) of Series C Convertible Preferred Stock were converted into 2,133,331 shares of Common Stock. Accrued dividends thereon of $50,885 were also converted into 43,797 shares of Common Stock. In addition, $3,240,000 (648 shares) of Series G Convertible Preferred Stock were converted into 3,248,447 shares of common stock. Accrued dividends thereon of $61,913 were also converted into 62,075 shares of Common Stock.

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

     On April 22, 1998, the stockholders of the Company approved an increase in the number of shares of authorized Common Stock from 15,000,000 to 30,000,000.

NOTE 5 - INVENTORIES

Inventories at September 30, 1998 consisted of the following:


               Raw materials..............................  $1,551,354
               Work in process............................   1,118,205
               Finished product...........................     592,607
                                                            ----------
                                                            $3,262,166
                                                            ==========

NOTE 6 - SECURITIES PURCHASE  AGREEMENT

     On May 15, 1998 the Company entered into a Securities Purchase Agreement ("Agreement") with various parties. Under the terms of the Agreement, the Company issued and sold $10,350,000 aggregate principal amount of Senior Convertible Notes ("Notes") and issued warrants to purchase 4,140,000 shares of the Company's common stock (Warrants). The Notes bear interest at 2% per annum, payable in cash or in shares of the Company's common stock at the Company's option, and are due on May 15, 2002. Holders of the Notes may convert the principal amount, plus accrued and unpaid interest, if any, into shares of the Company's common stock at a conversion price of $1.50 per share. Conversions are not permitted during the first 90 days following the issuance of the Notes and are limited to one-half of the original principal amount during the period from 91 to 180 days after the issuance of the Notes. The Company may redeem all or a portion of the Notes at a redemption price equal to the principal amount plus accrued interest thereon, if any, under certain conditions. The Warrants have an exercise price of $3.75 per share and expire on May 15, 2001. The Agreement contains several covenants which limit the Company's ability to incur additional indebtedness and to create any lien, pledge, or encumbrance on any assets of the Company.

     Since the Notes were issued with a non-detachable conversion feature that was "in-the-money" at the date of issuance, a portion of the proceeds equal to the intrinsic value of the conversion feature (equal to $9,918,750 and calculated as the difference between the conversion price and the quoted market price of the Company's Common stock on the date of issuance multiplied by the number of shares into which the Notes are convertible) was allocated to additional paid-in capital, thus creating a discount to the debt. This discount will be recognized as a charge to interest expense using the effective interest method over the period from the date of issuance to the date the Notes first become convertible, resulting in $5,333,045 and $8,451,588 of charges for the three and nine months, respectively, ended September 30,1998.

     In addition, a portion of the proceeds equal to the fair value of the Warrants issued in conjunction with the Notes (equal to $1,230,000 and calculated using the Black-Scholes Approximation Formula) was allocated to additional paid-in capital, thus creating a discount to the debt. This discount will be recognized as a charge to interest expense using the effective interest method over the four year term of the Notes, resulting in $72,663 and $109,412 of charges for the three and nine months, respectively, ended September 30, 1998.

NOTES 7 - LEGAL PROCEEDINGS

     See Part II - Other Information, Item 1 - Legal Proceedings for a complete description of outstanding matters. The Company believes that the resolution of the matters discussed therein will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.
 .

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Because ILLINOIS SUPERCONDUCTOR Corporation ("the Company") wants to provide investors with more meaningful and useful information, this Quarterly Report on Form 10-Q contains certain "forward-looking statements" (as such term is defined in Section 21E of the Securities and Exchange Act of 1934, as amended) that reflect the Company's current expectations regarding the future results of operations, performance and achievements of the Company. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company has tried, wherever possible, to identify these forward-looking statements by using words such as "anticipates", "believes", "estimates", "expects", "plans", "intends" and similar expressions. These statements reflect the Company's current beliefs and are based on information currently available to it. Accordingly these statements are subject to certain risks, uncertainties and contingencies, which could cause the Company's actual results, performance or achievements for 1998 and beyond to differ materially from those expressed in, or implied by such statements. These important factors include, without limitation, demand for, and acceptance of, the Company's products; the Company's ability to manufacture commercial quantities of the Company's products on an efficient and cost-effective basis; competition by rival manufacturers of filters for the wireless telecommunications market; the Company's ability to obtain additional financing when needed; changes in technology; the Company's ability to attract and retain key personnel; costs and other effects of legal proceedings and claims; general business conditions of, and growth in, the wireless telecophony industry; and general economic conditions. A more complete description of these risks, uncertainties and assumptions, are included in the Company's filings with the Securities and Exchange Commission, including those described under the heading "Risk Factors" in the Company's Registration Statement on Form S-3, as amended, initially filed in June 1998. The Company undertakes no obligation to update or revise these forward-looking statements to reflect new events or uncertainties.

     The Company was founded in 1989 by ARCH Development Corporation, an affiliate of the University of Chicago, to commercialize superconducting technologies primarily for the wireless telecommunications industry. The Company uses its patented and proprietary high temperature superconductor
(HTS) materials technologies to develop and manufacture radio frequency (RF) front-end products which are designed to enhance the quality, capacity, coverage and flexibility of cellular , personal communications services (PCS) , and other wireless telephony services.

     The Company began commercial sales of its RF filter products in 1996. All revenues during the first nine months of 1998 and 1997 were from commercial sales of the Company's RF front-end products. In October 1998, the Company reduced the prices for its products in order to increase market penetration. To date in the fourth quarter of 1998, the Company has received purchase orders for approximately $1,100,000 of products, which it expects to ship in the fourth quarter of 1998. There is no assurance that this rate of order flow will continue through the remainder of the fourth quarter or beyond.

RESULTS OF OPERATIONS

     The Company's net revenues increased $9,982 and $982,683 to $226,732 and $1,738,433 for the three and nine month periods, respectively, ended September 30, 1998 compared to $216,750 and $755,750 for the same prior year periods. Net revenues for the periods represent gross product shipments less reserves for potential product returns. Such reserves are based on the Company's historical product return rates. The increases in net revenues were a result of increased sales of the Company's RF front-end products.

     Cost of revenues increased to $1,016,977 and $3,465,070 for the three and nine month periods, respectively, ended September 30, 1998 from $996,668 and $3,071,428 in the comparable prior year periods primarily as a result of higher volumes of product sales and an increase in inventory reserves. Cost of revenues as a percentage of net revenues was the same for three month period ended September 30, 1998 compared to the same prior year period primarily due to improvements in direct materials cost per unit, greater labor efficiencies, and reduced manufacturing overhead costs, offset by an increase in the adjustment necessary to reduce ending inventories from cost to market value. Cost of revenues as a percentage of net revenues decreased for the nine month period ended September 30, 1998 compared to the same prior year period due to improvements in direct materials cost per unit, greater labor efficiencies, and reduced manufacturing overhead costs. The Company expects these improvements to continue during the rest of 1998. The Company, however, expects the cost of revenues to exceed net revenues until it manufactures and ships a more significant amount of its commercial products.

     The Company's research and development expenses decreased to $643,315 and $1,981,698 for the three and nine month periods, respectively, ended September 30, 1998, from $982,385 and $3,383,807 for the same periods in 1997. These decreases were due to a reduction in personnel, engineering material, and other operating costs. The Company expects that its research and development expenses during the remainder of 1998 will continue to be reduced from 1997 levels.

     Selling and marketing expenses decreased to $418,685 and $1,248,273 for the three and nine month periods, respectively, ended September 30,1998 from $487,464 and $1,509,107 for the same periods in 1997., These decreases were due to reduced marketing personnel costs and related expenses, reduction in field trial consulting services, and lower advertising costs.

     General and administrative expenses increased to $843,265 and $2,338,090 for the three and nine month periods, respectively, ended September 30, 1998, from $708,404 and $2,188,361 for the same periods in 1997. These increases were primarily attributable to increased legal and consulting expenses, which were partially offset by reduced financial services expenses and personnel costs.

     Interest expense, net of interest income increased to $5,361,041 and $8,454,355 for the three and nine month periods, respectively, ended September 30, 1998 from $46,307 and $173,867 of investment income, net of interest expense for the same periods in 1997. The increases in interest expense were primarily due to a $5,405,708 charge in the third quarter of 1998 and a $8,561,000 charge for the nine month period ended September 30, 1998 to amortize the discount on the Senior Convertible Notes issued on May 15, 1998.

IMPACT OF YEAR 2000

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have time-sensitive software may recognize a date using "00" as the year 1990 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

     The Company has established a task force comprised of several employees to evaluate the Company's status with respect to the Year 2000 Issue. The task force has identified the following areas as possibly being affected by the Year 2000 issue: (1) IT and non-IT systems, (2) manufacturing applications and (3) third-party relationships. For each of these areas, the Company is in the process of identifying and assessing specific software, equipment and systems which are potentially susceptible to the Year 2000 Issue. The Company expects to develop and implement corrective actions to ensure that by September 30, 1999 its software, equipment and systems will function properly with respect to dates in the year 2000 and thereafter. The Company believes the total cost of such year 2000 compliance activities will not be material. The Company believes that it has no material exposure to contingencies related to the Year 2000 Issue for the products that it has sold to date.

     The Company processes its transactions and applications utilizing a network of personal computers. In addition, the Company's telephone system, fax machines, payroll, alarm systems and other miscellaneous systems utilize computer equipment and software. The Company is identifying which software and equipment needs to be upgraded. Based on its assessment to date, the Company does not believe that significant modifications or replacement of its software systems will be required to be year 2000 compliant. Most of the software used by the Company in operational applications has been acquired within the past 18 months and is year 2000 complaint.

     The Company's manufacturing activities rely on machine tools and test stations, each of which contain embedded technology. The Company has identified the particular hardware and software systems used in such manufacturing applications.. The Company is orally communicating with suppliers of these systems and based on such conversations believes the manufacturing applications are year 2000 compliant.

     The Company relies on third party suppliers for raw materials, utilities and other key supplies and services. The Company, therefore, recognizes that it is vulnerable to third party suppliers that fail to remediate their own Year 2000 Issues. The Company is orally communicating with its significant suppliers to determine their year 2000 compliance status. The Company is also dependent upon its customers for sales and cash flow. The Company does not currently have any formal information concerning the year 2000 compliance status of its customers, but has received indications that most of the Company's customers are working on year 2000 compliance.

     The Company's most reasonably likely worst case scenario with respect to the Year 2000 Issue is that (1) its manufacturing applications may malfunction and (2) third party suppliers of raw materials and utilities and customers may be unable to remediate their own Year 2000 Issues. In such scenario, the Company could experience manufacturing interruptions, delays in distribution of its products and reduced sales. This would have a material adverse effect on the Company's operations. The Company currently has no contingency plan in the event such most reasonably likely worst case scenario occurs.

     The Company currently believes that the Year 2000 Issue will not pose significant operational problems for the Company. However, if all Year 2000 Issues are not properly identified or remediated on a timely basis, there can be no assurance that the Company's results of operations or relationships with customers and suppliers will not be materially adversely affected. There can also be no guarantee that the systems of other companies on which the Company relies will be timely converted or that their failure to do so would not have a material adverse effect on the Company's operations.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1998, the Company's cash, cash equivalents and investments, including certain restricted investments, was $5,662,693 reflecting an increase of $2,015,494 from $3,647,199 at December 31, 1997

     During 1995 and 1996, the Company financed a portion of its leasehold improvements and capital equipment additions through various borrowings approximating $743,000, of which $26,654 was outstanding at September 30, 1998. This remaining balance is due in monthly installments through May 1999 and bears interest at 8.5% per annum. Approximately $694,000 in principal amount of promissory notes, plus approximately $124,000 of accrued interest thereon from certain stockholders was outstanding as of September 30, 1998. These notes were due on April 30, 1997. The Company has filed a lawsuit to collect the outstanding balance, but there can be no assurance when and if such promissory notes will be repaid. (See "Part II - Other Information, Item 1. Legal Proceedings")

     The Company to date has generated limited revenues from product sales. The continuing development and expansion in the sales of the Company's RF filter product lines will require continued commitment of substantial funds to undertake continued product development and manufacturing activities and to market and sell the Company's RF front-end products. The actual amount of the Company's future funding requirements will depend on many factors, including: the amount and timing of future revenues, the level of product marketing and sales efforts to support the Company's commercialization plans, the magnitude of its research and product development programs, the cost of additional plant and equipment for manufacturing and the costs involved in protecting the Company's patents or other intellectual property.

     Without consideration of proceeds from additional financings, the Company believes that its available cash, cash equivalents and investments is sufficient to finance the Company's current operating plans through at least March 31, 1999. The Company's strategy to generate sufficient working capital to fund its operations and cash requirements in the future includes advancing market penetration with OEM's and customers in overseas markets, building strong and enduring relationships with existing customers, expanding product offerings to meet varying customer needs, and reducing product costs through economies of scale in material purchases, refinement of the manufacturing processes, and the further implementation of an overhead reduction program.

     The Company is evaluating its needs for capital and expects to pursue additional sources of capital it considers appropriate based upon the Company's requirements and market conditions. If the Company is unable obtain adequate funds when needed in the future, the Company will be required to delay, substantially scale back or eliminate the manufacturing, marketing or sales of its products or its research and development programs. This would materially and adversely affect the Company's business, financial condition and operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - Not Applicable

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     As previously disclosed in the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, and June 30, 1998, on June 5, 1996, Craig M. Siegler filed a complaint against the Company in the Circuit Court of Cook County, Illinois, County Department, Chancery Division. The complaint alleged that, in connection with the Company's private placement of securities in November 1995, the Company breached and repudiated an oral contract with Mr. Siegler for the issuance and sale by the Company to Mr. Siegler of 370,370.37 shares of the Company's common stock, plus warrants (immediately exercisable at $12.96 per share) to purchase an additional 370,370.37 shares of the Common Stock, for a total price of $4,000,000. The remedy sought by Mr. Siegler was a sale to him of such securities on the terms of the November 1995 private placement. On August 16, 1996, the Company's motion to dismiss Mr. Siegler's complaint was granted with leave to amend. On September 19, 1996, Mr. Siegler's motion for reconsideration was denied.

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

     As previously disclosed in the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, and June 30, 1998 on July 10, 1997, the Company filed a complaint against Sheldon Drobny; Howard L. "Buzz" Simons, joint tenant with Aric and Corey Simons: Aaron Fischer; Stewart Shiman; Sharon
D. Gonsky, d/b/a SDG Associates; Gregg Rosenberg; Stacey Rosenberg; Merrill Weber & Co., Inc.; Drobny/Fischer Partnership, an Illinois general partnership; and Ruben Rosenberg (collectively, the "Borrowers"), and Paradigm Venture Investors, L.L.C. (the "Guarantor") in the Circuit Court of Cook County, Illinois, County Department Law Division. The complaint seeks to enforce the terms of loans made to the Borrowers by the Company and evidenced by promissory notes dated December 13, 1996, in the aggregate principal amount of $698,508 and the guarantee by the Guarantor of the Borrowers' obligation under these promissory notes. The Borrowers' notes were issued to the Company in connection with the Borrowers' exercise of warrants to purchase shares of the Company's common stock (the "Common Stock") in December 1996.

     On September 30, 1997, the Borrowers and the Guarantor responded to the Company's complaint. Concurrently, the Borrowers filed a counterclaim alleging that they exercised the warrants in reliance on the Company's alleged fraudulent representations to certain of the Borrowers concerning a third-party's future underwriting of a secondary public offering of the Common Stock. The counterclaim sought an amount of damage which the Borrowers allege "cannot currently be determined." On December 10, 1997, the Company's motion to strike the Borrowers' fraud defense and dismiss their counterclaim was granted with leave to amend.

     On January 14, 1998, the Borrowers filed amended defenses and counterclaims based on substantially similar allegations of supposed fraud by the Company. The Company's answer was filed on April 30, 1998 and the parties are proceeding with discovery. The Company regards the amended fraud defense and counterclaim as without factual or legal merit. Effective July 23, 1998, one of the Borrowers, Merrill Weber & Co., Inc., and the Company reached a settlement of their respective claims. The Company intends to vigorously pursue recovery of the moneys owed by the Borrowers and the Guarantor under the promissory notes and the guarantee.

     As previously disclosed in the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, and June 30, 1998, on November 21, 1997, a stockholder, Sheldon Drobny, sued the Company and seven of its former or current directors: Edward W. Laves, Leonard A. Batterson, Paul G. Yovovich, Peter S. Fuss, Steven Lazarus, Tom L. Powers and Ora E. Smith (collectively, the "Directors") in the Circuit Court of Cook County, Illinois, County Department, Law Division. The complaint alleged that the Directors breached their duties of loyalty and due care to Mr. Drobny by selecting financing for the Company in June 1997 which supposedly entrenched the Directors, eroded the Common Stock price and diluted Mr. Drobny's equity in the Company. Mr. Drobny's complaint sought an unspecified amount of compensatory damages in excess of $50,000.

     The Company and the Directors regard the suit as without factual or legal merit. Accordingly, on January 16, 1988 the Company and the Directors filed a motion to dismiss Mr. Drobny's complaint. The motion presented arguments that Mr. Drobny's claims are barred by the business judgment rule, Mr. Drobny lacks standing to assert his claims against the Directors and the complaint has various technical pleading defects. Mr.Drobny did not respond to the Company's and the Directors' motion to dismiss. Instead, Mr. Drobny filed a motion seeking voluntary dismissal of his complaint, alleging that he "wishes to become part of the class action" filed by Mr. Lipman (as described below), "instead of prosecuting (his) separate but parallel case. On July 20, 1998, the court granted Mr. Drobny's motion for voluntary dismissal and the case was dismissed without prejudice.

     As previously disclosed in the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, and June 30, 1998, on January 6, 1998, Jerome
H. Lipman, individually and on behalf of all others similarly situated, filed a complaint against the Company and eight of its former or current directors:
Leonard A. Batterson, Michael J. Friduss, Peter S. Fuss, Edward W. Laves, Steven L. Lazarus, Tom L. Powers, Ora E. Smithand Paul Yovovich (collectively, the "Board") in the Circuit Court of Cook County, Illinois, county department, Chancery Division. The complaint alleged that the Board breached its duty of loyalty and due care to the putative class of stockholders by selecting financing for the Company in June 1997 which supposedly entrenched the Board and reduced the Common stock price. The complaint also alleged that the Board breached its duty of disclosure by not informing the stockholders that the selected financing would erode the Common Stock price. Mr. Lipman's complaint sought certification of a class consisting of all owners of the Company's Common Stock during the period from June 6, 1997 through November 21, 1997, excluding the Board and Sheldon Drobny. The complaint also sought an unspecified amount of compensatory and punitive damages, and attorneys' fees.

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

     On June 1, 1998, the court granted the Company's and the Board's motion to dismiss the complaint. Concurrently, Mr. Lipman withdrew his motion to amend the proposed putative class and certify the class. On June 30, 1998, Mr. Lipman filed an amended complaint against the Company's eight former or current directors but excluding the Company itself as a defendant. The amended complaint alleges that the directors breached their duties of loyalty and due care to the putative class of stockholders by selecting financing for the Company in June 1997 and thereafter drawing two tranches of that financing. The amended complaint seeks certification of a class consisting of all owners of the Company's Common Stock during the period from May 15, 1997 through December 31, 1997, excluding the directors. Mr. Lipman's amended complaint alleges that the stock owned by the putative class lost $61 million due to the financing the directors selected, and seeks an unspecified amount of compensatory and punitive damages. The Company and the Board of Directors regard the amended complaint as without factual or legal merit. Accordingly, the Board of Directors filed a motion to dismiss Mr. Lipton's amended complaint on July 29, 1998. The court recently scheduled a hearing on the Board's motion to dismiss for December 1998.
                                       12

     As previously disclosed in the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, and June 30, 1998, on June 24, 1998, Jonathan Greenwald, derivatively on behalf of the Company, filed a complaint against the Company and the Board in the court of Chancery of the State of Delaware in and for New Castle County. Mr. Greenwald's complaint alleges that the Board breached its duties of good faith, loyalty, due care, and candor by selecting financing for the Company in 1997 which purportedly reduced the stock price and was supposedly accepted to entrench the Board. The complaint seeks an unspecified amount of compensatory damages, various equitable relief and attorney's fees. To date, no court proceedings have been held on Mr. Greenwald's suit.

     The Company and the Board regard the suit as without factual or legal merit. Accordingly, at such time as a response to Mr. Greenwald's complaint is required under Delaware law, the Company and the Board anticipate filing an appropriate motion contesting the complaint.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        A.   EXHIBITS.
             Exhibit 10 Form of Directors Indemnification Agreement
             Exhibit 27   Financial Data Schedules

        B.   REPORTS ON FORM 8-K
             The Company did not file any Current Reports on Form 8-K during the third quarter of 1998.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ILLINOIS SUPERCONDUCTOR CORPORATION
                                        Registrant





     Date: November 13, 1998            By:  /s/Edward W. Laves
                                           ------------------------------------
                                           Edward W. Laves
                                           President and Chief Executive Officer


     Date: November 13, 1998            By: /s/Kenneth E. Wolf
                                           ------------------------------------
                                           Kenneth E. Wolf
                                           Controller