Form 10-K
period 1998-12-31
ILLINOIS SUPERCONDUCTOR CORPORATION
filed 1999-03-31
CIK 888693

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                 ---------------

                                    FORM 10-K
(Mark One)
 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         COMMISSION FILE NUMBER 0-22302

                       ILLINOIS SUPERCONDUCTOR CORPORATION
             (Exact name of registrant as specified in its charter)

          DELAWARE                                              36-3688459
(State or other jurisdiction                               (I.R.S. Employer
of incorporation)                                          Identification No.)

                               451 KINGSTON COURT
                          MT. PROSPECT, ILLINOIS 60056
                                 (847) 391-9400
          (Address and telephone number of principal executive offices)

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:

                               Title of each class
                               -------------------
                    Common Stock, par value $0.001 per share
                         Preferred Stock Purchase Rights

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     On March 25, 1999, 12,557,344 shares of the registrant's Common Stock were outstanding. The aggregate market value on March 25, 1999 of the registrant's Common Stock held by non-affiliates of the registrant was $14,127,012.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the registrant's definitive proxy statement for the annual meeting of stockholders to be held on June 9, 1999 are incorporated by reference in Part III of this Form 10-K.

================================================================================

                                               TABLE OF CONTENTS

                                                     PART I
Item 1.    Business...........................................................................................    1
Item 2.    Properties.........................................................................................   19
Item 3.    Legal Proceedings..................................................................................   19
Item 4.    Submission of Matters to a Vote of Security Holders................................................   21

                                                     PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters..............................   22
Item 6.    Selected Financial Data............................................................................   24
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations..............   25
Item 7a.   Quantitative and Qualitative Disclosures About Market Risk.........................................   28
Item 8.    Financial Statements and Supplementary Data........................................................   29
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...............   49

                                                     PART III

Item 10.   Directors and Executive Officers of the Registrant.................................................   50
Item 11.   Executive Compensation.............................................................................   50
Item 12.   Security Ownership of Certain Beneficial Owners and Management.....................................   50
Item 13.   Certain Relationships and Related Transactions.....................................................   50

                                                      PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K....................................   51

Because the Company wants to provide investors with more meaningful and useful information, this Annual Report on Form 10-K ("Form 10-K") contains, and incorporates by reference, certain "forward-looking statements" (as such term is defined in Section 21E of the Securities Exchange Act of 1934, as amended) that reflect the Company's current expectations regarding the future results of operations, performance and achievements of the Company. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company has tried, wherever possible, to identify these forward-looking statements by using words such as "anticipates," "believes," "estimates," "expects," "plans," "intends" and similar expressions. These statements reflect the Company's current beliefs and are based on information currently available to it. Accordingly, these statements are subject to certain risks, uncertainties and contingencies, which could cause the Company's actual results, performance or achievements to differ materially from those expressed in, or implied by, such statements. These factors include, among others, the following: the Company's history of net losses and the lack of assurance that the Company's earnings will be sufficient to cover fixed charges in the future; the degree to which the Company is leveraged and the restrictions imposed on the Company under its existing debt instruments which may adversely affect the Company's ability to finance its future operations, to compete effectively against better capitalized competitors and to withstand downturns in its business or the economy generally; the Company's current inability to satisfy the minimum maintenance requirements for the continued listing of its shares of Common Stock for trading on the Nasdaq National Market which may have a material adverse effect on the liquidity of the Common Stock and the Company's ability to obtain additional funding as needed if such shares are delisted; demand for, and acceptance of, the Company's products; continued downward pressure on the prices charged for the Company's products due to competition of rival manufacturers of filters for the wireless telecommunications market; the timing and receipt of customer orders; the Company's ability to attract and retain key personnel; the effects of legal proceedings and other factors described in this Form 10-K, including those described under the heading "Risk Factors," or in other filings of the Company with the Securities and Exchange Commission. The Company undertakes no obligation to release publicly the results of any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Illinois Superconductor Corporation (the "Company") uses its patented and proprietary high temperature superconductor ("HTS") materials, radio frequency ("RF") filter designs and cryogenic technologies to develop, manufacture and market high performance products designed to enhance the quality, capacity, coverage and flexibility of cellular, Personal Communications Services ("PCS") and other wireless telecommunications services. Superconductor materials, when cooled below a critical temperature, are able to transmit an electric current with either no or minimal loss of energy. Because of this minimal energy loss, superconductors are attractive for a wide range of commercial applications.

     RF filters refine the radio signals by passing radio waves through a series of resonators (poles) which allow certain frequencies to pass while rejecting other frequencies. The more poles in the RF filter, the more effective the RF filter. Each pole, however, has electrical resistance which causes the loss (insertion loss) of desired radio waves. Therefore, the more poles in a conventional RF filter, the greater the insertion loss. The advantage of using superconductors in RF filters is that more poles can be added without significant increases in insertion loss. Adding superconductors does not, however, change the fundamental fact that filter performance depends upon the number of poles. The Company's highest performing RF filters have more than 30 poles which the Company believes is significantly greater than any other commercially available filter.

     Filters can be designed with a variety of structures including stripline, microstrip, cavity, dielectric, and waveguide. The Company is able to produce RF filters using any of these technologies, but has primarily focused on cavity filters because of their high performance and tuning flexibility. The Company uses its proprietary thick-film superconducting technology for its RF filters. The Company believes that relative to other superconducting materials technologies, thick-film provides for higher RF filter performance and lower distortion levels. The Company also believes that its thick-film superconductor technology is unique in its ability to handle high-powered transmit applications while maintaining very low levels of intermodulation distortion. In addition, thick-film technology does not require "clean" rooms for manufacturing, which reduces the cycle time and cost of production. Superconductors become superconducting at temperatures of roughly -200(Degree) C. These temperature levels can be maintained using commercially available mechanical cooling systems. The Company has developed cryogenic packaging systems for its RF filters which are highly reliable over longer durations and minimize operating costs.

     The Company was founded in 1989 by ARCH Development Corporation, an affiliate of the University of Chicago, to commercialize superconductor technologies initially developed by Argonne National Laboratory. The Company was incorporated in Illinois on October 18, 1989 and reincorporated in Delaware on September 24, 1993. The Company's facilities and principal executive offices are located at 451 Kingston Court, Mt. Prospect, Illinois 60056 and its telephone number is (847) 391-9400.

BUSINESS STRATEGY

     The Company's objective is to be the global leader in supplying high performance RF filter products to the growing wireless telecommunications market. Key elements of the Company's strategy include the following:

     - Offering the Highest Performance RF Filter Systems in the Industry. The Company's proprietary thick-film and RF filter design technology permits the Company to build RF filters with a high level of adjacent band interference rejection coupled with a low level of desired signal loss. The Company believes that its success will depend upon maintaining its technological leadership.

     - Supplying Price Competitive Products. The Company has been able to continually reduce its product cost, which has permitted the Company to competitively price its products. Currently, the price for the Company's superconducting filters is approaching that of conventional filters. The Company's lowest price product currently sells for less than $10,000 per cell site. The Company believes that with superior performance and competitive pricing it can become the dominant RF filter manufacturer in the world. In 1997, the Company reduced product costs by 50%, and in 1998 the Company reduced product costs by an additional 40%. The Company believes that it can continue to achieve further cost reductions in the coming years.

     - Providing Solutions for Different Market Needs. The Company has successfully expanded its product line in response to a wide variety of customer needs in a cost-effective manner. For rural markets, the Company currently offers a rural range extension product for under $10,000, while for urban markets, it offers a 24 pole brick wall RF filter which it believes is superior to the other RF filters currently available on the market. The Company has achieved this broad product portfolio through flexible designs which can quickly be adapted to different customer needs. By addressing the varied needs of the market at a reasonable price, the Company aims to provide real value to its customers.

     - Superior Customer Support The Company strives to exceed its customers' expectations for quality and responsiveness by minimizing service interruptions. Because of its superior quality and customer support, the Company was awarded Motorola's superior quality award in 1998.

     - Best in Class Reliability. To insure maximum customer retention, the Company aims to provide the highest level of reliability to its customers. To achieve this, the Company introduced its proprietary ATP(TM) technology which insures that its RF filters continue to operate even when there is a cooling system or power failure. In addition, the Company has chosen its cooler vendor based on superior reliability and offers such features as redundant alarms and remote diagnostics.

     - Focusing on Fast Growing Commercial Markets. The Company has focused on the fast growing wireless telecommunications market and has deferred at this time pursuing other commercial applications of its proprietary technology. This focus has minimized overhead costs and allowed the Company to be first to market with new RF products and a broader product portfolio than its competitors.

     - Building Long-Term Relationships with Customers. Becoming the preferred RF filter vendor with customers will allow the Company to focus on expanding its business with new customers and in new markets. To date, the Company has established strong relationships with six of the largest wireless operators in the United States. These customers have placed repeated orders in multiple markets. The Company's largest customer purchased equipment for over 50 cell sites in the fourth quarter of 1998.

     The Company has received orders from multiple wireless telecommunications service providers located in the United States, Canada and Asia, including many of the largest wireless operators in the United States. The Company's RF filters are now installed in over 100 cell sites in market areas across the United States. In 1997, commercial orders from wireless service providers were generally for one or two operational cell sites, with the largest order having been for five cell sites. In 1998, commercial orders significantly increased with several wireless service providers deploying the Company's products in tens of cell sites. The Company's newest product line, the PowerMaster(TM) line of transmit filters, has generated interest from several major original equipment manufacturers ("OEMs") that supply cellular and PCS systems equipment to the wireless service providers.

     The Company is an approved vendor for one of the world's largest cellular system equipment manufacturers and is pursuing similar relationships with other OEMs. Being an approved vendor allows cellular and PCS service providers in the U.S. and abroad to purchase the Company's products directly from the OEM, for use in both new and existing cell sites.

RISK FACTORS

     The following factors, in addition to the other information contained elsewhere herein, should be considered carefully in evaluating the Company and its business.

Uncertain Market Acceptance of Superconducting Telecommunications Products

     The Company's RF filter products, which are based on the Company's HTS technology, have not been sold in very large quantities and a sufficient market may not develop for the Company's products. The Company's customers establish demanding specifications for performance and reliability. The Company's RF filter products may not continue to meet product performance and reliability criteria set by cellular and PCS service providers. Also, the Company's products may not operate reliably on a long-term basis, the Company may be unable to manufacture adequate quantities of any products it develops at commercially acceptable costs or on a timely basis, or the Company's current or future products may not achieve market acceptance. The Company has experienced, and may continue to experience, quarterly fluctuations in its results of operations as its RF filter products attempt to gain market acceptance while being subject to the lengthy purchase processes of customers. Failure to successfully develop, manufacture and commercialize products on a timely and cost-effective basis will have a material adverse effect on the Company's business, operating results and financial condition.

Limited Operating History; History of Losses; and Uncertainty of Financial
Results

     The Company was founded in October 1989 and through 1996 was engaged principally in research and development ("R&D"), product testing, manufacturing, marketing and sales activities. The Company has only recently begun to generate significant revenues from the sale of its RF filter products. Prior to the commencement of these sales, the majority of the Company's revenues were derived from R&D contracts, primarily from the U.S. government. The Company does not expect revenues to increase dramatically until it ships a significantly larger amount of its RF products. Accordingly, the Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of product commercialization.

     The Company has incurred substantial net losses in each year since its inception. The Company expects to continue to incur operating losses through at least the end of 1999 as it continues to devote significant financial resources to its product development, manufacturing, marketing and sales efforts. Even if the Company is able to overcome the significant remaining manufacturing and marketing hurdles necessary to sell large quantities of its RF filter products, the Company may never achieve a profitable level of operations or, if profitability is achieved, it may not be sustained.

     The Company's customers are highly concentrated. The loss of an individual customer may have a material adverse effect on the Company's business. The wireless telecommunications market is currently experiencing an increasing rate of consolidation among the largest wireless operators which may cause a significant disruption and/or delay in the sales of the Company's products. In order to continue to grow revenues, the Company may be required to further reduce the prices of its products. In the event of further price reductions, the Company may not be able to reduce product costs sufficiently to achieve acceptable product margins.

Future Capital Needs and Delisting of Common Stock

     To date, the Company has financed its operations primarily through public and private equity and debt financings. Although the Company recently completed a private placement of $3.3 million in aggregate initial principal amount of convertible debt securities, the Company believes that it will require substantial additional funds during the third quarter of 1999 to finance its product development, manufacturing, marketing and sales activities. In addition, the Company's outstanding debt instruments contain certain restrictions which may adversely impair the Company's ability to obtain additional financing. See "Substantial Leverage; Restrictions Contained in Debt Instruments" below. If additional funds are raised by issuing other equity or convertible debt securities, further dilution to existing or future stockholders is likely to result. If adequate funds are not available on acceptable terms when needed, the Company would be required to substantially delay, scale-back or eliminate the manufacturing, marketing or sales of one or more of its products or research and development programs, or may be required to obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates or potential products that the Company would not otherwise relinquish. This would materially adversely affect the Company's business operating results and financial condition. Inadequate funding also could impair the Company's ability to compete in the marketplace.

     The Company regularly examines opportunities to expand its technology base and product line through means such as licenses, joint ventures and acquisitions of assets or ongoing businesses, and may issue securities in connection with such transactions. However, no commitments to enter into or pursue any such transactions have been made at this time, and any such discussions may not result in any such transaction being concluded.

     In addition, the Company currently has a limited number of unreserved authorized shares of its Common Stock, $.001 par value per share (the
"Common Stock"), available for future issuance in connection with financings. The Company plans to request that its stockholders approve an increase in the number of authorized shares at the next annual meeting of the Company's stockholders. Failure to obtain this approval would limit the Company's ability to raise sufficient funds to support its business plans.

     The Company is currently unable to maintain a level of net tangible assets required to maintain the listing of the Common Stock for trading on the Nasdaq National Market, and the Common Stock may be delisted for trading on the Nasdaq National Market in the near future. Such delisting could have a material adverse effect on the liquidity of the Common Stock and could have a material adverse effect on the Company's ability to obtain additional funding as needed, especially if the Company is unable to list the Common Stock for trading on another securities market or exchange.

Substantial Leverage; Restrictions Contained in Debt Instruments

     The Company is substantially leveraged. The degree to which the Company is leveraged may adversely affect the Company's ability to finance its future operations, to compete effectively against better capitalized competitors and to withstand downturns in its business or the economy generally. Although the Company's outstanding Notes (as defined below under "Substantial Number of Shares Eligible for Future Sale; Dilution") currently permit, subject to certain restrictions, the Company to pay accrued interest on such securities in shares of Common Stock, the Company may be unable to continue to be permitted to do so in the future. If the Company is no longer permitted to pay accrued interest on the Notes in shares of Common Stock, the Company may not be successful in raising additional equity or debt financing sufficient to enable it to pay such interest in cash. In addition, the Company's outstanding Notes contain restrictions that may adversely affect the Company's ability to raise additional equity or debt financing. Under the Notes, the Company is not permitted, without the prior approval of the holders of the Notes, (i) to incur any additional indebtedness (other than pursuant to a working capital line of credit in an amount not to exceed $1 million or to trade creditors in the ordinary course of business) or to create any lien, pledge, or encumbrance, subject to certain exceptions, on any assets of the Company, (ii) for so long as a significant portion of the Notes remain outstanding, to engage in certain sale or merger transactions, or to engage in certain other transactions which require the approval of the Company's stockholders, or (iii) to redeem, purchase or otherwise acquire any equity or debt securities of the Company which are junior in rights or preferences to the Notes, or to pay any dividend (other than in shares of Common Stock) with respect to such securities. In addition, in the event that the Company fails to achieve break-even or positive operating income during the second quarter of 2000, the Notes may become immediately due and payable unless the holders thereof agree to modify or waive such provision. Furthermore, for so long as the amount of Common Stock issuable upon conversion of the Notes represents 5% or more of the total then outstanding shares of the Common Stock, the holders of the Notes have the right to designate two members for election to the Company's Board of Directors.

Volatility of Common Stock Price

     The market price of the Common Stock, like that of many other high-technology companies, has fluctuated significantly and is likely to continue to fluctuate in the future. Since January 1, 1998, the closing price of the Common Stock has ranged from a low of $0.84 per share to a high of $3.31 per share. Announcements by the Company or others regarding the receipt of customer orders, quarterly variations in operating results, additional equity or debt financings, changes in recommendations of securities analysts, results of customer field trials, scientific discoveries, technological innovations, litigation, product developments, patent or proprietary rights, government regulation and general market conditions may have a significant impact on the market price of the Common Stock. In addition, if in the future the closing price of the Common Stock as reported on the Nasdaq National Market remains below $1.00 per share for 30 consecutive days, the Common Stock could be delisted for trading on the Nasdaq National Market. Such delisting could have a material adverse effect on the liquidity of the Common Stock.

Limited Experience in Manufacturing, Marketing and Sales

     For the Company to be financially successful, it must manufacture its products in substantial quantities, at acceptable costs and on a timely basis. Although the Company to date has produced limited quantities of its products for commercial installations and for use in development and customer field trial programs, production of large quantities at competitive costs presents a number of technological and engineering challenges for the Company. The Company may be unable to manufacture such products in sufficient volume. The Company has limited experience in manufacturing, and substantial costs and expenses may be incurred in connection with attempts to manufacture larger quantities of the Company's products. The Company may be unable to make the transition to large scale commercial production successfully.

     The Company's marketing and sales experience to date is very limited. The Company will be required to further develop its marketing and sales force in order to effectively demonstrate the advantages of its products over more traditional products, as well as competitive superconductive products. The Company may also elect to enter into agreements or relationships with third parties regarding the commercialization or marketing of its products. If the Company enters into such agreements or relationships, it will be substantially dependent upon the efforts of others in deriving commercial benefits from its products. The Company may be unable to establish adequate sales and distribution capabilities, it may be unable to enter into marketing agreements or relationships with third parties on financially acceptable terms, and any third parties with whom it enters into such arrangements may not be successful in marketing the Company's products.

     To date, the Company's products have been installed in over 100 cell sites with a wide geographic dispersion. Although the Company's products have not experienced any significant reliability problems to date, the Company's products may develop quality problems in the future. Repeated or widespread quality problems could result in significant warranty expenses and/or the loss of customer confidence. The occurrence of such quality problems could have a material adverse effect on the Company's business, operating results and financial condition.

Competition

     The wireless telecommunications equipment market is very competitive. The Company's products compete directly with products which embody existing and future competing commercial technologies. In particular, in cellular and PCS telecommunications applications, the Company competes with conventional RF component manufacturers whose products are currently in use by the Company's potential customers. Many of these companies have substantially greater financial resources, larger R&D staffs and greater manufacturing and marketing capabilities than the Company. Other emerging wireless technologies, including "smart antennas" and tower mounted amplifiers, may also provide protection from RF interference and offer enhanced range to cellular and PCS service providers at lower prices and/or superior performance, and may therefore compete with the Company's products. High performance RF filters may not become a preferred technology to address the needs of cellular and PCS service providers. Failure of the Company's products to improve performance sufficiently, reliably, or at an acceptable price or to achieve commercial acceptance or otherwise compete with conventional and new technologies will have a material adverse effect on the Company's business, operating results and financial condition.

     Although the market for superconductive electronics currently is small and in the early stages of development, the Company believes it will become intensely competitive, especially if products with significant market potential are successfully developed. In addition, if the superconducting industry develops, additional competitors with significantly greater resources are likely to enter the field. In order to compete successfully, the Company must continue to develop and maintain technologically advanced products, reduce production costs, attract and retain highly qualified personnel, obtain additional patent or other protection for its technology and products and manufacture and market its products, either alone or with third parties. The Company may be unable to achieve these objectives. Failure to achieve these objectives would have a material adverse effect on the Company's business, operating results and financial condition.

     During the fourth quarter of 1998, the Company implemented a new pricing strategy pursuant to which it reduced the prices for all of its products. Although sales of the Company's products increased significantly during the fourth quarter of 1998, such sales growth may not be sustained over subsequent periods. Similarly, the Company may not be able to continue to reduce product costs sufficiently to achieve and maintain acceptable product margins.

Management of Growth

     The Company's growth to date has caused, and will continue to cause, a significant strain on its management, operational, financial and other resources. The Company's ability to manage its growth effectively will require it to implement and improve its operational, financial, manufacturing and management information systems and expand, train, manage and motivate its employees. These demands may require the addition of new management personnel and the development of additional expertise by management. Any increase in resources devoted to product development and marketing and sales efforts could have an adverse effect on the Company's financial performance in the next several fiscal quarters. If the Company were to receive substantial orders, the Company may have to expand its current facility, which could cause an additional strain on the Company's management personnel and development resources. The failure of the Company's management team to effectively manage growth could have a material adverse effect on the Company's business, operating results and financial condition.

Rapid Technological Change; Possible Pursuit of Other Market Opportunities

     The field of superconductivity is characterized by rapidly advancing technology. The success of the Company will depend in large part upon its ability to keep pace with advancing superconducting technology, high performance RF filter design and efficient, low cost cryogenic technologies. Rapid changes have occurred, and are likely to continue to occur, in the development of superconducting materials and processes. The Company will have to continue to improve its ability to fabricate thick-film HTS devices, design high performance RF filters and efficient cryogenic subsystems and produce significant quantities of products based on these improvements. The Company's development efforts may be rendered obsolete by the adoption of alternative solutions to current wireless operator problems or by technological advances made by others. In addition, other materials or processes, including other superconducting materials or fabrication processes, may prove more advantageous for the commercialization of high performance wireless products than the materials and processes selected by the Company.

     Because HTS product development is a new and emerging field, there may in the future be new opportunities that are more attractive than those initially identified by the Company for its targeted markets. As a result, the Company may elect in the future to commit its resources to such other potentially more attractive market opportunities. Such election may require the Company to limit or abandon its current focus on developing, manufacturing, marketing and selling HTS products for cellular, PCS and other telecommunications markets. The risks associated with other markets may be different from the risks associated with the cellular, PCS and other wireless telecommunications markets.

Focus on Wireless Telecommunications Market; Current and Future
Competitive Technologies

     The Company has selected the wireless telecommunications market, in particular the cellular and PCS markets, as the first principal target market for its superconductor-based products. The devotion of substantial resources to the wireless telecommunications market makes the Company vulnerable to adverse changes in this market. Adverse developments in the wireless telecommunications market, which could come from a variety of sources, including future competition, new technologies or regulatory decisions, could affect the competitive position of wireless systems. Any adverse developments in the wireless telecommunications market during the foreseeable future would have a material adverse effect on the Company's business, operating results and financial condition.

     The Federal Communications Commission ("FCC") has adopted rules that provide preferential licensing treatment for parties that develop new communications services and technologies. These developments and further technological advances may make available other alternatives to cellular or PCS service, thereby creating additional sources of competition. Competition to cellular or PCS technologies could adversely affect the market for the Company's products, or result in changes in the Company's development and manufacturing programs.

Dependence on a Limited Number of Customers

     To date, the Company's marketing and sales efforts have focused on major cellular service providers in retrofit applications and, to a lesser extent, on PCS operators and cellular and PCS original equipment manufacturers. During 1998, sales to three of the Company's customers accounted for over 88% of the Company's total revenues for 1998. The Company expects that if its RF filter products achieve market acceptance, a limited number of wireless service providers and OEMs will account for a substantial portion of its revenue during any period. Sales of many of the Company's RF filter products depend in significant part upon the decision of prospective customers and current customers to adopt and expand their use of the Company's products. Wireless service providers and the Company's other customers are significantly larger than, and are able to exert a high degree of influence over, the Company. Customers' orders are affected by a variety of factors such as new product introductions, regulatory approvals, end user demand for wireless services, customer budgeting cycles, inventory levels, customer integration requirements, competitive conditions and general economic conditions. The loss of one or more of the Company's customers or the failure to attract new customers would have a material adverse effect on the Company's business, operating results and financial condition.

Lengthy Sales Cycles

     Wireless service providers, wireless equipment OEMs and the Company's other customers are significantly larger than, and are able to exert a high degree of influence over, the Company. Prior to selling its products to these customers, the Company must generally undergo lengthy approval and purchase processes. Technical and business evaluation by potential customers can take up to a year or more for products based on new technologies such as HTS. The length of the approval process is affected by a number of factors, including, among others, the complexity of the product involved, priorities of the customers, budgets and regulatory issues affecting customers. The Company may not obtain the necessary approvals or ensuing sales of such products may not occur. The length of the Company's customers' approval process or delays could have a material adverse effect on the Company's business, operating results and financial condition.

Dependence on Limited Sources of Supply

     Certain parts and components used in the Company's RF filter products, including substrates, vacuum components, and cryogenic refrigerators, are only available from a limited number of sources. The Company's reliance on these limited source suppliers exposes the Company to certain risks and uncertainties, including the possibility of a shortage or discontinuation of certain key components and reduced control over delivery schedules, manufacturing capabilities, quality and costs. Any reduced availability of such parts or components when required could materially impair the Company's ability to manufacture and deliver its products on a timely basis and result in the cancellation of orders, which could have material adverse effect on the Company's business, operating results and financial condition. In addition, the purchase of certain key components involves long lead times and, in the event of unanticipated increases in demand for the Company's products, the Company may be unable to manufacture products in a quantity sufficient to meet its customers' demand in any particular period. The Company has no guaranteed supply arrangements with its limited source suppliers, does not maintain an extensive inventory of parts or components, and customarily purchases parts and components pursuant to purchase orders placed from time to time in the ordinary course of business.

     To satisfy customer requirements, the Company may be required to stock certain long lead time parts in anticipation of future orders. The failure of such orders to materialize as forecasted could limit resources available for other important purposes or accelerate the Company's requirement for additional funds. In addition, such excess inventory could become obsolete which would adversely affect the Company's financial performance. Business disruption, production shortfalls or financial difficulties of a limited source supplier could materially and adversely effect the Company by increasing product costs or reducing or eliminating the availability of such parts or components. In such events, the inability of the Company to develop alternative sources of supply quickly and on a cost-effective basis could materially impair the Company's ability to manufacture and deliver its products on a timely basis and could have a material adverse effect on its business, operating results and financial condition.

Intellectual Property and Patents

     The Company's success will depend in part on its ability to obtain patent protection for its products and processes, to preserve its trade secrets and to operate without infringing upon the patent or other proprietary rights of others and without breaching or otherwise losing rights in the technology licenses upon which any Company products are based. As of December 31, 1998, the Company has been issued 20 U.S. patents, has filed and is actively pursuing applications for 16 other U.S. patents, and is the licensee of 10 U.S. patents and patent applications held by others. One of the Company's patents is jointly owned with Lucent Technologies, Inc. The Company believes that, since the discovery of HTS materials in 1986, a large number of patent applications have been filed worldwide and many patents have been granted in the U.S. relating to HTS materials. The claims in those patents often appear to overlap and there are interference proceedings pending in the United States Patent and Trademark Office (not currently involving the Company) regarding rights to inventions claimed in some of the HTS materials patent applications. The Company also believes there are a large number of patents and patent applications covering RF filter products and other products and technologies that the Company is pursuing. Accordingly, the patent positions of companies using HTS materials technologies and RF technologies, including the Company, are uncertain and involve complex legal and factual questions. The patent applications filed by the Company or by the Company's licensors may not result in issued patents or the scope and breadth of any claims allowed in any patents issued to the Company or its licensors may not exclude competitors or provide competitive advantages to the Company. In addition, patents issued to the Company or its licensors may not be held valid if subsequently challenged or others may claim rights in the patents and other proprietary technologies owned or licensed by the Company. Others may have developed or may in the future develop similar products or technologies without violating any of the Company's proprietary rights. Furthermore, the Company's loss of any license to technology that it now has or acquires in the future may have a material adverse effect on the Company's business, operating results and financial condition.

     Some of the patents and patent applications owned or licensed by the Company are subject to non-exclusive, royalty-free licenses held by various governmental units. These licenses permit these U.S. government units to select vendors other than the Company to produce products for the U.S. Government which would otherwise infringe the Company's patent rights which are subject to the royalty-free licenses. In addition, the U.S. Government has the right to require the Company to grant licenses (including exclusive licenses) under such patents and patent applications or other inventions to third parties in certain instances.

     Patent applications in the U.S. are currently maintained in secrecy until patents are issued. In foreign countries, this secrecy is maintained for a period of time after filing. Accordingly, publication of discoveries in the scientific literature or of patents themselves or laying open of patent applications in foreign countries tends to lag behind actual discoveries and filing of related patent applications. Due to this factor and the large number of patents and patent applications related to HTS materials, RF technologies and other products and technologies that the Company is pursuing, comprehensive patent searches and analyses associated with HTS materials, RF technologies and other products and technologies that the Company is pursuing are often impractical or not cost-effective. As a result, the Company's patent and literature searches cannot fully evaluate the patentability of the claims in the Company's patent applications or whether materials or processes used by the Company for its planned products infringe or will infringe upon existing technologies described in U.S. patents or may infringe upon claims in patent applications made available in the future. Because of the volume of patents issued and patent applications filed relating to HTS materials, RF technologies and other products and technologies that the Company is pursuing, the Company believes there is a significant risk that current and potential competitors and other third-parties have filed or will file patent applications for, or have obtained or will obtain, patents or other proprietary rights relating to materials, products or processes used or proposed to be used by the Company. In any such case, to avoid infringement, the Company would have to either license such technologies or design around any such patents. The Company may be unable to obtain licenses to such technologies or, if obtainable, such licenses may not be available on terms acceptable to the Company or the Company may be unable to successfully design around these third-party patents.

     Participation in litigation or patent office proceedings in the U.S. or other countries, which could result in substantial cost to and diversion of effort by the Company, may be necessary to enforce patents issued or licensed to the Company, to defend the Company against infringement claims made by others or to determine the ownership, scope or validity of the proprietary rights of the Company and others. The parties to such litigation may be larger, better capitalized than the Company and better able to support the cost of litigation. An adverse outcome in any such proceedings could subject the Company to significant liabilities to third parties, require the Company to seek licenses from third parties and/or require the Company to cease using certain technologies, any of which could have a material adverse effect on the Company's business, operating results and financial condition.

     The Company believes that a number of patent applications, including applications filed by International Business Machines

Corporation, Lucent Technologies, Inc., and other potential competitors of the Company are pending that may cover the useful compositions and uses of certain HTS materials including yttrium barium copper oxide ("YBCO"), the principal HTS material used by the Company in its present and currently proposed products. Therefore, there is a substantial risk that one or more third parties may be granted patents covering YBCO and other HTS materials and their uses, in which case the Company could not use these materials without an appropriate license. As with other patents, the Company has no assurance that it will be able to obtain licenses to any such patents for YBCO or other HTS materials or their uses or that such licenses would be available on commercially reasonable terms. Any of these problems would have a material adverse effect on the Company's business, operating results and financial condition.

Government Regulations

     Although the Company believes that its wireless telecommunications products themselves would not be subject to licensing by, or approval requirements of, the FCC, the operation of base stations is subject to FCC licensing and the radio equipment into which the Company's products would be incorporated is subject to FCC approval. Base stations and the equipment marketed for use therein must meet specified technical standards. The Company's ability to sell its wireless telecommunications products is dependent on the ability of wireless base station equipment manufacturers and wireless base station operators to obtain and retain the necessary FCC approvals and licenses. In order for them to be acceptable to base station equipment manufacturers and to base station operators, the characteristics, quality and reliability of the Company's base station products must enable them to meet FCC technical standards. Any failure to meet such standards or delays by base station equipment manufacturers and wireless base station operators in obtaining the necessary approvals or licenses could have a material adverse effect on the Company's business, operating results and financial condition. In addition, HTS RF filters are on the U.S. Department of Commerce's export regulation list. Therefore, exportation of such RF filters to certain countries may be restricted or subject to export licenses.

     The Company is subject to governmental labor, safety and discrimination laws and regulations with substantial penalties for violations. In addition, employees and others may bring suit against the Company for perceived violations of such laws and regulations. Defense against such complaints could result in significant legal costs for the Company. Although the Company endeavors to comply with all applicable laws and regulations, it may be the subject of complaints in the future which could have material adverse effect on the Company's business, operating results and financial condition.

     The Company uses certain hazardous materials in its research, development and manufacturing operations. As a result, the Company is subject to stringent federal, state and local regulations governing the storage, use and disposal of such materials. It is possible that current or future laws and regulations could require the Company to make substantial expenditures for preventive or remedial action, reduction of chemical exposure, or waste treatment or disposal. The Company believes it is in material compliance with all environmental regulations and to date the Company has not had to incur significant expenditures for preventive or remedial action with respect to the use of hazardous materials. However, the operations, business or assets of the Company could be materially and adversely affected by the interpretation and enforcement of current or future environmental laws and regulations. In addition, although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, there is the risk of accidental contamination or injury from these materials. In the event of an accident, the Company could be held liable for any damages that result. Furthermore, the use and disposal of hazardous materials involves the risk that the Company could incur substantial expenditures for such preventive or remedial actions. The liability in the event of an accident or the costs of such actions could exceed the Company's resources or otherwise have a material adverse effect on the Company's business, results of operations and financial condition.

Dependence on Key Personnel

     The Company's success will depend in large part upon its ability to attract and retain highly qualified management, administrative, manufacturing, marketing, sales and R&D personnel. Due to the specialized nature of the Company's business, it may be difficult to locate and hire qualified personnel. The loss of services of one of its executive officers or other key personnel, or the failure of the Company to attract and retain other executive officers or key personnel, could have a material adverse effect on the Company's business, operating results and financial condition.

Business Interruptions and Dependence on a Single U.S. Facility

     The Company's primary operations, including engineering, manufacturing, research, distribution and general administration, are housed in a single facility in Mt. Prospect, Illinois. Any material disruption in the Company's operations, whether due to fire, flooding, natural disaster, power loss or otherwise, would have a material adverse effect on the Company's business, operating results and financial condition.

Substantial Number of Shares Eligible for Future Sale; Dilution

     On March 31, 1999, the Company privately issued an aggregate of $3.3 million initial principal amount of senior convertible notes due May 15, 2002 (the "New Notes"). The New Notes accrue interest at the rate of 6% per annum, payable in cash or shares of Common Stock at the Company's option, and are convertible into an aggregate of 2,933,334 shares of Common Stock. In connection with the issuance of the New Notes, warrants exercisable for an aggregate of 1,320,000 shares of Common Stock at an exercise price of $1.4625 per share (the "New Warrants") were also issued. The New Warrants expire on March 31, 2002. Concurrently with the issuance of the New Notes, the Company amended certain terms of $5.5 million in aggregate principal amount of the Company's senior convertible notes due May 15, 2002 (the "Amended Notes") and the warrants exercisable for an aggregate of 2,200,000 shares of Common Stock (the "Amended Warrants") issued in connection therewith. The Amended Notes accrue interest at the rate of 6% per annum, payable in cash or shares of Common Stock at the Company's option, and are convertible into an aggregate of 4,888,889 shares of Common Stock. The Amended Warrants expire on May 15, 2001 and are exercisable at an exercise price of $1.4625 per share. In addition, as of March 31, 1999, $4.85 million in aggregate principal amount of the Company's senior convertible notes due May 15, 2002 issued in May 1998 (the "1998 Notes," and together with the New Notes and the Amended Notes, the "Notes"), and the warrants exercisable for an aggregate of 1,940,000 shares of Common Stock issued in connection therewith (the "1998 Warrants," and together with the New Warrants and the Amended Warrants, the "Warrants"), remain outstanding. The 1998 Notes accrue interest at the rate of 2% per annum, which interest is payable in cash or Common Stock at the Company's option, and are convertible into an aggregate of 3,233,333 shares of Common Stock. The 1998 Warrants expire on May 15, 2001 and are exercisable at an exercise price of $3.75 per share. An aggregate of 16,515,556 shares of Common Stock are issuable upon conversion of the Notes and exercise of the Warrants which is equal to approximately 132% of the Common Stock outstanding as of March 31, 1999.

     The sale of a substantial number of shares of Common Stock by the Company or any of its significant stockholders upon the conversion of a substantial portion of the Notes or the exercise of a substantial portion of the Warrants, or the perception that such sales could occur, could adversely affect the prevailing market price of the Common Stock. In addition, any such sale or such perception could make it more difficult for the Company to sell equity securities in the future at a time and price that the Company deems appropriate.

     As of December 31, 1998, the Company had, including to the 1998 Warrants and the Amended Warrants, outstanding warrants to purchase 4,678,688 shares of Common Stock at a weighted average exercise price of $4.33 per share and options to purchase 1,193,977 shares of Common Stock at a weighted average exercise price of $6.71 per share (827,321 of which have not yet vested) issued to employees, directors and consultants pursuant to the Company's Amended and Restated 1993 Stock Option Plan, as amended, and individual agreements with management and directors of the Company. In order to attract and retain key personnel, the Company may issue additional securities, including stock options, in connection with its employee benefit plans. During the terms of the Notes and such options and warrants (including the Warrants), the holders thereof are given the opportunity to benefit from a rise in the market price of the Common Stock.

     The conversion of the Notes into, or the exercise of options and warrants (including the Warrants) for, Common Stock, as well as the sale or issuance by the Company of additional shares of Common Stock and/or rights to purchase Common Stock, would likely have an adverse or dilutive effect on the market value of the Common Stock. The Company also may in the future offer equity participation in connection with the obtaining of non-equity financing, such as debt or leasing arrangements accompanied by warrants to purchase equity securities of the Company. This could also have a dilutive effect upon the holders of Common Stock.

Anti-Takeover Provisions

     The Company has certain provisions which may be deemed to have a potential "anti-takeover" effect in that such provisions may delay, defer or prevent a change of control of the Company. In February 1996, the Board of Directors of the Company (the "Board of Directors") adopted a stockholders rights plan (the "Rights Plan"). By causing substantial dilution to a person or group that attempts to acquire the Company on terms not approved by the Board of Directors, the Series A Rights and Series B Rights of the Rights Plan may interfere with certain acquisitions, including acquisitions that may offer a premium over market price to some or all of the Company's stockholders. Further discussion of the Rights Plan is set forth herein under the heading "Market for Registrant's Common Equity and Related Stockholder Matters-Rights Plan." In addition, the Company's Certificate of Incorporation and By-Laws contain provisions that include (i) a requirement that stockholder action may be taken only at stockholders meetings; (ii) the authority of the Board of Directors to issue series of the Company's preferred stock with such voting rights and other powers as the Board of Directors may determine; (iii) notice requirements in the Bylaws relating to nominations to the Board of Directors and to the raising of business matters at stockholders meetings; and (d) the classification of the Board of Directors into three classes, each serving for staggered three-year terms. In addition, the Company's outstanding debt instruments contain provisions which may be deemed to have a potential "anti-takeover" effect. The interests of the holders of such debt instruments could conflict with the interests of the Company's stockholders. See "Substantial Leverage; Restrictions Contained in Debt Instruments" above.

WIRELESS TELECOMMUNICATIONS INDUSTRY BACKGROUND

     The wireless telecommunications industry has experienced significant growth, both domestically and internationally, in recent years. This growth appears to be due to the increasing popularity of wireless telecommunications, the entry of new service providers into the market as governments open up new RF spectrum, the continuing decline in the price of service and wireless telephones, and the introduction of new service features. Rapid growth has intensified RF interference while increasing wireless operators' demand for improved system quality, lower capital expenditures per customer, and co-location of multiple antennas with other RF transmitters at a single cell site.

     In the United States, wireless telecommunications services customers now frequently have a choice of at least four wireless service providers. Digital technologies such as Global System for Mobile Telecommunications ("GSM"), Code Division Multiple Access ("CDMA"), and Time Division Multiple Access ("TDMA") allow operators to offer such advanced features as short message service, fax, three-way conferencing and call waiting. Wireless systems are also marketed as a convenient and economical substitute for regular wireline telephone service. In addition, service providers are also trying to differentiate themselves on the basis of quality, price, coverage, and advanced service features. The rapid growth in competition in wireless telecommunications services is forcing operators to reduce costs and to seek out new cost effective solutions such as high performance filters which can reduce capital costs while increasing network capacity. Already, manufacturers and operators are beginning to plan a new and more advanced form of wireless telecommunications called Third Generation cellular or "3G." 3G is expected to provide full Internet access and video teleconferencing services. The first 3G network is expected to become commercial in Japan in 2001 and in Europe soon thereafter.

     Industry statistics demonstrate the rapid growth of the wireless telecommunications industry. The Cellular Telecommunications Industry Association ("CTIA") reports that as of June 1998 there were over 60 million wireless customers in the United States. Industry publications, as well as other industry sources, have estimated a total worldwide wireless customer base of approximately 207 million at the end of 1997. Several industry sources have estimated the customer base will exceed 830 million by the end of 2003. CTIA reports that there were over 57,000 base stations in the United States as of June 1998 and, based on industry sources, the Company believes that there are approximately 205,000 base stations worldwide. The Company further believes that this worldwide number is growing at a rate of over 35% per year. The Company anticipates that the need to provide improved service on a cost effective basis in an increasingly congested environment will lead wireless service providers to invest in new infrastructure technologies such as high performance RF filters.

     The rapid growth and increased competition experienced by the wireless telecommunications industry has increased the difficulty of providing quality wireless services. Wireless service providers face the challenge of providing quality services in an environment increasingly characterized by RF interference and congestion. In addition, the rapid rate of growth and community concerns have affected the manner in which service providers locate their base stations. Many communities are objecting to the proliferation of new towers to provide wireless services. Base stations which provide the link between a wireless user and the telecommunications network are being positioned closer together and often in the same location, which results in RF interference problems. There has also been a dramatic proliferation in the use of portable hand held phones which transmit weaker signals than mobile or car-mounted phones. As a result, cellular networks which were laid out based on mobile phone power levels have, in many areas, developed coverage gaps which operators must fill in to satisfy their goals of providing seamless coverage. To lower costs, many cellular and PCS operators are sharing antenna sites with other cellular and PCS operators, and with television stations, paging operators and two-way radio transmitters. Such close proximity of radio transmitters can cause RF interference problems which degrade the quality and capacity of wireless telecommunications systems. Furthermore, in order to compete with these already broadly deployed cellular networks, new PCS service providers need to deploy coverage quickly and with the lowest possible capital investment.

     Recently, several wireless system operators have sold their antenna towers to third party management companies which then lease space for base stations and their antennas back to the system operator. In addition to managing the site for the existing system operator, these management companies lease additional space at the tower site to other wireless providers, including television stations, paging operators and two-way radio transmitters. The Company believes that the activities of these management companies will facilitate an increase in the co-location of multiple wireless providers over time. The Company believes that this trend may lead to an increase in the demand for high performance filters as concerns over RF interference and congestion increase.

THE COMPANY'S SOLUTION

     The Company's products are designed to address the high performance RF front-end needs of domestic and international commercial wireless telecommunication systems by providing the following advantages:

     - GREATER NETWORK CAPACITY AND UTILIZATION. The Company's RF front-end products can increase the capacity and utilization of a wireless base station by up to 18%. In some cases, capacity increases because channels which were previously unusable due to interference are recovered. In other cases, system utilization increases because of lower levels of blocked and dropped calls, and increases in the ability of the system to permit weak signals to be processed with acceptable call quality. In CDMA systems, increased capacity frequently results from lowering the system's noise floor.

     - REDUCED CDMA CELL SITE BREATHING. Coverage for CDMA digital systems decreases as the number of users increases. To maintain network coverage, an operator can increase the number of cell sites, add radio carriers, or use the Company's high performance RF filters with cooled low noise amplifiers ("LNAs").

     - IMPROVED BASE STATION RANGE. Based upon comparative field trials in multiple rural locations in the United States, and as confirmed by computer propogation models conducted by customers of the Company, the Company's RF front-end systems (high performance filter and cryogenically-cooled LNA) can extend the uplink range of a wireless system by up to 30%. Greater range can reduce a service operator's capital expenditure per customer in lower density areas by filling in coverage gaps in existing systems or by reducing the number of required cell sites for new system deployments. This is true for both analog and digital systems.

     - IMPROVED FLEXIBILITY IN LOCATING BASE STATIONS. The Company's RF front-end products can allow wireless telecommunications service providers to co-locate base stations near other RF transmitters. The Company's products allow the base station radio to better tolerate RF interference while reducing out-of-band signals that could interfere with other nearby wireless telecommunications operators.

     - IMPROVED CALL QUALITY. The Company's RF filter products improve call quality by reducing dropped and blocked calls. During commercial installations and field trials, the Company's RF filter products have frequently demonstrated a 20 to 40 percent reduction in dropped calls caused by out-of-band interference and base station front-end overloading. During these commercial installations and field trials, the Company's RF filter products have also demonstrated a similar reduction in blocked calls experienced in urban cellular locations. The Company's RF filter products also frequently improve audio fidelity by reducing noise and interference.

     - SIMPLER TRANSMITTER SYSTEM DESIGNS. The Company believes that its line of RF transmit filters can allow for simpler, less costly transmitters, particularly for digital systems. These RF transmit filters should improve system performance while diminishing system costs.

     - IMPROVED DIGITAL SYSTEM CAPACITY. The Company believes that its recently introduced line of transmit combiners allow increased capacity and range in CDMA systems as system loading increases. CDMA systems appear unable to offer multi-carrier systems without the use of a combiner, but traditional combiners reduce the power transmitted from the base station antenna. The Company's filter technology allows operators to use combiners with lower loss of desired signals.

PRODUCTS

     The Company currently offers three product lines to address the needs of cellular and PCS service providers. The SpectrumMaster(R) product line is designed primarily to improve the RF performance of cellular and PCS systems in high interference environments, including urban areas and near airports. The RangeMaster(R) product line combines the interference rejection advantages of a superconducting filter with a cooled LNA. RangeMaster(R) is designed to serve the range extension needs of rural, suburban, or small city cellular and PCS operators. The PowerMaster(TM) product line incorporates the Company's filter technologies into RF transmitter products. The PowerMaster(TM) duplexer is designed to improve and allow the co-location of multiple wireless service providers at a single cell site. The PowerMaster(TM) combiner is designed to improve the range and capacity of multi-carrier CDMA systems. Each product line is available in a variety of performance levels to meet the varying needs of different operators and in several mounting configurations to fit specific customer situations. All of the Company's currently offered products can be supplied in domestic and international frequencies for both cellular (800 MHz) and PCS (1.9 Ghz) applications. The Company's proprietary RF filter designs allow the Company to quickly provide new product offerings with minimal additional engineering and limited manufacturing complexity.

     The Company believes that SpectrumMaster(R) is the world's highest performance commercial receive pre-select RF filter for wireless telecommunications cell sites. SpectrumMaster(R) improves the performance of cellular and PCS systems in high interference environments such as urban areas and airport properties. SpectrumMaster(R) is available in two models. SpectrumMaster(R) Ultra is a high performance filter with 24 filter poles for extremely congested RF environments. SpectrumMaster(R) Ultra provides 10,000 times better rejection of unwanted signals than conventional filters, while losing very little of the desired signal. SpectrumMaster(R) Classic is a 16 pole filter and provides 1,000 times better rejection of unwanted signals than conventional filters while having very low loss of desired signals and extremely linear filter response. Both SpectrumMaster(R) models meet all analog and digital protocol specifications for cellular and PCS systems in the United States. In addition, the Company has developed an even higher performance filter for Third Generation (3G) systems and has shipped a prototype of this product for testing in Japan. This new product, the SpectrumMaster(R) Extreme filter, provides 10,000 times better performance than the SpectrumMaster(R) Ultra. The SpectrumMaster(R)'s modular design allows rapid design modification to meet other customer requirements. The Company sold its first SpectrumMaster(R) product to cellular service providers in the second half of 1996 and sales of SpectrumMaster(R) have continued to grow in 1997 and 1998.

     RangeMaster(R) combines a high performance superconducting cavity filter with a high performance cryogenically-cooled LNA to lower noise resulting from interference and thermal noise. RangeMaster(R) is available in four models, from the economical RangeMaster(R) Omega 150 which is targeted at low interference rural environments to the 16 pole RangeMaster(R) Classic which provides superior interference protection for more congested locations. The Company has also developed a prototype RangeMaster(R) Extreme for Third Generation (3G) systems.

     In late 1998, the Company introduced All Temperature Performance (ATP(TM)), a new function for the RangeMaster(R) product line. This series of superconducting filters provide HTS high performance front-end functions when cryogenically cooled. However, in the event of power or cooling system failure, these products continue to provide the filtering of good quality filters using conventional technology. In addition, these products resume superconducting performance automatically when power is restored which eliminates the need for bypass circuitry.

     PowerMaster(TM) is a family of high performance transmit filter systems for use in the base stations of wireless telecommunications operators. The Company began marketing two models of PowerMaster(TM) products, a transmitter filter and a duplexer, in February 1997. These products, which incorporate the Company's new power handling technology, are used in transmit applications. Unique to the Company, this technology extends the Company's filter applications to include transmit, in addition to the receive applications already in commercial use. The PowerMaster(TM) duplexer improves system quality, extends range and simplifies the location of cell sites for both cellular and PCS systems. PowerMaster(TM) technology provides an ultra-high performance duplexer, which handles continuous power levels of up to 70 watts at 800 Mhz. The PowerMaster(TM) duplexer allows an operator to obtain the benefits of very high performance filtering on both the forward and reverse paths in a system. These benefits include improved call quality, extended range, improved transmit/receive isolation, and a reduction in the transmit amplifier output power required to achieve forward path coverage. The PowerMaster(TM) combiner, which is a low-loss transmit combiner with superior separation, improves downlink coverage, and minimizes the number of required antennas and feedlines, thereby lowering a system operator's capital expense.

     International Cellular Products Offerings. The Company is adapting its SpectrumMaster(R), RangeMaster(R), and PowerMaster(TM) product lines for international wireless markets to address their specific interference rejection and range extension needs. The Company is developing products for both Asian and European cellular and PCS markets, including GSM filters in various configurations. In December 1997, the Company leased two SpectrumMaster(R) units to a major Asian cellular operator for testing as a basis for potential system deployment in the operator's Third Generation (3G) networks. A third unit, a SpectrumMaster(R) Ultra, was leased to this operator in September 1998. In addition, the Company has leased a RangeMaster(R) unit to a major European
OEM for testing in May 1999.

TECHNOLOGY

     The Company possesses proprietary technology in three areas: the design of high performance RF cavity filters, thick-film superconducting materials fabrication and cryogenic packaging.

     The Company's products are based on its proprietary RF cavity filter designs. The Company believes that cavity filter technology provides superior filter performance with low intermodulation distortion when compared with alternative technologies, such as RF stripline filter technology (which the Company is also capable of using). The Company has been able to use its cavity filter technology to offer filters with over 30 poles. The more poles in a filter, the better its rejection of unwanted signals. The Company believes its products are superior to other RF filters with regard to rejection of unwanted signals.

     The Company is able to offer RF cavity filters with superior filtering, low loss of unwanted signals, and high power handling because of its proprietary thick-film superconducting fabrication technology. The Company's thick-film fabrication technology allows the Company to utilize a variety of filter technologies including cavity and strip line designs. The Company's superconducting technology is simple and relatively inexpensive to manufacture and offers superconducting yields consistently above 96%. The Company believes the electrical performance of the Company's products are superior to any alternative superconducting technology currently available for RF filters. The Company's thick-film superconducting technology can handle up to 70 watts of continuous power at 800 Mhz.

     High-temperature superconductors become superconducting at -200(Degree) C. This temperature can be attained using widely available mechanical refrigerators. The Company has developed proprietary technologies which provide an efficient, low cost cryogenic package with a long life cycle and minimum power consumption. Together, the Company believes that its technological excellence in filter design, superconducting materials and cryogenic packaging provide it with a unique and well-protected technology advantage over its competitors.

SALES AND MARKETING

     The Company has focused its sales and marketing effort on U.S. wireless service providers for retrofit applications. To date, the Company has sold its products to many of the largest cellular operators in the United States as well as to numerous mid-size and smaller U.S. wireless operators. The Company has also sold or leased filters to two major international operators and has successfully tested its PCS RangeMaster(R) product with two of the largest U.S. PCS operators. The Company has also tested its PowerMaster(TM) line with two major OEMs and is discussing specifications with others. The Company has been named as an approved vendor to one of the largest OEMs, allowing cellular and PCS operators throughout the world the opportunity to purchase the Company's products directly from the OEM. The Company primarily uses a direct sales force to sell its products.

     The Company believes that it has reached the stage of volume deployment with certain of its customers placing larger orders for the Company's products than before. For example, one of the Company's largest customers purchased equipment for over 50 cell sites in the fourth quarter of 1998. The Company's success has been facilitated by the establishment of corporate purchase agreements with two of the largest operators in the United States under which the separate operating regions of the operators can place orders directly with the Company. In the fourth quarter of 1998, the Company implemented a new pricing structure pursuant to which it reduced and simplified pricing on all of its products.

     The Company's marketing and sales personnel work directly with both PCS service providers and PCS OEMs to enhance the probability of sales success in this rapidly growing market. The Company has continued technical discussions with multiple PCS OEM's regarding integrating the Company's RF filter products into such OEM's PCS product line. To date, the Company's PowerMaster(TM) PCS transmit filter/duplexer has been tested in the laboratories of two PCS equipment OEMs.

     During 1998, sales to three of the Company's customers, ALLTEL Corporation, Bell Atlantic Mobile and Southwestern Bell Corporation, accounted for approximately 59%, 15% and 14% of the Company's total revenues, respectively, for the year ended December 31, 1998.

MANUFACTURING

     The Company's state-of-the-art manufacturing process provides predictable product yields and can be easily expanded to meet increased customer demand. Superconducting component yields are now consistently above 96%, with low scrap levels. Manufacturing costs were reduced by 50% during 1997 due to volume, design and yield efficiencies, and reduced by another 40% in 1998 due to redesign and resourcing efforts. The Company expects further cost reductions in 1999. The Company has focused its manufacturing efforts on maintaining control of key technologies while avoiding the cost and complexities of vertical integration. The Company's manufacturing operations consist primarily of the manufacture of superconducting components from raw materials, and the assembly, tuning, testing and quality verification of the Company's products. All of these activities occur at the Company's manufacturing facility in Mt. Prospect, Illinois, which began operations during 1996. The Company believes that the manufacture of its RF filter products requires only moderate capital investments and is scaleable. The Company also believes that capacity can be rapidly expanded to meet growing demand without the need for large, upfront capital investments. The Company purchases all of the components for its filter products, except for superconducting components, from third party suppliers. The Company believes it has access to adequate supplies of these purchased components, most of which are produced according to the Company's proprietary designs and specifications. The Company is using its just-in-time manufacturing capability to maximize quality, insure flexibility, limit management complexity and minimize inventory cost.

RESEARCH AND DEVELOPMENT

     The Company's R&D efforts have been focused on developing and improving RF filter products for wireless telecommunications systems. As a result of such efforts, filter performance has been improved, product size has been reduced, production costs have been lowered, product reliability has been increased, and product packaging has been streamlined. The Company expects to continue to invest in R&D to further improve and adapt its filter products to meet and exceed market expectations. The Company also intends to develop related products that are synergistic with its core filter offerings and which utilize the Company's core technical competencies in RF filter design, superconducting materials, and cryogenic cooling systems.

     The Company's total R&D expenses during 1996, 1997 and 1998 were approximately $6,423,000, $4,132,000, and $2,935,000, respectively. R&D costs reimbursed under government contracts and cooperative agreements during 1996, 1997 and 1998 were approximately $200,000, $0, and $0, respectively.

INTELLECTUAL PROPERTY AND PATENTS

     The Company regards certain elements of its product design, fabrication technology and manufacturing process as proprietary and protects its rights in them through a combination of patents, trade secrets and non-disclosure agreements. The Company also has obtained exclusive and non-exclusive licenses for technology developed with or by its research partners, Argonne National Laboratory ("Argonne") and Northwestern University, and expects to continue to obtain licenses from such research partners and others. The Company believes that its success will depend in part upon the protection of its proprietary information, its patents and licenses of key technologies from third parties, and its ability to operate without infringing on the proprietary rights of others.

     As of December 31, 1998, the Company has been issued 20 U.S. patents, has filed and is actively pursuing applications for 16 other U.S. patents, and is the licensee of 10 patents and patent applications held by others. Such patents and patent applications relate to various aspects of the Company's superconductor technology, the design of HTS filters, methods for packaging and cooling, and system implementation techniques. One of the Company's patent applications has been filed jointly with Lucent Technologies, Inc. and relates to superconducting filters. Additional inventions are the subject of a group of patent applications currently under preparation. Furthermore, the Company expects to pursue foreign patent rights on certain of its inventions and technologies critical to its products.

     In 1994, the Company purchased from Ceramic Process Systems two additional patents and the related technical know-how covering a process for producing yttrium barium copper oxide ("YBCO") powder and manufacturing YBCO electrical fibers. In 1994, the Company also purchased technology relating to the fabrication of HTS thick-film components from the University of Birmingham (UK). This thick-film technology complements the Company's existing patented processes for making thick-film superconducting components.

     Through collaborative relationships with Argonne and Northwestern University, the Company has licensed patents and patent applications issued or filed in the United States and in certain foreign countries arising under or related to such collaborative relationships. These licenses primarily relate to the processing and composition of HTS materials, including the preferential orientation of HTS materials and the processing of YBCO on a variety of metals, as well as design technology for some of the Company's current and proposed products. The Company's licenses from ARCH Development Corporation and Northwestern University continue for the lives of the patent rights licensed thereby, subject to termination on certain events, and permit the Company to retain rights to its patentable improvements to the licensed technology. Certain of the Company's research has been funded in part by Small Business Innovation Research and other government contracts. Although the U.S. Government has or will have certain rights in the technology developed with this funding, the Company does not believe that these rights will have a material impact on the Company's current RF filter products.

COMPETITION

     The market for wireless telecommunications products is very competitive. The Company views its competition as (i) conventional RF filter products, (ii) RF products based on new technologies and (iii) other superconductor-based RF products.

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

     Other competitive RF products based on other technologies may provide competition in the future to the Company's RF filter products. In addition to competitive RF filter products, other companies including, Hazeltine Corp., Metawave Communications Corporation, Allen Telecom Group, Inc., Repeater Technologies, Inc. and Array Com, Inc., among others, are developing products based on "smart antenna," digital signal processing technologies, microcells and repeaters which are also aimed at reducing interference problems or providing range extension by means other than RF filtering. Furthermore, various vendors are offering tower mounted amplifiers ("TMAs") which provide similar range extension benefits to the Company's filters with cooled LNAs. TMAs are generally less expensive than the Company's products but require greater maintenance costs due to their location on top of the operator's antenna tower.

     Various filter companies appear to be experimenting with cooled dielectric filters or with filters that combine dielectric materials and superconducting technology. K&L Microwave, Inc. has been experimenting with a cooled dielectric filter design. In addition, COM DEV International, Ltd., a Canadian corporation, has published research in which a dielectric material is mounted on a superconducting ground plane. The Company does not believe that either of these efforts currently pose a competitive threat but cannot exclude them as competition to the Company's product lines at some point in the future.

     Two other companies, Conductus, Inc. and Superconducting Technologies, Inc., are currently marketing superconducting filters to the wireless telecommunications marketplace. In addition, a number of large multinational companies are engaged in R&D programs that could lead to the commercialization of superconducting filters for the wireless telecommunications marketplace. These companies include, among others, E.I. DuPont de Nemours & Co., Fujitsu Corporation, NEC Corporation, Kyocera Corporation, and Matsushita Electric Industrial Co., Ltd. The Company believes that all of these companies are working on RF stripline filters using epitaxial thin-film superconducting technology. None of these filters are expected to be commercially implemented in the near future. The Company believes that RF stripline superconducting filters, while smaller, are technically unable to provide equivalent rejection of unwanted signals, competitively low levels of intermodulation distortion, as large a number of filter poles, or similar levels of power handling.

     The Company believes that it competes on the basis of product performance, price, breadth of product portfolio, customer support, quality, reliability and focus on the wireless telecommunications market. Many of the Company's competitors have substantially greater financial resources, larger R&D staffs and greater manufacturing and marketing capabilities than the Company.

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

EMPLOYEES

     As of March 10, 1999, the Company had a total of 63 employees, 14 of whom hold advanced degrees. Of the employees, 26 are engaged in manufacturing and production, 16 are engaged in research, development and engineering, and 21 are engaged in general management, marketing, sales, finance and administration. The Company also periodically employs a number of consultants and independent contractors. The Company considers its relations with its employees to be satisfactory.

ITEM 2.  PROPERTIES

     The Company maintains its corporate headquarters in a 35,000 square foot building located in Mt. Prospect, Illinois under a lease which expires in October 2004. This facility also houses the Company's manufacturing, research, development, engineering and marketing activities. The Company believes that this facility is adequate and suitable for its current needs and that additional space would be available on commercial terms as necessary to meet any future needs.

ITEM 3.  LEGAL PROCEEDINGS

Siegler Litigation

     On June 5, 1996, Craig M. Siegler filed a complaint against the Company in the Circuit Court of Cook County, Illinois, County Department, Chancery Division. The complaint alleged that, in connection with the Company's private placement of securities in November 1995, the Company breached and repudiated an oral contract with Mr. Siegler for the issuance and sale by the Company to Mr. Siegler of 370,370.37 shares of the Common Stock, plus warrants (immediately exercisable at $12.96 per share) to purchase an additional 370,370.37 shares of the Common Stock, for a total price of $4,000,000. The remedy sought by Mr. Siegler was a sale to him of such securities on the terms of the November 1995 private placement. On August 16, 1996, the Company's motion to dismiss Mr. Siegler's complaint was granted with leave to amend. On September 19, 1996, Mr. Siegler's motion for reconsideration was denied.

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

Note Litigation

     On July 10, 1997, the Company filed a complaint against Sheldon Drobny; Howard L. "Buzz" Simons, joint tenant with Aric and Corey Simons; Aaron Fischer; Stewart Shiman; Sharon D. Gonsky, d/b/a SDG Associates; Gregg Rosenberg; Stacey Rosenberg; Merrill Weber & Co., Inc.; Drobny/Fischer Partnership, an Illinois general partnership; and Ruben Rosenberg (collectively, the "Borrowers"), and Paradigm Venture Investors, L.L.C. (the "Guarantor") in the Circuit Court of Cook County, Illinois, County Department, Law Division. The complaint seeks to enforce the terms of loans made to the Borrowers by the Company and evidenced by promissory notes dated December 13, 1996, in the aggregate principal amount of $698,508 and the guarantee by the Guarantor of the Borrowers' obligations under these promissory notes. The Borrowers' notes were issued to the Company in connection with the Borrowers' exercise of warrants to purchase shares of the Common Stock in December 1996.

     On September 30, 1997, the Borrowers and the Guarantor responded to the Company's complaint. Concurrently, the Borrowers filed a counterclaim alleging that they exercised the warrants in reliance on the Company's alleged fraudulent representations to certain Borrowers concerning a third-party's future underwriting of a secondary public offering of the Common Stock. The counterclaim sought an amount of damages which the Borrowers allege "cannot currently be determined." On December 10, 1997, the Company's motion to strike the Borrowers' fraud defense and dismiss their counterclaim was granted with leave to amend.

     On January 14, 1998, the Borrowers filed amended defenses and counterclaims based on substantially similar allegations of supposed fraud by the Company. The Company's answer was filed on April 30, 1998, and the parties are proceeding with discovery. The Company regards the amended fraud claim as without factual or legal merit. Effective July 23, 1998, one of the Borrowers, Merrill Weber & Co., Inc., and the Company reached a settlement of their respective claims. The Company intends to vigorously pursue recovery of the moneys owed by the other Borrowers and the Guarantor under the promissory notes and the guarantee.

Lipman Litigation

     On January 6, 1998, Jerome H. Lipman, individually and on behalf of all others similarly situated, filed a complaint against the Company and eight of its former or current directors: Leonard A. Batterson, Michael J. Friduss, Peter S. Fuss, Edward W. Laves, Steven L. Lazarus, Tom L. Powers, Ora E. Smith and Paul G. Yovovich (collectively, the "Named Directors") in the Circuit Court of Cook County, Illinois, County Department, Chancery Division. The complaint alleged that the Named Directors breached their duties of loyalty and due care to the putative class of stockholders by selecting financing for the Company in June 1997 which supposedly entrenched the Directors and reduced the Common Stock price. The complaint also alleged that the Named Directors breached their duty of disclosure by not informing the stockholders that the selected financing would erode the Common Stock price. Mr. Lipman's complaint sought certification of a class consisting of all owners of the Common Stock during the period from June 6, 1997 through November 21, 1997, excluding the Named Directors and Sheldon Drobny. The complaint also seeks an unspecified amount of compensatory and punitive damages, and attorneys' fees.

     The Company and the Named Directors regard the suit as without factual or legal merit. Accordingly, on February 17, 1998, the Company and the Named Directors filed a motion to dismiss Mr. Lipman's complaint. The motion presented arguments that the claims of Mr. Lipman and the putative class are barred by the business judgment rule and the plaintiff's failure to fulfill the legal prerequisites for filing an action against the Named Directors. Prior to a hearing on the Company's and the Named Directors' motion to dismiss, Mr. Lipman filed a motion on March 16, 1998, seeking both to amend his proposed putative class to include Mr. Drobny and to certify the class.

     On June 1, 1998, the court granted the Company's and the Named Directors' motion to dismiss the complaint. Concurrently, Mr. Lipman withdrew his motion to amend the proposed putative class and certify the class. On June 30, 1998, Mr. Lipman filed an amended complaint against the Named Directors but excluding the Company itself as a defendant. The amended complaint alleges that the Named Directors breached their duties of loyalty and due care to the putative class of stockholders by selecting financing for the Company in June 1997 and thereafter drawing two tranches of the financing. The amended complaint seeks certification of a class consisting of all owners of the Common Stock during the period from May 15, 1997 through December 31, 1997, excluding the Named Directors. Mr. Lipman's amended complaint alleges that the stock owned by the putative class lost $61 million due to the financing the Named Directors selected, and seeks an unspecified amount of compensatory and punitive damages. The Company and the Named Directors regard the amended complaint as without factual or legal merit. Accordingly, the Named Directors filed a motion to dismiss Mr. Lipman's amended complaint on July 29, 1998. The court granted the motion to dismiss in December 1998, finding that Mr. Lipman still had failed to fulfill the prerequisites for maintaining a shareholder derivative action against the Named Directors. On January 12, 1999, Mr. Lipman and two added former stockholders filed a second amended complaint against the Named Directors and again including the Company itself as a defendant.

     The second amended complaint alleges that the Named Directors breached their duties of loyalty and due care to the putative class and further alleges that the purported devaluation of the plaintiff's stock resulting from the June 1997 financing was an improper "assessment" on the plaintiffs' shares for which they seek an unspecified amount of compensatory and punitive damages. In February 1999, the Company and the Named Directors filed a motion to dismiss the second amended complaint. A hearing on the motion is scheduled for April 1999.

Greenwald Litigation

     On June 24, 1998, Jonathan Greenwald, derivatively on behalf of the Company, filed a complaint against the Company and the Named Directors in the court of Chancery of the State of Delaware in and for New Castle County. Mr. Greenwald's complaint alleges that the Named Directors breached their duties of good faith, loyalty, due care, and candor by selecting financing for the Company in 1997 which purportedly reduced the stock price and was supposedly accepted to entrench the Named Directors. The complaint seeks an unspecified amount of compensatory damages, various equitable relief and attorney's fees.

     The Company and the Named Directors regard the suit as without factual or legal merit. Accordingly, in January 1999, the Company and the Named Directors filed a motion to dismiss the complaint arguing that the complaint is barred by the business judgment rule and the plaintiffs' failure to fulfill the prerequisites for maintaining a shareholder derivative action against the Named Directors. A hearing on the motion has not been scheduled.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended December 31, 1998.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The outstanding shares of the Company's Common Stock are listed on the Nasdaq National Market and trade under the symbol ISCO. The following table sets forth for the periods indicated the range of high and low closing sale prices for the Common Stock:

                                                           HIGH         LOW
                                                           ----         ---
FISCAL YEAR ENDING DECEMBER 31, 1997
  First Quarter.................................           $ 18.24     $15.48
  Second Quarter................................           $ 12.40     $ 8.00
  Third Quarter.................................           $  9.48     $ 7.24
  Fourth Quarter................................           $  3.32     $ 1.24
FISCAL YEAR ENDING DECEMBER 31, 1998
  First Quarter.................................            $ 3.31     $ 0.88
  Second Quarter................................            $ 3.25     $ 1.25
  Third Quarter.................................            $ 1.94     $ 1.00
  Fourth Quarter................................            $ 1.66     $ 0.84

     On March 25, 1999, there were approximately 284 holders of record of the Common Stock.

     The Company has never paid cash dividends on the Common Stock and the Company does not expect to pay any dividends on its Common Stock in the foreseeable future. In addition, the Company's existing debt instruments limit the Company's ability to pay dividends. See "Risk Factors - Substantial Leverage; Restrictions Contained in Debt Instruments."

RIGHTS PLAN

     In February 1996, the Board of Directors of the Company adopted a stockholders rights plan (the "Rights Plan"). In connection with the adoption of the Rights Plan, the Board of Directors created one series of Preferred Stock, consisting of 10,000 shares of Series A Junior Participating Preferred Stock (the "Series A Preferred"). Each share of the Series A Preferred, when and if issued, entitles the holder thereof to receive dividends equal to 1,000 times the dividends per share declared with respect to the Common Stock. Holders of the Series A Preferred are entitled to exercise 1,000 votes per share on all matters submitted to a vote of stockholders and, except as otherwise required by law, vote together with the holders of Common Stock as a single class. In the event of liquidation, such holders would receive a preference of 1,000 times the aggregate amount to be distributed per share to the holders of Common Stock. In general, each share of the Series A Preferred is intended to have a value and voting rights equal to 1,000 shares of Common Stock, and appropriate anti-dilutive adjustments will be made in accordance with the terms of such Series A Preferred in the event of certain changes in Common Stock.

     Pursuant to the Rights Plan, a Series A Right is associated with, and trades with, each share of Common Stock outstanding. The record date for distribution of such Series A Rights was February 22, 1996 (the "Record Date") and, for so long as the Series A Rights are associated with the Common Stock, each new share of Common Stock issued by the Company will include one Series A Right.

     Each Series A Right will entitle its holder to purchase one-thousandth of a share of Series A Preferred of the Company for $200 (subject to adjustment). The Series A Rights are not exercisable until the earlier of (i) ten days after any person or group becomes the beneficial owner of 15% or more of the outstanding Common Stock or (ii) 10 business days (unless extended by the Board of Directors) after the commencement of a tender offer or exchange offer that would result in a person or group beneficially owning 15% or more of the Common Stock.

     If any person or group acquires 15% or more of the Common Stock outstanding (the "Shares Acquisition Date"), each holder of a Series A Right (except the acquiring party) has the right to receive, upon exercise, (i) shares of Common Stock of the Company having a market value of two times the exercise price of the Series A Right and (ii) one Series B Right (Series A Rights and Series B Rights are hereinafter collectively referred to as the "Rights"). The Board of Directors has the option, after the Shares Acquisition Date but before there has been a 50% acquisition of the Company, to exchange both (i) one share of Common Stock (or one-thousandth of a share of preferred stock) and (ii) one Series B Right, for each Series A Right (other than Series A Rights held by an acquiring party). If, after the Series A Rights become exercisable, the Company is involved in a merger or other business combination, or if the Company sells or transfers more than 50% of its assets or earning power, or if an acquiring party engages in certain "self-dealing" transactions with the Company, each Series A Right and Series B Right then outstanding (other than Rights held by an acquiring party) will be exercisable for common stock of the other party to such transaction having a market value of two times the exercise price of the Right. The Company has the right to redeem the Series A Rights for $.01 per Series A Right (the "Redemption Price") prior to the Shares Acquisition Date. The Series B Rights, once issued, are not redeemable. The Rights expire on February 9, 2006.

     The Rights have certain anti-takeover effects. The Rights should not interfere with any merger or business combination approved by the Board of Directors since the Series A Rights may be redeemed by the Company at the Redemption Price prior to the time that a person or group has acquired beneficial ownership of 15% or more of the Common Stock. However, by causing substantial dilution to a person or group that attempts to acquire the Company on terms not approved by the Board of Directors, the Rights may interfere with certain acquisitions, including acquisitions that may offer a premium over market price to some or all of the Company's shareholders. The Rights are not intended to prevent an acquisition of the Company on terms that are favorable and fair to all shareholders. See "Risk Factors - Anti-Takeover Provisions."

ITEM 6.  SELECTED FINANCIAL DATA

     The following table presents selected financial data with respect to the Company as of and for the years ended December 31, 1994, 1995, 1996, 1997 and 1998. The selected financial data for each of the years in the audited five-year period ended December 31, 1998 have been derived from the financial statements of the Company. The information set forth below should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations", and the financial statements, related notes and other financial information included elsewhere in this Form 10-K.

                                            -----------     -----------      ------------     ------------        ------------
                                               1994            1995              1996             1997                1998
                                            -----------     -----------      ------------     ------------        ------------
STATEMENT OF OPERATIONS DATA:
  Net Revenues..........................    $   208,168     $    27,830      $    209,822     $  1,038,134        $  3,242,930
  Costs and expenses:
    Cost of revenues....................        194,098          19,286            49,534        4,401,077           7,047,347
      Research and development..........      1,962,678       4,554,946         6,422,921        4,132,019           2,934,784
    Selling and marketing...............        454,968         469,600         1,834,640        1,918,044           1,847,680
    General and administrative..........      2,199,597       2,763,615         3,290,810        2,772,274           3,370,058
                                            -----------     -----------      ------------     ------------        ------------

                                             (4,603,173)     (7,779,617)      (11,388,083)     (12,185,280)        (11,956,939)
  Other income (expense):
    Investment income ..................        496,392         487,543           503,911          254,781             354,738
    Interest expense....................         (8,582)        (39,600)          (29,602)         (17,969)        (10,247,919)
                                            -----------     -----------      ------------     ------------        ------------
                                                487,810         447,943           474,309          236,812          (9,893,181)
                                            -----------     -----------      ------------     ------------        ------------

Net loss................................    $(4,115,363)    $(7,331,674)     $(10,913,774)    $(11,948,468)       $(21,850,120)

Preferred Stock dividends...............              -               -                 -         (143,302)            (61,834)
                                            -----------     -----------      ------------     ------------        ------------
Net loss plus Preferred Stock dividends.    $(4,115,363)    $(7,331,674)     $(10,913,774)    $(12,091,770)       $(21,911,954)
                                            ===========     ===========      ============     ============        ============

Basic and diluted loss per common share.    $     (1.15)    $     (2.01)     $      (2.41)    $      (2.34)       $      (1.93)


Weighted average number of
    common shares outstanding...........      3,578,485       3,641,196         4,536,034        5,156,663          11,345,540


                                            -----------     -----------      ------------     ------------        ------------
                                               1994            1995              1996             1997                1998
                                            -----------     -----------      ------------     ------------        ------------
BALANCE SHEET  DATA:
Cash and cash equivalents.............      $     90,362    $   953,093      $  5,188,047     $  2,766,886        $  2,152,595
Working capital.......................         9,806,670      5,458,474         5,207,923        4,668,982           4,143,558
Total assets..........................        14,732,501     11,105,766        13,388,496       11,534,309          10,028,088
Long-term debt/capital lease
   obligations, less current portion..             8,355        509,079            91,618           13,541           9,302,651
Stockholders' equity (net capital
   deficiency)........................        12,821,746      9,185,379        11,520,128       10,046,569            (772,968)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information contained in this Form 10-K contains forward-looking statements which involve certain risks, uncertainties and contingencies which could cause the Company's actual results, performance or achievements to differ materially from those expressed, or implied, by such statements. See the italicized language on the introductory page of this Form 10-K.

RESULTS OF OPERATIONS

Years Ended December 31, 1998 and 1997

     The Company's net revenues increased $2,204,796 from $1,038,134 in 1997 to $3,242,930 in 1998, as a result of increased sales of the Company's radio frequency ("RF") front-end products. Net revenues in the fourth quarter of 1998 were $1,504,497, as compared to $282,384 for the fourth quarter of 1997. This revenue growth was the result of the increased acceptance of the Company's products by operators, price reductions that the Company implemented in October 1998 and a large scale deployment of the Company's products by one of the largest cellular operators in the U.S. However, the Company anticipates significantly lower revenues in the first quarter of 1999 as compared to the fourth quarter of 1998. Net revenues from product sales represent gross product shipments less reserves for potential returns. Such reserves are based on the Company's historical product return rates. All of the net revenues in 1997 and 1998 were from commercial product sales. The Company has concentrated its efforts on its commercial product development programs and does not expect revenues to increase dramatically unless and until it ships a significantly larger amount of its commercial products.

     Cost of product sales was $7,047,347 for the year ended December 31, 1998, as compared to $4,401,077 for the year ended December 31, 1997. The cost of net product sales for 1998 and 1997 consisted of direct material, labor and overhead costs associated with the products that were shipped during the year, plus approximately $375,000 and $529,000, respectively, of costs, which consisted primarily of allocated overhead costs, incurred to produce units in ending finished goods inventory that exceed net realizable value. Due to low utilization levels and excess capacity in the Company's manufacturing facility, cost of net product sales exceeded net revenues for the years ended December 31, 1998 and 1997. The Company expects the cost of net product sales to exceed net revenues until it manufactures and ships a significantly higher amount of its commercial products.

     The Company's internally funded research and development expenses decreased $1,197,235 from $4,132,019 in 1997 to $2,934,784 in 1998. Research and development costs were reduced during 1998, as compared to 1997, primarily due to a reduction in personnel and operating costs during 1998. The Company expects to continue reducing its research and development expenses during 1999.

     Selling and marketing expenses decreased to $1,847,680 in 1998 from $1,918,044 in 1997. This decrease was due to lower advertising, recruiting and consulting expenses during 1998 as compared to 1997. The decrease was partially offset by increased salary and freight expenses in 1998.

     General and administrative expenses increased $597,784 from $2,772,274 in 1997 to $3,370,058 in 1998. The increase in general and administrative expenses was due primarily to higher consultant, legal and office expenses during 1998 as compared to 1997.

     Investment income increased $99,957 from $254,781 in 1997 to $354,738 in 1998. This increase was due to a higher average cash, cash equivalent and investment balance during 1998.

     Interest expense increased $10,229,950 from $17,969 in 1997 to $10,247,919 in 1998. This increase was primarily due to $10,101,401 of non-cash interest charges related to the Company's Senior Convertible Notes due May 15, 2002, issued in May 1998.

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

     Cost of net product sales was $4,401,077 for the year ended 1997, as compared to $0 for the year ended 1996. The cost of net product sales for 1997 consisted of direct material, labor and overhead costs associated with the products that were shipped during the year, plus approximately $529,000 of costs, which consist primarily of allocated overhead costs, incurred to produce units in ending finished goods inventory that exceed net realizable value. With the introduction of the SpectrumMaster(R) Ultra product into the Company's product line, management determined that there was little marketability for an early SpectrumMaster(R) filter product model. Management decided, therefore, to write down the costs associated with this early SpectrumMaster(R) inventory. Consequently, a total of $309,000 was charged to cost of net product sales in the fourth quarter of 1997. Due to low utilization levels and excess capacity in the Company's manufacturing facility, cost of net product sales exceeded net revenues for the year ended December 31, 1997.

     The Company's internally funded research and development expenses decreased $2,290,902 from $6,422,921 in 1996 to $4,132,019 in 1997. Research and development costs were reduced during 1997, as compared to 1996, primarily due to the initiation of full-scale manufacturing activities during 1997. Costs associated with manufacturing activities during 1997 were recorded as manufacturing overhead expenses and were charged as cost of product sales. Costs associated with the development of manufacturing activities and processes during 1996 were recorded as research and development expenses during that period. Additional reductions of research and development costs in 1997 as compared to 1996 are due to reductions in personnel, materials and other operating costs.

     Selling and marketing expenses increased to $1,918,044 in 1997 from $1,834,640 in 1996. This increase was due to the addition of sales personnel and expanded product marketing and advertising efforts during 1997 as compared to 1996. The increase was partially offset by reduced consulting costs during 1997.

     General and administrative expenses decreased $518,536 from $3,290,810 in 1996, to $2,772,274 in 1997. The decrease in general and administrative expenses was due primarily to lower administrative personnel, consultant and legal expenses during 1997 as compared to 1996.

     Investment income decreased $249,130 from $503,911 in 1996 to $254,781 in 1997. This decrease was due to a lower average cash equivalent and investment balance during 1997.

     Interest expense decreased $11,633 from $29,602 in 1996, to $17,969 in 1997. The decrease is primarily due to a lower average outstanding debt balance during 1997.

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

     The Company processes its transactions and applications utilizing a network of personal computers. In addition, the Company's telephone system, fax machines, payroll, alarm systems and other miscellaneous systems utilize computer equipment and software. The Company is identifying which software and equipment needs to be upgraded. Based on its assessment to date, the Company does not believe that significant modifications or replacement of its software systems will be required to be year 2000 compliant. Most of the software used by the Company in operational applications has been acquired within the past 18 months and is year 2000 compliant.

     The Company's manufacturing activities rely on machine tools and test stations, each of which contain embedded technology. The Company has identified the particular hardware and software systems used in such manufacturing applications. The Company is communicating orally and in writing with suppliers of these systems and based on such conversations believes the manufacturing applications are year 2000 compliant.

     The Company relies on third party suppliers for raw materials, utilities and other key supplies and services. The Company, therefore, recognizes that it is vulnerable to third party suppliers that fail to remediate their own Year 2000 Issues. The Company is communicating orally and in writing with its significant suppliers to determine their year 2000 compliance status. The Company is also dependent upon its customers for sales and cash flow. The Company does not currently have any formal information concerning the year 2000 compliance status of its customers, but has received indications that most of the Company's customers are working on year 2000 compliance.

     The Company's most reasonably likely worst case scenario with respect to the Year 2000 Issue is that (1) its manufacturing applications may malfunction and (2) third party suppliers of raw materials and utilities and customers may be unable to remediate their own Year 2000 Issues. In such scenario, the Company could experience manufacturing interruptions, delays in distribution of its products and reduced sales. This would have a material adverse effect on the Company's operations. The Company currently has no contingency plan in event such reasonably likely worst case scenario occurs.

     The Company currently believes that the Year 2000 Issue will not pose significant operational problems for the Company. However, if all Year 2000 Issues are not properly identified or remediated on a timely basis, the Company's results of operations or relationships with customers and suppliers may be materially adversely affected. There can be no guarantee that the systems of other companies on which the Company relies will be timely converted or that their failure to do so would not have a material adverse effect on the Company's operations.

LIQUIDITY AND CAPITAL RESOURCES
     At December 31, 1998, the Company's cash, cash equivalents and investments, including certain restricted investments, were $2,489,942, reflecting a decrease of $1,157,257 from $3,647,199 at December 31, 1997. $680,696 in principal amount of promissory notes, plus $138,355 of accrued interest thereon, from certain stockholders is outstanding as of December 31, 1998. These notes were due on April 30, 1997. The Company has filed a lawsuit to collect on the outstanding balance, but there can be no assurance when and if such promissory notes will be repaid. See "Item 3. Legal Proceedings."

     The continuing development of and expansion in sales of the Company's RF filter product lines will require continued commitment of substantial funds to undertake continued product development and manufacturing activities and to market and sell its RF front-end products. The actual amount of the Company's future funding requirements will depend on many factors, including: the amount and timing of future revenues, the level of product marketing and sales efforts to support the Company's commercialization plans, the magnitude of its research and product development programs, the ability of the Company to improve product margins, the cost of additional plant and equipment for manufacturing and the costs involved in protecting the Company's patents or other intellectual property.

     On May 15, 1998 the Company entered into a Securities Purchase Agreement (the "Agreement") with various parties. Under the terms of the Agreement, the Company issued and sold $10,350,000 in aggregate principal amount of Senior Convertible Notes due May 15, 2002 (the "Notes") and issued warrants to purchase 4,140,000 shares of the Company's Common Stock (the "Warrants"). The Notes bear interest at 2% per annum, payable in cash or in shares of the Company's Common Stock at the Company's option, and mature on May 15, 2002. Holders of the Notes may convert the principal amount, plus accrued and unpaid interest, if any, into shares of the Company's Common Stock at a fixed conversion price of $1.50 per share. Conversions were not permitted during the first 90 days following the issuance of the Notes and were limited to one-half of the original principal amount during the period from 91 to 180 days after the issuance of the Notes. On and after

May 15, 2000, the Company may redeem all or a portion of the Notes at a redemption price equal to the principal amount plus accrued interest thereon, if any, under certain conditions. The Warrants have an exercise price of $3.75 per share and expire on May 15, 2001. The Agreement contains several covenants which limit the Company's ability to incur additional indebtedness and to create any lien, pledge, or encumbrance on any assets of the Company.

     On March 31, 1999, the Company privately issued an aggregate of $3.3 million initial principal amount of Senior Convertible Notes due May 15, 2002 (the "New Notes") and issued warrants to purchase 1,320,000 shares of the Company's Common Stock (the "New Warrants"). The New Notes bear interest at the rate of 6% per annum, payable in cash or shares of Common Stock at the Company's option, and mature on May 15, 2002. Holders of the New Notes may convert the principal amount, plus accrued and unpaid interest, if any, into shares of the Company's Common Stock at a fixed conversion price of $1.125 per share. On and after May 15, 2000, the Company may redeem all or a portion of the New Notes at a redemption price equal to the principal amount plus accrued interest thereon, if any, under certain conditions. The New Warrants have an exercise price of $1.4625 per share and expire on March 31, 2002. In the event that the Company fails to achieve break-even or positive operating income during the second quarter of 2000, the New Notes, together with the Notes, may become immediately due and payable unless the holders thereof agree to modify or waive such provision. Concurrently with the issuance of the New Notes, the Company amended certain terms of $5.5 million in aggregate principal amount of the Notes (the "Amended Notes") and the Warrants exercisable for an aggregate of 2,200,000 shares of the Company's Common Stock (the "Amended Warrants") issued in connection therewith. The Amended Notes were amended to bear interest at the rate of 6% per annum, payable in cash or shares of the Company's Common Stock at the Company's option, and the fixed conversion price for the Amended Notes was reduced from $1.50 to $1.125 per share. The exercise price of the Amended Warrants was reduced from $3.75 to $1.4625 per share.

     Despite the recently completed issuance and sale of New Notes, the Company believes that during the third quarter of 1999 it will require substantial additional funds to finance its product development, manufacturing and marketing activities. The Company's strategy to generate sufficient working capital to fund its operations and cash requirements in the future includes advancing market penetration with OEMs and customers in overseas markets, building strong and enduring relationships with existing customers and expanding product offerings to meet varying customer needs, reducing product costs through economies of scale in material purchases, refinement of the manufacturing processes, and the further implementation of an overhead reduction program. The Company is actively seeking financing in order to obtain working capital to continue its operations according to its current operating plan through the third quarter of 1999 and beyond. If the Company is unable to obtain adequate funds when needed in the future, the Company would be required to substantially delay, scale-back or eliminate the manufacturing, marketing or sales of one or more of its products or research and development programs, or may be required to obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates or potential products that the Company would not otherwise relinquish.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not have any material market risk sensitive instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors
Illinois Superconductor Corporation

We have audited the accompanying balance sheets of Illinois Superconductor Corporation as of December 31, 1998 and 1997, and the related statements of operations, stockholders' equity (net capital deficiency), and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Illinois Superconductor Corporation at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that Illinois Superconductor Corporation will continue as a going concern. As more fully described in Note 3, Illinois Superconductor Corporation has incurred ongoing operating losses and does not currently have financing commitments in place to meet expected cash requirements through 1999. These conditions raise substantial doubt about Illinois Superconductor Corporation's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 3. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                                              Ernst & Young LLP

Chicago, Illinois
February 26, 1999, except
  for Note 3, as to which
  the date is March 31, 1999

                      ILLINOIS SUPERCONDUCTOR CORPORATION

                                 BALANCE SHEETS

                                                                          DECEMBER 31,
                                                                     1998              1997
                                                                 -----------       -----------
ASSETS
Current assets:
 Cash and cash equivalents                                       $ 2,152,595       $ 2,766,886
 Investments                                                               -           500,313
 Inventories                                                       1,424,427         1,726,141
 Accounts receivable, net of allowance for doubtful
   accounts of $87,990 and $68,775 at December 31, 1998 and
   1997, respectively                                              1,494,418           586,501
 Prepaid expenses and other                                          479,311           471,928
                                                                 -----------       -----------
Total current assets                                               5,550,751         6,051,769

Property and equipment:
 Leasehold improvements                                            4,218,511         4,215,011
 Lab equipment                                                     1,694,840         1,689,381
 Manufacturing equipment                                             983,426           945,081
 Office equipment                                                    759,443           709,324
 Furniture and fixtures                                              629,490           618,496
                                                                 -----------       -----------
                                                                   8,285,710         8,177,293
 Less: Accumulated depreciation                                   (4,761,599)       (3,654,239)
                                                                 -----------       -----------
                                                                   3,524,111         4,523,054

Restricted certificates of deposit                                   337,347           380,000
Patents and trademarks, net                                          615,879           579,486

                                                                 -----------       -----------
Total assets                                                     $10,028,088       $11,534,309
                                                                 ===========       ===========


See the accompanying Notes which are an integral part of the financial statements.

                       ILLINOIS SUPERCONDUCTOR CORPORATION

                                 BALANCE SHEETS

                                   (CONTINUED)

                                                                                      DECEMBER 31,
                                                                                 1998              1997
                                                                            ------------       ------------
LIABILITIES AND STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
Current liabilities:
 Accounts payable                                                           $    464,752       $    717,425
 Accrued liabilities                                                             799,569            587,285
 Accrued interest                                                                129,375                  -
 Current portion of other long-term debt                                          13,497             78,077
                                                                            -------------      ------------
Total current liabilities                                                      1,407,193          1,382,787

Senior convertible notes, net of discount                                      9,302,651                  -
Other long-term debt, less current portion                                             -             13,541
Deferred occupancy costs                                                          91,212             91,412

Stockholders' equity (net capital deficiency):
 Preferred Stock:
   Series B Convertible  Preferred Stock at liquidation  value: 95 shares issued and  outstanding  at December  31,1997 (none at
     December 31, 1998)                                                                -            488,534
   Series C Convertible  Preferred Stock at liquidation value: 600 shares issued and  outstanding  at December  31,1997 (none at
     December 31, 1998)                                                                -          3,038,424
   Series G Convertible  Preferred Stock at liquidation value: 700 shares issued and  outstanding  at December  31,1997 (none at
     December 31, 1998)                                                                -          3,530,206
   Common stock  ($.001 par value);  30,000,000  and  15,000,000 shares  authorized  and  12,557,045  and  6,001,925  shares issued  and  outstanding  at  December  31,  1998 and 1997,
     respectively                                                                 12,557              6,002
 Additional paid-in capital                                                   60,055,321         41,991,941
 Notes receivable from stockholders                                             (680,696)          (698,508)
 Accumulated deficit                                                         (60,160,150)       (38,310,030)
                                                                            ------------       ------------
Total stockholders' equity (net capital deficiency)                             (772,968)        10,046,569
                                                                            ------------       ------------
Total liabilities and stockholders' equity (net capital deficiency)
                                                                            $ 10,028,088       $ 11,534,309
                                                                            ============       ============

See the accompanying Notes which are an integral part of the financial statements.

                       ILLINOIS SUPERCONDUCTOR CORPORATION

                            STATEMENTS OF OPERATIONS

                                                                        YEAR ENDED DECEMBER 31,
                                                               1998               1997               1996
                                                          -------------       ------------       -----------
Net revenues:
  Net product sales                                       $   3,242,930       $  1,038,134      $    156,700
  Government contracts                                                -                  -            53,122
                                                          -------------       ------------      -------------
Total net revenues                                            3,242,930          1,038,134           209,822

Costs and expenses:
  Cost of product sales                                       7,047,347          4,401,077                 -
  Cost of government contract revenue                                 -                  -            49,534
  Research and development                                    2,934,784          4,132,019         6,422,921
  Selling and marketing                                       1,847,680          1,918,044         1,834,640
  General and administrative                                  3,370,058          2,772,274         3,290,810
                                                          -------------       ------------      -------------
Total costs and expenses                                     15,199,869         13,223,414        11,597,905
                                                          -------------       ------------      -------------
                                                            (11,956,939)       (12,185,280)      (11,388,083)

Other income and (expense):
  Investment income                                             354,738            254,781           503,911
  Non-cash interest expense on Senior
   convertible notes (Note 8)                               (10,101,401)                 -                 -
  Other interest expense                                       (146,518)           (17,969)          (29,602)
                                                          -------------       ------------      -------------
                                                             (9,893,181)           236,812           474,309
                                                          -------------       ------------      -------------
Net loss                                                    (21,850,120)       (11,948,468)      (10,913,774)

Preferred Stock dividends                                       (61,834)          (143,302)                -
                                                          -------------       ------------      -------------

Net loss plus Preferred Stock dividends                   $( 21,911,954)      $(12,091,770)     $(10,913,774)
                                                          =============       ============      =============

Basic and diluted loss per common share                   $       (1.93)      $      (2.34)     $      (2.41)
                                                          =============       ============      =============
Weighted average number of common shares
 outstanding                                                 11,345,540          5,156,663         4,536,034
                                                          =============       ============      =============

See the accompanying Notes which are an integral part of the financial statements.

                       ILLINOIS SUPERCONDUCTOR CORPORATION

           STATEMENTS OF STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)

                  YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                            SERIES B CONVERTIBLE   SERIES C CONVERTIBLE    SERIES G CONVERTIBLE
                                              PREFERRED STOCK         PREFERRED STOCK        PREFERRED STOCK       COMMON STOCK
                                            ----------------------------------------------------------------------------------------
                                                 NUMBER               NUMBER               NUMBER                NUMBER
                                                OF SHARES    AMOUNT  OF SHARES   AMOUNT   OF SHARES  AMOUNT    OF SHARES   AMOUNT
                                            ----------------------------------------------------------------------------------------
Balance as of December 31, 1995                    -     $         -     -      $       -       -   $        -   3,998,952   $ 3,999

   Exercise of stock options; $.184 - $15.25
     per share                                     -               -     -              -       -            -      49,881        50
   Exercise of warrants; $1.4679 - $13.50          -               -     -              -       -            -     565,993       566
     per share
   Forfeiture of stock options                     -               -     -              -       -            -           -         -
   Issuance of common stock - Private
     placement, net of offering costs;             -               -     -              -       -            -     408,526       408
     $21.80 per share
   Amortization of deferred compensation           -               -     -              -       -            -           -         -
   Net loss                                        -               -     -              -       -            -           -         -
                                            ----------------------------------------------------------------------------------------
Balance as of December 31, 1996                    -               -     -              -       -            -   5,023,352     5,023
   Exercise of stock options; $.184 - $18.25       -               -     -              -       -            -      17,821        18
     per share
   Exercise of warrants; $1.4679 - $13.50          -               -     -              -       -            -     138,820       139
     per share
   Payment of stockholder notes receivable         -               -     -              -       -            -           -         -
   Issuance of  preferred  stock,  net of        600       3,000,000   600      3,000,000     700    3,500,000           -         -
     offering costs
   Preferred stock dividends                       -          13,534     -         38,424       -       30,206      19,940        20
   Conversion of preferred stock to
    common stock                                (505)     (2,525,000)    -              -       -            -     801,992       802
   Net loss                                        -               -     -              -       -            -           -         -
                                            ----------------------------------------------------------------------------------------
Balance as of December 31, 1997                   95         488,534   600      3,038,424     700    3,530,206   6,001,925     6,002
   Additional offering costs related to            -               -     -              -       -            -           -         -
     issuance of preferred stock
   Exercise of stock options; $. 18 - $.23         -               -     -              -       -            -      33,942        34
     per share
   Payment of stockholder notes                    -               -     -              -       -            -           -         -
     receivable
   Preferred stock dividends                       -             260     -         24,377       -       37,197           -         -
   Conversion of preferred stock to              (95)       (488,794) (600)    (3,062,801)   (700)  (3,567,403)   6,521,178    6,521
     common stock
   Discount on senior convertible notes            -               -     -              -       -            -           -         -
     (Note 8)
   Net loss                                        -               -     -              -       -            -           -         -
                                            ========================================================================================
Balance as of December 31, 1998                    -       $       -     -     $        -       -   $        -  12,557,045   $12,557
                                            ========================================================================================

          See the accompanying Notes which are an integral part of the financial statements.

                      ILLINOIS SUPERCONDUCTOR CORPORATION

          STATEMENTS OF STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)

                 YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                  (CONTINUED)

                                                     ADDITIONAL        DEFERRED    NOTES RECEIVABLE    ACCUMULATED
                                                  PAID-IN CAPITAL    COMPENSATION  FROM STOCKHOLDERS     DEFICIT           TOTAL
                                                  ---------------------------------------------------------------------------------
Balance as of December 31, 1995                     $24,670,560        $(41,392)    $          -     $(15,447,788)   $   9,185,379
   Exercise of stock options; $.184 -
     $15.25 per share                                   282,903               -                -                -          282,953
   Exercise of warrants; $1.4679  -                   5,738,150               -       (1,142,754)               -        4,595,962
     $13.50 per share
   Forfeiture of stock options                           (5,438)          5,438                -                -                -
   Issuance of common stock - Private
     placement, net of offering costs;                8,333,246               -                -                -        8,333,654
     $21.80 per share
   Amortization of deferred compensation                      -          35,954                -                -           35,954
   Net loss                                                   -               -                -      (10,913,774)     (10,913,774)
                                                  ---------------------------------------------------------------------------------
Balance as of December 31, 1996                      39,019,421               -      (1,142,754)      (26,361,562)      11,520,128
   Exercise of stock options; $.184 -                    70,170               -               -                 -           70,188
     $18.25 per share
   Exercise  of warrants; $1.4679  -                    796,908               -               -                 -          797,047
     $13.50 per share
   Payment of stockholder notes                               -               -         444,246                 -          444,246
     receivable
   Issuance of preferred stock, net of                 (336,572)              -               -                 -        9,163,428
     offering costs
   Preferred stock dividends                            (82,184)              -               -                 -                -
   Conversion of preferred stock to                   2,524,178               -               -                 -                -
     common stock
   Net loss                                                   -               -               -       (11,948,468)     (11,948,468)
                                                  ---------------------------------------------------------------------------------
Balance as of December 31, 1997                      41,991,941               -        (698,508)      (38,310,030)      10,046,569
   Additional offering costs related to                (143,400)              -               -                 -         (143,400)
     issuance of preferred stock
   Exercise of stock options;  $. 18 -                    7,387               -               -                 -            7,421
     $.23 per share
   Payment of stockholder notes                               -               -          17,812                 -           17,812
     receivable
   Preferred stock dividends                            (61,834)              -               -                 -                -
   Conversion of preferred stock to                   7,112,477               -               -                 -                -
     common stock
   Discount on senior convertible notes              11,148,750               -               -                 -       11,148,750
     (Note 8)
   Net loss                                                   -               -               -       (21,850,120)     (21,850,120)
                                                  ---------------------------------------------------------------------------------
Balance as of December 31, 1998                     $60,055,321        $      -     $  (680,696)     $(60,160,150)   $    (772,968)
                                                  =================================================================================

          See the accompanying Notes which are an integral part of the financial statements.

                       ILLINOIS SUPERCONDUCTOR CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                                   YEARS ENDED DECEMBER 31,
                                                            1998               1997               1996
                                                       -------------       -------------      -------------
OPERATING ACTIVITIES
Net loss                                               $(21,850,120)       $(11,948,468)      $(10,913,774)
Adjustments to reconcile net loss to net cash
 used in operating activities:
   Depreciation                                           1,107,360           1,533,705          1,157,561
   Amortization                                              76,214               6,994              6,639
   Non-cash interest expense on senior
    convertible notes (Note 8)                           10,101,401                   -                  -
   Loss (gain) on available-for-sale securities               4,963                   -            (43,171)
   Other                                                          -                   -               (939)
   Stock compensation expense                                     -                   -             35,954
   Changes in operating assets and liabilities:
       Accounts receivable                                 (907,917)           (455,749)           179,777
       Inventories                                          301,714          (1,072,445)          (653,696)
       Prepaid expenses and other                            (7,383)            (35,876)            29,246
       Accounts payable                                    (252,673)           (411,584)           249,640
       Accrued liabilities                                  341,659               92,778           113,201
       Deferred occupancy costs                                (200)              15,599            18,760
                                                       -------------       -------------      -------------
Net cash used in operating activities                   (11,084,982)        (12,275,046)        (9,820,802)

INVESTING ACTIVITIES
Purchases of available-for-sale securities                        -                   -        (30,945,246)
Sales of available-for-sale securities                      495,350                   -          2,500,000
Maturities of available-for-sale securities                       -                   -         33,072,852
(Increase) decrease in restricted  certificates of
 deposit                                                     42,653             (30,000)           512,500
Payments of patent costs                                   (112,607)           (199,647)          (156,711)
Acquisitions of property and equipment                     (108,417)           (310,956)        (3,706,588)
                                                       -------------       -------------      -------------
Net cash provided by (used in) investing                    316,979            (540,603)         1,276,807
 activities

FINANCING ACTIVITIES
Proceeds  from  issuance of preferred  stock - net
 of offering costs                                         (143,400)          9,163,428                  -
Proceeds  from  issuance of common  stock - net of
 offering costs                                                   -                   -          8,333,654
Exercise of stock options                                     7,421              70,188            282,953
Exercise of warrants                                              -             797,047          4,595,962
Payments on stockholder notes receivable                     17,812             444,246                  -
Proceeds from issuance of senior convertible notes       10,350,000                   -                  -
Proceeds from issuance of other long-term debt                    -                   -             92,182
Payments on other long-term debt                            (78,121)            (80,421)          (525,802)
                                                       -------------       -------------      -------------
Net cash provided by financing activities                10,153,712          10,394,488         12,778,949
                                                       -------------       -------------      -------------
Increase (decrease) in cash and cash equivalents           (614,291)         (2,421,161)         4,234,954
Cash and cash equivalents at beginning of period          2,766,886           5,188,047            953,093
                                                       -------------       -------------      -------------
Cash and cash equivalents at end of period             $  2,152,595        $  2,766,886       $  5,188,047
                                                       =============       =============      =============

Supplemental cash flow information:
Cash paid for interest                                 $      8,994        $     17,969       $     29,602
                                                       =============       =============      =============

          See the accompanying Notes which are an integral part of the financial statements.

                       ILLINOIS SUPERCONDUCTOR CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS

     Illinois Superconductor Corporation (the "Company") was founded in 1989 by ARCH Development Corporation, an affiliate of The University of Chicago, to commercialize superconducting technologies developed initially at Argonne National Laboratory. The Company uses its patented and proprietary high-temperature superconducting materials technologies to develop and manufacture radio frequency front-end products designed to enhance the quality, capacity, coverage and flexibility of cellular, PCS and other wireless telecommunications services located primarily in the United States.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

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

Patents and Trademarks

     Patents and trademarks represent costs, primarily legal fees and expenses, incurred in order to prepare and file patent applications related to various aspects of the Company's superconductor technology and to its current and proposed products. Patents and trademarks are recorded at cost and are amortized using the straight-line method over the shorter of their estimated useful lives or 17 years. The recoverability of the carrying values of patents and trademarks is evaluated on an ongoing basis. During 1998, the Company wrote-off $61,333 of patent-related costs. Total capitalized patent and trademark costs are $655,678 and $604,404 at December 31, 1998 and 1997, respectively. Capitalized patent costs related to pending patents are $315,177 and $471,933 at December 31, 1998 and 1997, respectively. Patents and trademarks are net of accumulated amortization of $39,799 and $24,918 at December 31, 1998 and 1997, respectively.

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


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

     Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Revenue Recognition and Product Warranty

     Revenues from product sales are generally recognized at the time of shipment and are recorded net of estimated returns and allowances. The Company has, under certain conditions, granted customers the right to return product during a specified period of time after shipment. In these situations, the Company establishes a liability for estimated returns and allowances at the time of shipment. The Company has established a program which, in certain situations, allows customers or prospective customers to field test the Company's products for a specified period of time. Revenues from field test arrangements is recognized upon customer acceptance of the products. The Company warrants its products against defects in materials and workmanship typically for a one year period from the date of shipment, except for superconducting materials contained in the products, which are warranted for ten years from the date of shipment. A provision for estimated future costs related to warranty expenses is recorded when revenues are recognized. Returns and allowances and warranty costs were not significant in any period reported.

Advertising Costs

     Advertising costs are charged to expense in the period incurred. Advertising expense for the years ended December 31, 1998, 1997 and 1996, was approximately $18,000, $176,000 and $135,000, respectively.

Research and Development Costs

     Research and development costs related to both present and future products are charged to expense in the period incurred.

Net Loss Per Common Share

     Basic and diluted net loss per common share are computed based upon the weighted average number of common shares outstanding. Common shares issuable upon the exercise of options and warrants are not included in the per share calculations since the effect of their inclusion would be antidilutive. All earnings per share amounts for all periods have been presented and, where appropriate, restated to conform to the Statement 128 requirements.

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

Long Lived Assets

     The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

3.  GOING CONCERN AND MANAGEMENT'S PLANS

     The Company has incurred, and continues to incur, losses from operations and the Company's available resources are not presently sufficient to fund its expected cash requirements through the end of 1999. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

     The Company's strategy to generate sufficient working capital to fund its operations and cash requirements in the future includes advancing market penetration with original equipment manufacturers ("OEMs") and customers in overseas markets, building strong and enduring relationships with existing customers, expanding product offerings to meet varying customer needs, and reducing product costs through economies of scale in material purchases, refinement of the manufacturing processes, and further implementation of an overhead reduction program.

     As a result of its funding requirements, on March 31, 1999, the Company privately issued an aggregate of $3.3 million initial principal amount of Senior Convertible Notes due May 15, 2002 (the "New Notes") and issued warrants to purchase 1,320,000 shares of the Company's Common Stock (the "New Warrants"). The New Notes bear interest at the rate of 6% per annum, payable in cash or shares of Common Stock at the Company's option, and mature on May 15, 2002. Holders of the New Notes may convert the principal amount, plus accrued and unpaid interest, if any, into shares of the Company's Common Stock at a fixed conversion price of $1.125 per share. On and after May 15, 2000, the Company may redeem all or a portion of the New Notes at a redemption price equal to the principal amount plus accrued interest thereon, if any, under certain conditions. The New Warrants have an exercise price of $1.4625 per share and expire on March 31, 2002. In the event that the Company fails to achieve break-even or positive operating income during the second quarter of 2000, the New Notes, together with the Notes (See Note 8), may become immediately due and payable unless the holders thereof agree to modify or waive such provision. Concurrently with the issuance of the New Notes, the Company amended certain terms of $5.5 million in aggregate principal amount of the Notes (the "Amended Notes") and the Warrants exercisable for an aggregate of 2,200,000 shares of the Company's Common Stock (the "Amended Warrants") issued in connection therewith. The Amended Notes were amended to bear interest at the rate of 6% per annum, payable in cash or shares of the Company's Common Stock at the Company's option, and the fixed conversion price for the Amended Notes was reduced from $1.50 to $1.125 per share. The exercise price of the Amended Warrants was reduced from $3.75 to $1.4625 per share.

     Despite the recently completed issuance and sale of New Notes, the Company believes that during the third quarter of 1999 it will require substantial additional funds to finance its product development, manufacturing and marketing activities. The Company is actively seeking financing in order to obtain working capital to continue its operations according to its current operating plan through the third quarter of 1999 and beyond.

     If the Company is unable to obtain adequate funds when needed in the future, the Company would be required to substantially delay, scale-back or eliminate the manufacturing, marketing, or sales of one or more of its products or research and development programs, or may be required to obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates or potential products that the Company would not otherwise relinquish. This would materially and adversely affect the Company's business, financial condition, results of operations and cash flows.

4.  INVENTORIES

     Inventories consist of the following:

                                                             DECEMBER 31,
                                                         1998           1997
                                                     ----------     ----------
    Raw materials                                    $1,083,605     $  704,626
    Work-in-process                                      60,456        345,956
    Finished product                                    280,366        675,559
                                                     ==========     ==========
                                                     $1,424,427     $1,726,141
                                                     ==========     ==========

     Cost of product sales for the years ending December 31, 1998 and 1997 includes approximately $375,000 and $529,000, respectively, of costs in excess of the net realizable value of finished goods inventory.


5.  INVESTMENTS

     Investments at December 31, 1997 consisted of a U.S. government security, due March 2001, with a cost and fair value of $500,313. During 1998, this security was sold. The gross realized loss on such sale was $4,963.

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

     On February 9, 1996, the board of directors adopted a shareholder rights plan (the "Rights Plan"). In conjunction with the adoption of the Rights Plan, the Company created one series of preferred stock, consisting of 10,000 shares of Series A Junior Participating Preferred Stock ("Series A Preferred"). Each share of Series A Preferred would entitle the holder to receive dividends equal to 1,000 times the dividends per share declared with respect to the Company's common stock and, in the event of liquidation, such holders would receive a preference of 1,000 times the aggregate amount to be distributed per share to the holders of the Company's common stock. Pursuant to the Rights Plan, a Series A Right is associated with, and trades with, each share of common stock outstanding.

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

     If any person or group ("Acquiring Party") acquires 15% or more of the Company's outstanding common stock ("Shares Acquisition Date"), each holder of a Series A Right, except the Acquiring Party, has the right to receive upon exercise (i) shares of the Company's common stock having a market value equal to two times the exercise price of the Series A Right, and (ii) one Series B Right (Series A Rights and Series B Rights are hereinafter collectively referred to as the "Rights"). The board of directors has the option, after the Shares Acquisition Date but before there has been a 50% acquisition of the Company, to exchange one share of common stock (or one one-thousandth of a share of preferred stock) and one Series B Right for each Series A Right (other than Series A Rights held by the Acquiring Party).

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

     On November 14, 1995, the Company completed the private placement and issuance of 356,473 Units, which raised $3,581,282, net of related expenses. Each Unit consists of one share of common stock and one detachable common stock purchase warrant. Each warrant had a term of two years and was exercisable for the purchase of one share of common stock at $13.00 per share. Warrants for 15,700 of these shares were exercised prior to December 23, 1996. The remaining 340,773 warrants were redeemed by the Company on December 23, 1996. In conjunction with the redemption, the Company issued 340,773 shares of its common stock in exchange for $3,287,304 in cash plus $1,142,754 of notes. The notes bear interest at 8.25% per annum, were due on April 30, 1997, and are guaranteed by an affiliate of a stockholder. Payments made during 1998 and 1997 on the notes receivable totaled $17,812 and $444,246, respectively. The remaining balance due of $680,696 is currently being disputed by the issuers and is in litigation (Note 12).

     On February 23, 1996 the Company completed the private placement and issuance of 408,526 shares of its common stock at $21.80 per share. Proceeds, net of related expenses, were $8,333,654.

     On June 6, 1997, the Company issued 600 shares of Series B Convertible Preferred Stock ("Series B Stock") for $5,000 per share, or $3,000,000. In connection with the sale, the Company issued a warrant to purchase 62,500 shares of common stock at $14.8125 per share expiring on June 6, 2001. On each of August 29, 1997 and October 29, 1997, the Company issued 300 shares of Series C Convertible Preferred Stock ("Series C Stock") for $5,000 per share, or $3,000,000 in aggregate. In addition, on October 29, 1997, the Company issued 700 shares of Series G Convertible Preferred Stock ("Series G Stock") for $5,000 per share, or $3,500,000. In connection with the sale of Series G Stock, the Company issued warrants to purchase an aggregate of 34,782 shares of common stock at $10.0625 per share, expiring on October 29, 2001. Total proceeds for the above issuances, net of related expenses, was $9,020,028. None of the Preferred Stock has voting rights. The Series B Stock was convertible into common stock at a conversion price equal to the lessor of (a) $11.85, or (b) 101% of the average of the lowest per share market value for the five consecutive trading days during the 60 trading days immediately preceding the date of the conversion. The Series C Stock and Series G Stock was convertible into common stock at a conversion price equal to the lessor of (a) $8.05 or (b) 101% of the average of the lowest per share market value for the five consecutive trading days during the 60 trading days immediately proceeding the date of conversion. The conversion ratio was subject to adjustment. Dividends on the Series B, Series C and Series G Convertible Preferred Stock were payable at the rate of 5% per annum, and were payable in cash or shares of common stock, at the option of the Company.

     During the fourth quarter of 1997, $2,525,000 (505 shares) of Series B Convertible Preferred Stock were converted into 801,992 shares of common stock. Accrued dividends thereon of $61,138 were also converted into 19,940 shares of common stock.

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

     During the second quarter of 1998 $525,000 (105 shares) of Series C Convertible Preferred Stock were converted into 477,968 shares of common stock. Accrued dividends thereon of $11,916 were also converted into 10,849 shares of common stock. In addition, $260,000 (52 shares) of Series G Convertible Preferred Stock were converted into 260,678 shares of common stock. Accrued dividends of $5,490 were also converted into 5,502 shares of common stock.

     On April 22, 1998, the stockholders of the Company approved an increase in the number of shares of authorized common stock from 15,000,000 to 30,000,000.

     At December 31, 1998, authorized but unissued shares of common stock have been reserved for future issuance as follows:

          Warrants outstanding (Note 7)                                4,678,688
          Options outstanding (Note 7)                                 1,193,977
          Options reserved for future  issuance under the 1993
           Stock Option Plan (Note 7)                                    485,145
          Shares issuance upon conversion of senior
           convertible notes (Note 8)                                  6,900,000
                                                                      ----------
                                                                      13,257,810
                                                                      ==========


7.  STOCK OPTIONS AND WARRANTS

     On August 19, 1993, the Board of Directors adopted the 1993 Stock Option Plan (the "Plan") for employees, consultants, and directors who are not also employees of the Company (outside directors). The maximum number of shares issuable under the Plan, as amended in 1997, is 1,705,000, of which 80,000 are reserved for issuance to outside directors. The Plan is administered by a committee (the "Committee") consisting of two or more outside directors appointed by the board of directors of the Company.

     For employees and consultants, the Plan provides for granting of Incentive Stock Options (ISOs) and Nonstatutory Stock Options (NSOs). In the case of ISOs, the exercise price shall not be less than 100% (110% in certain cases) of the fair value of the Company's common stock, as determined by the Committee, on the date of grant. In the case of NSOs, the exercise price shall not be less than 85% (110% in certain cases) of the fair value of the Company's common stock, as determined by the Committee, on the date of grant. The term of options granted to employees and consultants will be for a period not to exceed 10 years (five years in certain cases). Options granted under the Plan on or before May 31, 1995 generally vest over a five year period (one-fifth of options granted vest after one year from the grant date and the remaining options vest ratably each month thereafter). Options granted under the Plan subsequent to May 31, 1995, generally vest over a four year period (one-fourth of options granted vest after one year from the grant date and the remaining options vest ratably each month thereafter). In addition, the Committee may authorize option grants with vesting provisions that are not based solely on employees' rendering of additional service to the Company.

     For outside directors, NSOs only will be granted with an exercise price of 100% of the fair value of the stock, as determined by the Committee, on the date of grant. The Plan provides that each outside director will be automatically granted 10,000 NSOs on the date of their initial election to the board of directors. On the date of the annual meeting of the stockholders of the Company, each outside director who is elected, reelected, or continues to serve as a director, shall be granted 3,000 NSOs, except for those outside directors who are first elected to the Board of Directors at the meeting or three months prior. The options granted vest ratably over three years and expire after seven years from the grant date.

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

      The Company has elected to follow Accounting Principals Board Opinion No. 25, Accounting for Stock Issued to Employees, (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under Financial Accounting Standards Board No. 123, Accounting for Stock-Based Compensation, (FASB 123) requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, since the exercise price of the Company's employee stock option grants has equaled the market price of the underlying stock on the date of grant, no compensation expense is recognized.

      Pro forma information regarding net income and earnings per share is required under FASB 123, and has been determined as if the Company had accounted for its stock options granted subsequent to December 31, 1994, under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the years ended December 31, 1998, 1997 and 1996: risk-free interest rate of 5.6%, 6.3% and 6.2%, respectively; a dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of
 .96, .74 and .75, respectively; and expected life of the options of 4.0, 4.0 and
4.1 years, respectively.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                                         YEAR ENDED DECEMBER 31,
                                                                  1998             1997           1996
                                                             --------------   ------------    ------------
          Pro forma net loss                                 $(22,863,252)    $(13,063,962)   $(11,590,957)
          Pro forma  basic  and  diluted  loss per  common
            share                                            $      (2.02)    $      (2.53)   $      (2.56)

     Because FASB 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1999.

     The table below summarizes all option activity during the period from January 1, 1996 to December 31, 1998:

                                                                  EXERCISE
                                                     OPTIONS        PRICE
                                                   OUTSTANDING    PER SHARE
                                                -------------------------------
     Outstanding at December 31, 1995                 525,268    $ .18 - 19.25
     Granted                                          346,907    17.00 - 27.00
     Exercised                                        (49,881)     .18 - 15.25
     Forfeited                                        (26,036)     .23 - 26.50
                                                --------------
     Outstanding at December 31, 1996                 796,258      .18 - 27.00
     Granted                                          121,000     2.00 - 19.00
     Exercised                                        (17,821)     .18 - 18.25
     Forfeited                                       (216,104)    6.75 - 27.00
                                                --------------
     Outstanding at December 31, 1997                 683,333      .18 - 26.50
     Granted                                          780,900      1.03 - 2.00
     Exercised                                        (33,942)       .18 - .23
     Forfeited                                       (236,314)     .23 - 26.50
                                                --------------
     Outstanding at December 31, 1998               1,193,977    $ .18 - 26.50
                                                ==============

     The weighted-average exercise price of options outstanding at December 31, 1998, 1997 and 1996, was $6.71, $12.92 and $13.40, respectively. The weighted-average exercise price of options granted, exercised, and forfeited during 1998 was $1.55, $0.22 and $6.69, respectively. The weighted-average fair value of options granted during 1998, 1997 and 1996 was $1.09, $7.94, $11.35, respectively.

     Following is additional information with respect to options outstanding at December 31, 1998:

                                            EXERCISE     EXERCISE    EXERCISE     EXERCISE     EXERCISE
                                           PRICE FROM   PRICE FROM  PRICE FROM   PRICE FROM   PRICE FROM
                                            $0.18 TO     $1.03 TO   $10.125 TO    $15.50 TO    $19.00 TO
                                              $0.23       $9.75       $14.75       $18.50       $26.50
                                          ---------------------------------------------------------------
     OUTSTANDING AT DECEMBER 31, 1998:
        Number of options                    18,975      808,250      102,189      211,548       53,015
        Weighted-average exercise price      $ 0.22       $ 2.48      $ 10.92      $ 17.56      $ 22.07
        Weighted-average remaining
          contractual life in years            3.77         8.73         5.62         7.40         7.23

     EXERCISABLE AT DECEMBER 31, 1998:
        Number of options                    18,975       84,769       93,185      133,185       36,542
        Weighted-average exercise price      $ 0.22        $7.40      $ 10.93       $17.47      $ 21.99

     The total number of unvested options outstanding at December 31, 1998 was 827,321, all of which will vest based on employees' continued service to the Company.

     In December 1991 and January 1992, the Company issued common stock purchase warrants for 34,063 and 74,938 shares, respectively, to preferred stockholders in conjunction with short-term loans from the stockholders. These warrants have an exercise price of $1.4679 per share and expire 10 years from the date of issue. Warrants for 19,869, 34,063 and 13,625 of these shares were exercised during 1997, 1996, and 1995, respectively.

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

     The Company issued warrants to purchase 470,589 shares of common stock in connection with the July 1993 issuance of Series C Preferred Stock. These warrants are exercisable at $9.56 per share and expire in November 2000. Warrants for 64,614 and 69,020 of these shares were exercised during 1997 and 1996, respectively.

     In conjunction with the Company's initial public offering in October 1993, warrants to purchase an aggregate of 100,000 shares of common stock at an exercise price of $13.50 (120% of the initial public offering price) per share were issued for $100 to the managing underwriter of the initial public offering. The warrants were exercisable through October 26, 1998. Warrants for 10,000 of these shares were exercised in 1996. The remaining 90,000 warrants expired unexercised on October 26, 1998.

     On June 6, 1997, the Company issued warrants to purchase 62,500 shares of common stock in connection with the issuance of Series B Convertible Preferred Stock (Note 6). These warrants have an exercise price of $14.8125 per share and expire on June 6, 2001.

     On October 29, 1997, the Company issued warrants to purchase 34,782 shares of common stock in connection with the issuance of Series G Convertible Preferred Stock (Note 6). These warrants have an exercise price of $10.0625 per share and expire on October 29, 2001.

     On May 15, 1998, the Company issued warrants to purchase 4,140,000 shares of common stock in connection with the issuance of Senior Convertible Notes (Note 8). These warrants have an exercise price of $3.75 per share and expire on May 15, 2001.

8.  LONG-TERM DEBT

     On May 15, 1998, the Company entered into a Securities Purchase Agreement (the "Agreement") with various parties. Under the terms of the Agreement, the Company issued and sold $10,350,000 in aggregate principal amount of Senior Convertible Notes due May 15, 2002 (the "Notes") and issued warrants to purchase 4,140,000 shares of the Company's Common Stock (the "Warrants"). The Notes bear interest at 2% per annum, payable in cash or in shares of the Company's Common Stock at the Company's option, and mature on May 15, 2002. Holders of the Notes may convert the principal amount, plus accrued and unpaid interest, if any, into shares of the Company's Common Stock at a fixed conversion price of $1.50 per share. Conversions were not permitted during the first 90 days following the issuance of the Notes and were limited to one-half of the original principal amount during the period from 91 to 180 days after the issuance of the Notes. The Company may redeem all or a portion of the Notes at a redemption price equal to the principal amount plus accrued interest thereon, if any, under certain conditions. The Warrants have an exercise price of $3.75 per share and expire on May 15, 2001. The Agreement contains several covenants which limit the Company's ability to incur additional indebtedness and to create any lien, pledge, or encumbrance on any assets of the Company.

     Since the Notes were issued with a non-detachable conversion feature that was "in-the-money" at the date of issuance, a portion of the proceeds equal to the intrinsic value of the conversion feature (equal to $9,918,750, and calculated as the difference between the conversion price and the quoted market price of the Company's Common stock on the date of issuance multiplied by the number of shares into which the Notes are convertible) was allocated to additional paid-in capital, thus creating a discount to the debt. This discount was recognized as a charge to interest expense using the effective interest method over the period from the date of issuance to the date the Notes first became convertible (August 15, 1998 for up to one-half of the original principal amount and November 15, 1998 for the remaining principal amount). In addition, a portion of the proceeds equal to the fair value of the Warrants issued in conjunction with the Notes (equal to $1,230,000, and calculated using the Black-Scholes Approximation Formula)

8. LONG-TERM DEBT (CONTINUED)

was allocated to additional paid-in capital, thus creating an additional discount to the debt. This discount will be recognized as a charge to interest expense using the effective interest method over the four year term of the Notes. The Company recognized

$10,101,401 of non-cash interest charges during 1998 as a result of the amortization of the discount on the Notes. As a result of the additional interest expense from amortization of the debt discount described above, the effective interest rate on the Notes is approximately 73.9%.

     It is not practicable to estimate the fair value of the Notes at December 31, 1998 because a quoted market price for such securities is not available, the Company has not yet developed a valuation model necessary to make such an estimate, and the cost of obtaining an independent valuation would be prohibitive.

9.  INCOME TAXES

     The Company has net operating loss and research and development credit carryforwards for tax purposes of approximately $50,369,000 and $1,050,000, respectively, at December 31, 1998. The net operating loss carryforwards expire in the following years:

              YEAR                                                  AMOUNT
            -----------------------------------------------------------------
              2005                                               $     7,000
              2006                                                   638,000
              2007                                                   974,000
              2008                                                 1,659,000
              2009                                                 3,973,000
              2010                                                 8,199,000
              2011                                                11,953,000
              2012                                                11,922,000
              2013                                                11,044,000
                                                                 ------------
                                                                 $50,369,000
                                                                 ============

Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                          DECEMBER 31,
                                                   1998                 1997
                                             -----------------------------------
     Deferred tax assets:
      Net operating loss carryforward        $ 19,140,000           $15,210,000
      Research and development tax credit
       carryforwards                            1,050,000               881,000
      Deferred compensation                        27,000                79,000
      Accounts receivable                          33,000                     -
      Inventories                                 223,000                     -
                                             -----------------------------------
     Total deferred tax assets                 20,473,000            16,170,000

     Deferred tax liabilities:
      Patent costs                               (234,000)             (215,000)
      Property and equipment                     (101,000)             (130,000)
                                             -----------------------------------
                                                 (335,000)             (345,000)
                                             -----------------------------------
     Net deferred tax assets                   20,138,000            15,825,000
     Valuation allowance                      (20,138,000)          (15,825,000)
                                             -----------------------------------
     Net deferred tax assets                 $          -           $         -
                                             ===================================

9.  INCOME TAXES (CONTINUED)

     The valuation allowance increased during 1998 and 1997 by $4,313,000 and $4,815,000, respectively, due primarily to the increase in the net operating loss carryforward. Based on the Internal Revenue Code and changes in the ownership of the

Company, utilization of the net operating loss carryforwards will be subject to annual limitations.

10.  LEASES

     The Company leases its manufacturing and office space. Under the terms of the lease, which expires October 2004, the Company is responsible for all real estate taxes and operating expenses. The lease provides for a security deposit ($250,000 at December 31, 1998) that is secured by a certificate of deposit owned by the Company.

     Future minimum payments under the operating lease consist of the following at December 31, 1998:

           YEAR                                                      AMOUNT
          ------------------------------------------------------------------

          1999                                                    $  227,500
          2000                                                       231,300
          2001                                                       249,900
          2002                                                       249,900
          2003                                                       249,900
          Thereafter                                                 208,300
                                                                  ----------
                                                                  $1,416,800
                                                                  ==========

     Rent expense totaled $229,786, $226,938 and $227,334, for the years ended December 31, 1998, 1997, and 1996, respectively.

11.  401(K) PLAN

     The Company has a 401(k) plan covering all employees who meet prescribed service requirements. The plan provides for deferred salary contributions by the plan participants and a Company contribution. Company contributions, if any, are at the discretion of the Board of Directors and are not to exceed the amount deductible under applicable income tax laws. No Company contribution was made for the years ended December 31, 1998, 1997, and 1996.

12.  LITIGATION

Siegler Litigation

     On June 5, 1996, Craig M. Siegler filed a complaint against the Company in the Circuit Court of Cook County, Illinois, County Department, Chancery Division. The complaint alleged that, in connection with the Company's private placement of securities in November 1995, the Company breached and repudiated an oral contract with Mr. Siegler for the issuance and sale by the Company to Mr. Siegler of 370,370.37 shares of the Common Stock, plus warrants (immediately exercisable at $12.96 per share) to purchase an additional 370,370.37 shares of the Common Stock, for a total price of $4,000,000. The remedy sought by Mr. Siegler was a sale to him of such securities on the terms of the November 1995 private placement. On August 16, 1996, the Company's motion to dismiss Mr. Siegler's complaint was granted with leave to amend. On September 19, 1996, Mr. Siegler's motion for reconsideration was denied.

     On October 10, 1996, Mr. Siegler filed his First Amended Verified Complaint and Jury Demand, seeking a jury
12.  LITIGATION (CONTINUED)

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

Note Litigation

     On July 10, 1997, the Company filed a complaint against Sheldon Drobny; Howard L. "Buzz" Simons, joint tenant with Aric and Corey Simons; Aaron Fischer; Stewart Shiman; Sharon D. Gonsky, d/b/a SDG Associates; Gregg Rosenberg; Stacey Rosenberg; Merrill Weber & Co., Inc.; Drobny/Fischer Partnership, an Illinois general partnership; and Ruben Rosenberg (collectively, the "Borrowers"), and Paradigm Venture Investors, L.L.C. (the "Guarantor") in the Circuit Court of Cook County, Illinois, County Department, Law Division. The complaint seeks to enforce the terms of loans made to the Borrowers by the Company and evidenced by promissory notes dated December 13, 1996, in the aggregate principal amount of $698,508 and the guarantee by the Guarantor of the Borrowers' obligations under these promissory notes. The Borrowers' notes were issued to the Company in connection with the Borrowers' exercise of warrants to purchase shares of the Common Stock in December 1996.

     On September 30, 1997, the Borrowers and the Guarantor responded to the Company's complaint. Concurrently, the Borrowers filed a counterclaim alleging that they exercised the warrants in reliance on the Company's alleged fraudulent representations to certain Borrowers concerning a third-party's future underwriting of a secondary public offering of the Common Stock. The counterclaim sought an amount of damages which the Borrowers allege "cannot currently be determined." On December 10, 1997, the Company's motion to strike the Borrowers' fraud defense and dismiss their counterclaim was granted with leave to amend.

     On January 14, 1998, the Borrowers filed amended defenses and counterclaims based on substantially similar allegations of supposed fraud by the Company. The Company's answer was filed on April 30, 1998, and the parties are proceeding with discovery. The Company regards the amended fraud claim as without factual or legal merit. Effective July 23, 1998, one of the Borrowers, Merrill Weber & Co., Inc., and the Company reached a settlement of their respective claims. The Company intends to vigorously pursue recovery of the moneys owed by the other Borrowers and the Guarantor under the promissory notes and the guarantee.

Lipman Litigation

     On January 6, 1998, Jerome H. Lipman, individually and on behalf of all others similarly situated, filed a complaint against the Company and eight of its former or current directors: Leonard A. Batterson, Michael J. Friduss, Peter
S. Fuss, Edward W. Laves, Steven L. Lazarus, Tom L. Powers, Ora E. Smith and Paul G. Yovovich (collectively, the "Named Directors") in the Circuit Court of Cook County, Illinois, County Department, Chancery Division. The complaint alleged that the Named Directors breached their duties of loyalty and due care to the putative class of stockholders by selecting financing for the Company in June 1997 which supposedly entrenched the Directors and reduced the Common Stock price. The complaint also alleged that the Named Directors breached their duty of disclosure by not informing the stockholders that the selected financing would erode the Common Stock price. Mr. Lipman's complaint sought certification of a class consisting of all owners of the Common Stock during the period from June 6, 1997 through November 21, 1997, excluding the Named Directors and Sheldon

12. LITIGATION (CONTINUED)

Drobny. The complaint also seeks an unspecified amount of compensatory and punitive damages, and attorneys' fees.

     The Company and the Named Directors regard the suit as without factual or legal merit. Accordingly, on February 17, 1998, the Company and the Named Directors filed a motion to dismiss Mr. Lipman's complaint. The motion presented arguments that the claims of Mr. Lipman and the putative class are barred by the business judgment rule and the plaintiff's failure to fulfill the legal prerequisites for filing an action against the Named Directors. Prior to a hearing on the Company's and the Named Directors' motion to dismiss, Mr. Lipman filed a motion on March 16, 1998, seeking both to amend his proposed putative class to include Mr. Drobny and to certify the class.

     On June 1, 1998, the court granted the Company's and the Named Directors' motion to dismiss the complaint. Concurrently, Mr. Lipman withdrew his motion to amend the proposed putative class and certify the class. On June 30, 1998, Mr. Lipman filed an amended complaint against the Named Directors but excluding the Company itself as a defendant. The amended complaint alleges that the Named Directors breached their duties of loyalty and due care to the putative class of stockholders by selecting financing for the Company in June 1997 and thereafter drawing two tranches of the financing. The amended complaint seeks certification of a class consisting of all owners of the Common Stock during the period from May 15, 1997 through December 31, 1997, excluding the Named Directors. Mr. Lipman's amended complaint alleges that the stock owned by the putative class lost $61 million due to the financing the Named Directors selected, and seeks an unspecified amount of compensatory and punitive damages. The Company and the Named Directors regard the amended complaint as without factual or legal merit. Accordingly, the Named Directors filed a motion to dismiss Mr. Lipman's amended complaint on July 29, 1998. The court granted the motion to dismiss in December 1998, finding that Mr. Lipman still had failed to fulfill the prerequisites for maintaining a shareholder derivative action against the Named Directors. On January 12, 1999, Mr. Lipman and two added former stockholders filed a second amended complaint against the Named Directors and again including the Company itself as a defendant.

     The second amended complaint alleges that the Named Directors breached their duties of loyalty and due care to the putative class and further alleges that the purported devaluation of the plaintiff's stock resulting from the June 1997 financing was an improper "assessment" on the plaintiffs' shares for which they seek an unspecified amount of compensatory and punitive damages. In February 1999, the Company and the Named Directors filed a motion to dismiss the second amended complaint. A hearing on the motion is scheduled for April 1999.

Greenwald Litigation

     On June 24, 1998, Jonathan Greenwald, derivatively on behalf of the Company, filed a complaint against the Company and the Named Directors in the court of Chancery of the State of Delaware in and for New Castle County. Mr. Greenwald's complaint alleges that the Named Directors breached their duties of good faith, loyalty, due care, and candor by selecting financing for the Company in 1997 which purportedly reduced the stock price and was supposedly accepted to entrench the Named Directors. The complaint seeks an unspecified amount of compensatory damages, various equitable relief and attorney's fees.

     The Company and the Named Directors regard the suit as without factual or legal merit. Accordingly, in January 1999, the Company and the Named Directors filed a motion to dismiss the complaint arguing that the complaint is barred by the business judgment rule and the plaintiffs' failure to fulfill the prerequisites for maintaining a shareholder derivative action against the Named Directors. A hearing on the motion has not been scheduled.

     The Company intends to defend itself vigorously in the matters described above and believes that the resolution of these matters will not have a material adverse effect on the financial condition, results of operations, or cash flows of the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information in response to this item is incorporated by reference from the "Election of Directors," "Executive Officers," and "Section 16(a) Beneficial Ownership Compliance" sections of the Company's definitive proxy statement to be filed with Securities and Exchange Commission in connection with the Company's 1999 Annual Meeting of Stockholders, scheduled to be held on June 9, 1999 (the "1999 Proxy Statement").

ITEM 11.  EXECUTIVE COMPENSATION

         Information in response to this item is incorporated by reference from the section of the 1999 Proxy Statement captioned "Executive Compensation and Certain Transactions."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information in response to this item is incorporated by reference from the section of the 1999 Proxy Statement captioned "Security Ownership of Management and Principal Stockholders."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information in response to this item is incorporated by reference from the section of the 1999 Proxy Statement captioned "Executive Compensation and Certain Transactions."

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this Form 10-K:

         1. The following financial statements of the Company, with the report of independent auditors, are filed as part of this Form 10-K:

         Report of Independent Auditors
         Balance Sheets as of December 31, 1998 and 1997
         Statements of Operations for the Years Ended December 31, 1998, 1997,
               and 1996
         Statements of Stockholders' Equity (Net Capital Deficiency) for the
              Years Ended December 31, 1998, 1997, and 1996
         Statements of Cash Flows for the Years Ended December 31, 1998, 1997
              and 1996
         Notes to Financial Statements

         2. The following financial statement schedules of the Company are filed as part of this Form 10-K:

                Schedule II       N        Valuation and Qualifying Accounts

          All other financial schedules are omitted because such schedules are not required or the information required has been presented in the aforementioned financial statements.

         3.    Exhibits are listed in the Exhibit Index to this Form 10-K.

(b)  Reports on Form 8-K:

     None.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 1999.

                      ILLINOIS SUPERCONDUCTOR CORPORATION


                                       By: /s/ EDWARD W. LAVES
                                          -------------------------------------
                                          Edward W. Laves, Ph.D.
                                          President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 31st day of March, 1999.


           SIGNATURE                                                 TITLE
------------------------------------      ---------------------------------------------------------
                                          Chairman of the Board, President, Chief Executive Officer
          /s/ EDWARD W. LAVES             (Principal Executive Officer)
------------------------------------
              Edward W. Laves

                                          Controller and Treasurer
          /s/ KENNETH E. WOLF             (Principal Financial and Accounting Officer)
------------------------------------
              Kenneth E. Wolf

          /s/ HOWARD HOFFMANN             Director
------------------------------------
              Howard Hoffmann

           /s/ ROBERT D. MITCHUM          Director
------------------------------------
               Robert D. Mitchum

          /s/ TERRY S. PARKER             Director
------------------------------------
              Terry S. Parker

          /s/ THOMAS L. POWERS            Director
------------------------------------
              Thomas L. Powers


                       ILLINOIS SUPERCONDUCTOR CORPORATION

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                         Balance at
                                                        beginning of      Additions    Deductions   Balance at end
                                                            year                                       of year
                                                      ---------------   ------------   ----------   --------------
YEAR ENDED DECEMBER 31, 1998:
 Deducted from asset accounts:
    Valuation allowance on deferred tax assets......     $15,825,000      $4,580,000   $      0        $20,405,000


    Allowance for doubtful accounts                      $    68,775      $   19,215   $      0        $    87,990


    Reserve for obsolete inventory                       $         0      $  587,000   $               $   587,000


YEAR ENDED DECEMBER 31, 1997:
 Deducted from asset accounts:
    Valuation allowance on deferred tax assets.....      $11,010,000      $4,815,000   $      0        $15,825,000


    Allowance for doubtful accounts                      $         0      $   68,775   $      0        $    68,775

YEAR ENDED DECEMBER 31, 1996:
 Deducted from asset accounts:
    Valuation allowance on deferred tax assets.....      $ 6,531,000      $4,479,000   $      0        $11,010,000

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBITS

     3.1 Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-3/A, filed with the Securities and Exchange Commission ("SEC") on August 13, 1998, Registration No. 333-56601 (the "August 1998 S-3").

     3.2 By-Laws of the Company, incorporated by reference to Exhibit 3.2 to Amendment No. 3 to the Company's Registration Statement on Form S-1, filed with the SEC on October 26, 1993, Registration No. 33-67756 (the "IPO Registration Statement").

     3.3 Certificate of Amendment of Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.3 to the IPO Registration Statement.

     4.1 Specimen stock certificate representing Common Stock, incorporated by reference to Exhibit 4.1 to the IPO Registration Statement.

     4.2      Form of Series B Warrants, incorporated by reference to Exhibit
              4.2 to the IPO Registration Statement.

     4.3      Form of Series B Warrants, incorporated by reference to Exhibit
              4.3 to the IPO Registration Statement.

     4.4      Form of Representative Warrant, incorporated by reference to
              Exhibit 4.4 to the IPO Registration Statement.

     4.5 Rights Agreement dated as of February 9, 1996 between the Company and LaSalle National Trust, N.A., to the Exhibit to the Company's Registration Statement on Form 8-A, filed with the SEC on February 12, 1996.

     4.6 Convertible Preferred Stock Purchase Agreement dated as of June 6, 1997, by and between the Company and Southbrook International Investments, Ltd., incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-3, filed with the SEC on June 23, 1997, Registration No. 333-29797 (the "June 1997 S-3").

     4.7 Registration Rights Agreement dated as of June 6, 1997, by and between the Company and Southbrook International Investments, Ltd., incorporated by reference to Exhibit 4.5 to the June 1997 S-3.

     4.8 Warrant dated June 6, 1997 issued to Southbrook International Investments, Ltd., incorporated by reference to Exhibit 4.5 to June S-3.

     4.9 Certificate of Designation, Preferences and Rights relating to the Company's Series C Convertible Preferred Stock, incorporated by reference to Exhibit 4.9 to the Company's Registration Statement on Form S-3, filed with the SEC on September 22, 1997, Registration No. 333-36089.

     4.10 Certificate of Designation, Preferences and Rights relating to the Company's Series G Convertible Preferred Stock, incorporated by reference to Exhibit 4.8 to the Company's Registration Statement on Form S-3, filed with the SEC on December 8, 1997, Registration No. 333-41731 (the "December 1997 S-3").

     4.11 Convertible Preferred Stock Purchase Agreement dated as of October 29, 1997, by and between the Company and Elliott Associates, L.P. and Westgate International, L.P., incorporated by reference to
              Exhibit 4.9 to the December 1997 S-3.

     4.12 Registration Rights Agreement dated as of October 29, 1997, by and between the Company and Elliott Associates, L.P. and Westgate International, L.P., incorporated by reference to Exhibit 4.10 to the December 1997 S-3.

     4.13 Agreement dated as of October 29, 1997, by and between the Company and Brown Simpson Strategic Growth Fund, L.P. and Southbrook International Investments, Ltd., incorporated by reference to
              Exhibit 4.11 to the

              December 1997 S-3.

     4.14 Form of 2% Senior Convertible Note due May 15, 2002, incorporated by reference to Exhibit 4.2 to the August 1998 S-3.

     4.15     Form of Warrant dated May 15, 1998, incorporated by reference to
              Exhibit 4.3 to the August 1998 S-3.

     4.16 Securities Purchase Agreement dated as of May 15, 1998, by and between the Company and Elliott Associates, L.P., Westgate International, L.P., Alexander Finance, LP, State Farm Mutual Automobile Insurance Company, Spring Point Partners, L.P. and Spring Point Offshore Fund, incorporated by reference to Exhibit
              4.5 to the August 1998 S-3.

     4.17 Registration Rights Agreement dated as of May 15, 1998, by and between the Company and Elliott Associates, L.P., Westgate International, L.P., Alexander Finance, LP, State Farm Mutual Automobile Insurance Company, Spring Point Partners, L.P. and Spring Point Offshore Fund, incorporated by reference to Exhibit
              4.6 to the August 1998 S-3.

     4.18     Form of 6% Senior Convertible Note due May 15, 2002.

     4.19     Form of Warrant dated March 31, 1999.

     4.20 Securities Purchase Agreement dated as of March 31, 1999, by and between the Company and Elliott Associates, L.P., Westgate International, L.P., Alexander Finance, LP and State Farm Mutual Automobile Insurance Company.

     4.21 Registration Rights Agreement dated as of March 31, 1999, by and between the Company and Elliott Associates, L.P., Westgate International, L.P., Alexander Finance, LP and State Farm Mutual Automobile Insurance Company.

     4.22 Amendment to Securities Purchase Agreement dated as of March 31, 1999, by and between the Company and Elliott Associates, L.P., Westgate International, L.P., Alexander Finance, LP, State Farm Mutual Automobile Insurance Company, Spring Point Partners, L.P. and Spring Point Offshore Fund.

     10.1 1993 Amended and Restated Stock Option Plan, as amended, incorporated by reference to Exhibit B to the Company's Proxy Statement filed with the SEC on May 6, 1997.*

     10.2 Form of Amended and Restated Director Indemnification Agreement, incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998. *

     10.3 Third Amended and Restated Registration Rights Agreement dated as of July 14, 1993, as amended, incorporated by reference to Exhibit
              10.4 to the IPO Registration Statement.

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

     10.16    Form of Officer Indemnification Agreement.*

     10.17 Employment Agreement dated July 1, 1998 between the Company and Edward W. Laves, Ph.D.*

     10.18 Employment Agreement dated November 9, 1998 between the Company and Dennis Craig.*

     10.19 Single-Tenant Industrial building Lease between Teachers' Retirement System of the State of Illinois, landlord, and Illinois Superconductor Corporation, tenant, dated June 24, 1994, incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarterly period ending June 30, 1994.

     23.      Consent of Ernst & Young LLP.

     27.      Financial Data Schedule.

__________________
* Management contract or compensatory plan or arrangement required to be filed as an exhibit on this Form 10-K.