Form 10-Q
period 1999-03-31
ILLINOIS SUPERCONDUCTOR CORPORATION
filed 1999-05-17
CIK 888693

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                ---------------

                                   FORM 10-Q
(Mark One)
    [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1999

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

     On May 6, 1999, 12,557,344 shares of the registrant's Common Stock, par value $0.001 per share, were outstanding.



================================================================================

                               TABLE OF CONTENTS


                                             PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements......................................................................................    1

           Condensed Balance Sheets as of March 31, 1999 (unaudited) and December 31, 1998.........................    1

           Condensed Statements of Operations (unaudited) for the three months ended
           March 31, 1999 and 1998.................................................................................    2

           Condensed Statements of Cash Flows (unaudited) for the three months ended
           March 31, 1999 and 1998.................................................................................    3

           Notes to Condensed Financial Statements.................................................................    4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.....................    6

Item 3.  Quantitative and Qualitative Disclosures About Market Risk................................................    9


                                               PART II. OTHER INFORMATION
Item 1.  Legal Proceedings.........................................................................................    9

Item 2.  Changes in Securities and Use of Proceeds.................................................................   12

Item 3.  Defaults Upon Senior Securities...........................................................................   *

Item 4.  Submission of Matters to a Vote of Security Holders.......................................................   *

Item 5.  Other Information.........................................................................................   12

Item 6.  Exhibits and Reports on Form 8-K..........................................................................   12

--------------
*  No reportable information under this item.

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      ILLINOIS SUPERCONDUCTOR CORPORATION

                            CONDENSED BALANCE SHEETS

                                                                       MARCH 31,         DECEMBER 31,
                                                                         1999               1998
                                                                     ------------       -------------
                                                                     (UNAUDITED)
ASSETS:
     Current assets:
       Cash and cash equivalents                                     $  3,962,862       $   2,152,595
       Inventories                                                      2,981,198           1,424,427
       Accounts receivable, net                                           527,313           1,494,418
       Prepaid expenses and other                                         475,283             479,311
                                                                     ------------       -------------
     Total current assets                                               7,946,656           5,550,751

     Property and equipment:
       Property and equipment                                           8,314,348           8,285,710
       Less: accumulated depreciation                                   4,982,639           4,761,599
                                                                     ------------       -------------
     Net property and equipment                                         3,331,709           3,524,111

     Other assets:
       Restricted certificates of deposit                                 341,307             337,347
       Patents and trademarks, net                                        632,440             615,879
                                                                     ------------       -------------
                                                                          973,747             953,226
                                                                     ------------       -------------
     Total assets                                                    $ 12,252,112       $  10,028,088
                                                                     ============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY):
     Current liabilities:
       Accounts payable                                              $  1,705,037       $     464,752
       Accrued liabilities                                                615,366             799,569
       Accrued interest                                                   181,125             129,375
       Current portion of other long-term debt                             13,259              13,497
                                                                     ------------       -------------
     Total current liabilities                                          2,514,787           1,407,193

     Other long term debt, less current portion                            16,919                   -
     Senior Convertible Notes                                          13,650,000          10,350,000
     Discount on Senior Convertible Notes                              (1,241,528)         (1,047,349)
     Deferred occupancy costs                                              91,162              91,212

     Stockholders' equity (net capital deficiency):
       Common stock ($.001 par value); 30,000,000 shares                   12,557              12,557
       authorized and 12,557,344 shares issued and outstanding at
       March 31, 1999 and December 31, 1998
       Additional paid-in capital                                      60,396,321          60,055,321
       Notes receivable from stockholders                                (680,696)           (680,696)
       Accumulated deficit                                            (62,507,410)        (60,160,150)
                                                                     ------------       -------------
     Total stockholders' equity (net capital deficiency)               (2,779,228)           (772,968)
                                                                     ------------       -------------
     Total liabilities and stockholders' equity (net capital
      deficiency)                                                    $ 12,252,112       $  10,028,088
                                                                     ============       =============

NOTE: The condensed balance sheet as of December 31, 1998 has been derived from the audited financial statements for that date but does not include all of the information and accompanying notes required by generally accepted accounting principles for complete financial statements.

See the accompanying Notes which are an integral part of the Condensed Financial Statements.

                      ILLINOIS SUPERCONDUCTOR CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                   THREE MONTHS ENDED MARCH 31,
                                                                 1999                        1998
                                                       -----------------------     ------------------------
Net revenues                                                   $       511,900              $       697,169

Costs and expenses:
   Cost of revenues                                                  1,009,026                    1,045,197
   Research and development                                            521,563                      751,040
   Selling and marketing                                               456,515                      367,754
   General and administrative                                          708,519                      681,217
                                                       -----------------------     ------------------------
Total costs and expenses                                             2,695,623                    2,845,208
                                                       -----------------------     ------------------------
Operating income (loss)                                             (2,183,723)                  (2,148,039)

Other income (expense):
   Interest income                                                      38,356                        7,382
   Interest expense                                                   (129,417)                      (4,033)
                                                       -----------------------     ------------------------
                                                                       (91,061)                       3,349
                                                       -----------------------     ------------------------
Loss before extraordinary item                                      (2,274,784)                  (2,144,690)

Extraordinary item - debt extinguishment                               (73,000)                           -
                                                       -----------------------     ------------------------
Net loss                                                            (2,347,784)                  (2,144,690)
Preferred Stock dividends                                                    -                      (61,740)
                                                       -----------------------     ------------------------
Net loss plus Preferred Stock dividends                         $   (2,347,784)             $    (2,206,430)
                                                       =======================     ========================

Basic and diluted loss per common share                         $        (0.19)             $         (0.29)
                                                       =======================     ========================

Weighted average number of common shares
   outstanding                                                      12,557,344                    7,714,379
                                                       =======================     ========================

See the accompanying Notes which are an integral part of the Condensed Financial Statements.

                      ILLINOIS SUPERCONDUCTOR CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                        THREE MONTHS ENDED MARCH 31,
                                                                      1999                        1998
                                                             ----------------------      -----------------------
OPERATING ACTIVITIES:
Net loss                                                             $   (2,347,784)             $    (2,144,690)
   Adjustment to reconcile net loss to net cash used in
   operating activities:
   Extraordinary item                                                        73,000                            -
   Depreciation and amortization                                            230,756                      233,831
   Non-cash interest expense on Senior Convertible Notes                    125,570                            -
   Changes in operating assets and liabilities                              462,246                     (431,681)
                                                             ----------------------      -----------------------
Net cash used in operating activities                                    (1,456,212)                  (2,342,540)
                                                             ----------------------      -----------------------

INVESTING ACTIVITIES:
   Payment of patent costs                                                  (21,564)                     (17,387)
   Acquisition of property and equipment                                    (11,957)                     (14,443)
                                                             ----------------------      -----------------------
Net cash used in investing activities                                       (33,521)                     (31,830)
                                                             ----------------------      -----------------------

FINANCING ACTIVITIES:
   Proceeds from issuance of Senior Convertible Notes                     3,300,000                            -
   Additional offering costs from issuance of Preferred
   Stock                                                                          -                      (39,896)
   Exercise of stock options                                                      -                        7,359
   Increase (decrease) in other long-term debt                                    -                      (21,201)
                                                             ----------------------      -----------------------
Net cash provided by financing activities                                 3,300,000                      (53,738)
                                                             ----------------------      -----------------------

Increase (decrease) in cash and cash equivalents                          1,810,267                   (2,428,108)
Cash and cash equivalents at beginning of period                          2,152,595                    2,766,886
                                                             ----------------------      -----------------------
Cash and cash equivalents at end of period                           $    3,962,862              $       338,778
                                                             ======================      =======================


See the accompanying Notes which are an integral part of the Condensed Financial Statements.

                      ILLINOIS SUPERCONDUCTOR CORPORATION

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the financial statements, including the notes thereto, included in Illinois Superconductor Corporation's (the "Company") Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

NOTE 2 - NET LOSS PER COMMON SHARE

     In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which replaced the calculation for primary and fully diluted earnings per share with basic and diluted earnings per share. Basic and diluted net loss per common share is computed based on the weighted average number of common shares outstanding. Common shares issuable upon the exercise of options and warrants are not included in the per share calculations since the effect of their inclusion would be antidilutive. All the earnings per share amounts for all periods have been presented and where appropriate restated to conform to the Statement 128 requirements.

NOTE 3 - COMPREHENSIVE INCOME

     As of January 1, 1998, the Company adopted Financial Accounting Standards Board's Statement No. 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholders equity.

     During the first quarter of 1999 and 1998, total comprehensive income
(loss) amounted to $(2,347,784) and $(2,206,430), respectively.

NOTE 4 - INVENTORIES

     Inventories consisted of the following:

                                                MARCH 31, 1999          DECEMBER 31, 1998
                                                --------------          -----------------
               Raw materials..............         $2,510,575               $1,083,605
               Work in process............            288,101                   60,456
               Finished product...........            182,522                  280,366
                                                   ----------               ----------
               Total inventory............         $2,981,198               $1,424,427
                                                   ==========               ==========

NOTE 5 - LONG TERM DEBT

     On May 15, 1998, the Company issued and sold $10,350,000 in aggregate principal amount of senior convertible notes due May 15, 2002 (the "1998 Notes") and issued warrants (the "1998 Warrants") to purchase 4,140,000 shares of the Company's common stock, par value $0.001 per share ("Common Stock"). The 1998 Notes bear interest at 2% per annum, payable in cash or shares of Common Stock at the Company's option, and mature on

May 15, 2002. Holders of the 1998 Notes may convert the principal amount, plus accrued and unpaid interest, if any, into shares of Common Stock at a fixed conversion price of $1.50 per share. Conversions were not permitted during the first 90 days following the issuance of the 1998 Notes and were limited to one-half of the original principal amount during the period from 91 to 180 days after the issuance of the 1998 Notes. On and after May 15, 2000, the Company may redeem all or a portion of the 1998 Notes at a redemption price equal to the principal amount plus accrued interest thereon, if any, under certain conditions. The 1998 Warrants have an exercise price of $3.75 per share and expire on May 15, 2001.

     Since the 1998 Notes were issued with a non-detachable conversion feature that was "in-the-money" at the date of issuance, a portion of the proceeds equal to the intrinsic value of the conversion feature (equal to $9,918,750, and calculated as the difference between the conversion price and the quoted market price of the Common Stock on the date of issuance multiplied by the number of shares into which the 1998 Notes are convertible) was allocated to additional paid-in capital, thus creating a discount to the debt. This discount was recognized as a charge to interest expense using the effective interest method over the period from the date of issuance to the date the 1998 Notes first became convertible (August 15, 1998 for up to one-half of the original principal amount and November 15, 1998 for the remaining principal amount). In addition, a portion of the proceeds equal to the fair value of the 1998 Warrants issued in conjunction with the 1998 Notes (equal to $1,230,000, and calculated using the Black-Scholes Approximation Formula) was allocated to additional paid-in capital, thus creating an additional discount to the debt. This discount will be recognized as a charge to interest expense using the effective interest method over the four year term of the 1998 Notes. The Company recognized $125,570 of non-cash interest charges during the first quarter of 1999 as a result of the amortization of the discount on the 1998 Notes.

     On March 31, 1999, the Company issued and sold $3.3 million in aggregate initial principal amount of senior convertible notes due May 15, 2002 (the "New Notes") and issued warrants (the "New Warrants") to purchase 1,320,000 shares of Common Stock. The New Notes bear interest at the rate of 6% per annum, payable in cash or shares of Common Stock at the Company's option, and mature on May 15, 2002. Holders of the New Notes may convert the principal amount, plus accrued and unpaid interest, if any, into shares of Common Stock at a fixed conversion price of $1.125 per share. On and after May 15, 2000, the Company may redeem all or a portion of the New Notes at a redemption price equal to the principal amount plus accrued interest thereon, if any, under certain conditions. The New Warrants have an exercise price of $1.4625 per share and expire on March 31, 2002. Concurrently with the issuance of the New Notes, the Company amended certain terms of $5.5 million in aggregate principal amount of the 1998 Notes (the "Amended Notes") and the 1998 Warrants exercisable for an aggregate of 2,200,000 shares of the Common Stock (the "Amended Warrants") issued in connection therewith. The Amended Notes were amended to bear interest at the rate of 6% per annum, payable in cash or shares of Common Stock at the Company's option, and the fixed conversion price for the Amended Notes was reduced from $1.50 to $1.125 per share. The exercise price of the Amended Warrants was reduced from $3.75 to $1.4625 per share. A portion of the proceeds of the New Notes equal to the fair value of the New Warrants issued in conjunction with the New Notes (equal to $300,000 and calculated using the Black-Scholes Approximation Formula) was allocated to additional paid-in capital, thus creating a discount to the debt. This discount will be recognized as a charge to interest expense using the effective interest method over the three year term of the New Notes. In addition, the increase in fair value of the Amended Warrants as a result of the decrease in exercise price (equal to $41,000 and calculated using the Black-Scholes Approximation Formula) was allocated to additional paid-in capital, thus creating an additional discount on the Amended Notes. This discount will be recognized as a charge to interest expense using the effective interest method over the remaining three year term of the Amended Notes.

     These amendments resulted in a $73,000 charge in the first quarter of 1999 which is shown as an extraordinary item in the Company's Statement of Operations.

     As of March 31, 1999, the effective interest rate on the 1998 Notes is approximately 74%, the effective interest rate on the Amended Notes is approximately 81%, and the effective interest rate on the New Notes is approximately 9%.

NOTE 6 - LEGAL PROCEEDINGS

     See "Part II. - Other Information, Item 1. Legal Proceedings" for a complete description of outstanding legal proceedings involving the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Because the Company wants to provide investors with more meaningful and useful information, this Report contains, and incorporates by reference, certain "forward-looking statements" (as such term is defined in Section 21E of the Securities Exchange Act of 1934, as amended) that reflect the Company's current expectations regarding the future results of operations, performance and achievements of the Company. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company has tried, wherever possible, to identify these forward-looking statements by using words such as "anticipates," "believes," "estimates," "expects," "plans," "intends" and similar expressions. These statements reflect the Company's current beliefs and are based on information currently available to it. Accordingly, these statements are subject to certain risks, uncertainties and contingencies, which could cause the Company's actual results, performance or achievements to differ materially from those expressed in, or implied by, such statements. These factors include, among others, the following: the Company's ability to obtain additional financing in the near future; the Company's history of net losses and the lack of assurance that the Company's earnings will be sufficient to cover fixed charges in the future; the degree to which the Company is leveraged and the restrictions imposed on the Company under its existing debt instruments which may adversely affect the Company's ability to finance its future operations, to compete effectively against better capitalized competitors and to withstand downturns in its business or the economy generally; the Company's current inability to satisfy the minimum maintenance requirements for the continued listing of its shares of Common Stock for trading on the Nasdaq National Market which may have a material adverse effect on the liquidity of the Common Stock and the Company's ability to obtain additional funding as needed if such shares are delisted; demand for, and acceptance of, the Company's products; continued downward pressure on the prices charged for the Company's products due to competition of rival manufacturers of filters for the wireless telecommunications market; the timing and receipt of customer orders; the Company's ability to attract and retain key personnel; and the effects of legal proceedings. A more complete description of these risks, uncertainties and assumptions is included in the Company's filings with the Securities and Exchange Commission, including those described under the heading "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998. The Company undertakes no obligation to release publicly the results of any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events.

GENERAL

     The following is a discussion and analysis of the historical results of operations and financial condition of the Company and factors affecting the Company's financial resources. This discussion should be read in conjunction with the financial statements, including the notes thereto, set forth herein under "Part I. - Financial Information, Item 1. Financial Statements" and in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998. This discussion contains forward-looking statements which involve certain risks, uncertainties and contingencies which could cause the Company's actual results, performance or achievements to differ materially from those expressed, or implied, by such forward-looking statements. Such forward-looking statements are qualified by reference to, and should be read in conjunction with, the italicized language set forth above.

     The Company was founded in 1989 by ARCH Development Corporation, an affiliate of the University of Chicago, to commercialize superconducting technologies developed initially at Argonne National Laboratory. The Company uses its patented and proprietary high temperature superconducting materials technologies to develop and manufacture radio frequency ("RF") front-end products which are designed to enhance the quality, capacity, coverage, and flexibility of cellular, personal communications services ("PCS") and other wireless telecommunications services.

RESULTS OF OPERATIONS

     The Company's net revenues decreased $185,269, or 26.6%, from $697,169 for the three months ended March 31, 1998 to $511,900 for the three months ended March 31, 1999, primarily as a result of lower prices of the Company's RF front-end products. The Company reduced the prices of its products in late 1998 to better compete with products using conventional technologies. Net revenues from product sales represented gross product shipments less a reserve for potential returns. Such reserves are based on the Company's historical product return rates.

     Cost of revenues decreased to $1,009,026 for the three months ended March 31, 1999, from $1,045,197 for the same period in 1998. The reduction in cost of revenues was due to the decrease in sales and the mix of products sold. The Company expects improvements in gross margins during 1999 as unit costs continue to decrease. The Company, however, expects the cost of revenues to exceed the revenues realized until it manufactures and ships a more significant amount of its commercial products.

     The Company's research and development expenses decreased 30.6% from $751,040 for the period ended March 31, 1998, to $521,563 for the same period in 1999. Research and development costs were reduced in the 1999 period due to a reduction in personnel, improved management of engineering material, and other reductions in operating costs. The Company expects that its research and development expenses during 1999 will continue to be reduced from 1998 levels.

     Selling and marketing expenses increased 24.1% from $367,754 for the three months ended March 31, 1998, to $456,515 for the same period in 1999. The increase in expenses was due to increased personnel and trade show costs, which were only partially offset by lower travel and delivery costs.

     General and administrative expenses increased 4.0% from $681,217 for the three months ended March 31, 1998, to $708,519 for the same period in 1999. The increase was primarily attributable to increased legal and accounting expenses associated with litigation and financing transactions. The increase in expenses was only partially offset by reduced personnel costs.

     Interest expense, net of interest income, increased to $91,061 for the three months ended March 31, 1999 from $3,349 of interest income, net of interest expense, for the same period in 1998. The increase was primarily due to a $125,570 charge in the first quarter of 1999 to amortize the discount on the senior convertible notes issued on May 15, 1998.

IMPACT OF YEAR 2000

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

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

     The Company's manufacturing activities rely on tools and test stations, each of which contain embedded technology. The Company has identified the particular hardware and software systems used in such manufacturing applications. The Company is communicating orally and in writing with suppliers of these systems and based on such conversations believes the manufacturing applications are year 2000 compliant.

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

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1999, the Company's cash and cash equivalents were $4,304,169, an increase of $1,814,227 from $2,489,942 at December 31, 1998. Inventory balances increased by $1,556,771 over December 31, 1998 levels in anticipation of increased sales. $680,696 in principal amount of promissory notes, plus $138,355 of accrued interest thereon, from certain stockholders is outstanding as of March 31, 1999. These notes were due on April 30, 1997. The Company has filed a lawsuit to collect on the outstanding balance, but there can be no assurance when and if such promissory notes will be repaid. See "Part II. - Other Information, Item 1. Legal Proceedings - Note Litigation."

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

     On March 31, 1999, the Company issued and sold $3.3 million in aggregate initial principal amount of senior convertible notes due May 15, 2002 (the "New Notes") and issued warrants (the "New Warrants") to purchase 1,320,000 shares of Common Stock. The New Notes bear interest at the rate of 6% per annum, payable in cash or shares of Common Stock at the Company's option, and mature on May 15, 2002. Holders of the New Notes may convert the principal amount, plus accrued and unpaid interest, if any, into shares of Common Stock at a fixed conversion price of $1.125 per share. On and after May 15, 2000, the Company may redeem all or a portion of the New Notes at a redemption price equal to the principal amount plus accrued interest thereon, if any, under certain conditions. The New Warrants have an exercise price of $1.4625 per share and expire on March 31, 2002. Concurrently with the issuance of the New Notes, the Company amended certain terms of $5.5 million in aggregate principal amount of the 1998 Notes (the "Amended Notes") and the 1998 Warrants exercisable for an aggregate of

2,200,000 shares of the Company's Common Stock (the "Amended Warrants") issued in connection therewith. The Amended Notes were amended to bear interest at the rate of 6% per annum, payable in cash or shares of Common Stock at the Company's option, and the fixed conversion price for the Amended Notes was reduced from $1.50 to $1.125 per share. The exercise price of the Amended Warrants was reduced from $3.75 to $1.4625 per share.

     Despite the recently completed issuance and sale of New Notes, the Company believes that during the fourth quarter of 1999 it will require substantial additional funds to finance its product development, manufacturing and marketing activities. The Company's strategy to generate sufficient working capital to fund its operations and cash requirements in the future includes advancing market penetration with original equipment manufacturers and customers in overseas markets, building strong and enduring relationships with existing customers and expanding product offerings to meet varying customer needs, reducing product costs through economies of scale in material purchases, refinement of the manufacturing processes, and the further implementation of an overhead reduction program. The Company is actively seeking financing in order to obtain working capital to continue its operations according to its current operating plan through the fourth quarter of 1999 and beyond.

     The outstanding 1998 Notes, the Amended Notes and the New Notes (collectively, the "Notes") contain restrictions limiting the Company's ability to incur additional indebtedness or to pay dividends (other than in shares of Common Stock) that may adversely affect the Company's ability to raise additional equity or debt financing. In the event that the Company fails to achieve break-even or positive operating income during the second quarter of 2000, the Notes may become immediately due and payable unless the holders thereof agree to modify or waive such provision. In addition, the Company is currently unable to maintain a level of net tangible assets required to maintain the listing of the Common Stock for trading on the Nasdaq National Market, and the Common Stock may be delisted for trading on the Nasdaq National Market in the near future. Such delisting could materially adversely affect the liquidity of the Common Stock and may adversely affect the Company's ability to obtain additional funding as needed, especially if the Company is unable to list the Common Stock for trading on another securities market or exchange. See "Item 5. Other Information."

     If the Company is unable to obtain adequate funds when needed in the future, the Company would be required to substantially delay, scale-back or eliminate the manufacturing, marketing or sales of one or more of its products or research and development programs, or may be required to obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates or potential products that the Company would not otherwise relinquish. In particular, if the Company does not secure adequate financing prior to or during the fourth quarter of 1999, the Company believes that it will have to substantially reduce its operating plans in order to continue its operations beyond such date. Such a reduction would materially adversely affect the Company's business, operating results and financial condition and impair the Company's ability to compete in the marketplace.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not have any material market risk sensitive instruments.


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

Note Litigation

     On July 10, 1997, the Company filed a complaint against Sheldon Drobny; Howard L. "Buzz" Simons, joint tenant with Aric and Corey Simons; Aaron Fischer; Stewart Shiman; Sharon D. Gonsky, d/b/a SDG Associates; Gregg Rosenberg; Stacey Rosenberg; Merrill Weber & Co., Inc.; Drobny/Fischer Partnership, an Illinois general partnership; and Ruben Rosenberg (collectively, the "Borrowers"), and Paradigm Venture Investors, L.L.C. (the "Guarantor") in the Circuit Court of Cook County, Illinois, County Department, Law Division. The complaint seeks to enforce the terms of loans made to the Borrowers by the Company and evidenced by promissory notes dated December 13, 1996, in the aggregate principal amount of $698,508 and the guarantee by the Guarantor of the Borrowers' obligations under these promissory notes. The Borrowers' notes were issued to the Company in connection with the Borrowers' exercise of warrants to purchase shares of Common Stock in December 1996.

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

     On June 1, 1998, the court granted the Company's and the Named Directors' motion to dismiss the complaint. Concurrently, Mr. Lipman withdrew his motion to amend the proposed putative class and certify the class. On June 30, 1998, Mr. Lipman filed an amended complaint against the Named Directors but excluded the Company itself as a defendant. The amended complaint alleged that the Named Directors breached their duties of loyalty and due care to the putative class of stockholders by selecting financing for the Company in June 1997 and thereafter drawing two branches of the financing. The amended complaint sought certification of a class consisting of all owners of the Common Stock during the period from May 15, 1997 through December 31, 1997, excluding the Named Directors. Mr. Lipman's amended complaint alleged that the stock owned by the putative class lost $61 million due to the financing the Named Directors selected, and sought an unspecified amount of compensatory and punitive damages. The Company and the Named Directors regard the amended complaint as without factual or legal merit. Accordingly, the Named Directors filed a motion to dismiss Mr. Lipman's amended complaint on July 29, 1998. The court granted the motion to dismiss in December 1998, finding that Mr. Lipman still had failed to fulfill the prerequisites for maintaining a shareholder derivative action against the Named Directors. On January 12, 1999, Mr. Lipman and two added former stockholders filed a second amended complaint against the Named Directors and again included the Company itself as a defendant.

     The second amended complaint alleged that the Named Directors breached their duties of loyalty and due care to the putative class and further alleged that the purported devaluation of the plaintiff's stock resulting from the June 1997 financing was an improper "assessment" on the plaintiffs' shares for which they sought an unspecified amount of compensatory and punitive damages. In February 1999, the Company and the Named Directors filed a motion to dismiss the second amended complaint. The court granted the motion to dismiss in April 1999, finding that (i) the plaintiffs could not assert their stock devaluation claims, except derivatively, and (ii) the plaintiffs still had failed to fulfill the prerequisites for maintaining a shareholder derivative action against the Named Directors. The court, however, allowed the plaintiffs leave to file a third amended complaint.

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

     The Company and the Named Directors regard the suit as without factual or legal merit. Accordingly, in January 1999, the Company and the Named Directors filed a motion to dismiss the complaint arguing that the complaint is barred by the business judgment rule and the plaintiffs' failure to fulfill the prerequisites for maintaining a shareholder derivative action against the Named Directors. A hearing on the motion has been scheduled for June 1999.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     On March 31, 1999, the Company issued and sold an aggregate of $3.3 million initial principal amount of New Notes and New Warrants to purchase 1,320,000 shares of Common Stock to a group of institutional investors. The New Notes bear interest at the rate of 6% per annum, payable in cash or shares of Common Stock at the Company's option, and mature on May 15, 2002. Holders of the New Notes may convert the principal amount, plus accrued and unpaid interest, if any, into shares of Common Stock at a fixed conversion price of $1.125 per share. The New Warrants have an exercise price of $1.4625 per share and expire on March 31, 2002. Concurrently with the issuance of the New Notes, the Company amended certain terms of $5.5 million in aggregate principal amount of the 1998 Notes and the 1998 Warrants exercisable for an aggregate of 2,200,000 shares of the Common Stock issued to such purchasers in connection therewith. The Amended Notes were amended to bear interest at the rate of 6% per annum, payable in cash or shares of the Common Stock at the Company's option, and the fixed conversion price for the Amended Notes was reduced from $1.50 to $1.125 per share. The exercise price of the Amended Warrants was reduced from $3.75 to $1.4625 per share. The New Notes and the Amended Notes contain restrictions which limit the Company's ability to pay cash dividends on the Common Stock. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     The sale of the New Notes and the New Warrants was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Act"), pursuant to Section 4(2) of the Act and/or Regulation D promulgates thereunder as a transaction by an issuer not involving a public offering, in that the transaction involved the issuance and sale by the Company of its securities to financially sophisticated institutions which represented that they were accredited investors aware of the Company's activities and business and financial condition, and which represented that they acquired such securities for investment purposes for their own account and not for distribution. All securities representing the New Notes and the New Warrants have been legended. The Company has filed a registration statement with the Securities and Exchange Commission relating to the public resale under the Act of the shares of Common Stock into which the New Notes and the New Warrants are convertible or exercisable, as the case may be.

ITEM 5.  OTHER INFORMATION

     On April 23, 1999, the Company was notified that The Nasdaq Stock Market ("Nasdaq") had determined to delist the Common Stock for trading on the Nasdaq National Market due to the Company's current inability to meet the minimum net tangible assets requirement for continued listing. On April 27, 1999, the Company requested an oral hearing to appeal Nasdaq's determination. The delisting action has been stayed pending the results of such hearing.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     Exhibits are listed in the Exhibit Index.

(b)  Reports on Form 8-K:

     On Current Report on Form 8-K, dated March 31, 1999, under "Item 5. Other Events," the Company filed a press release announcing the Company's financial results for the fourth quarter and year ended December 31, 1998, the Company's completion of a $3.3 million fixed price convertible debt financing, and changes to the Company's Board of Directors.

     On Current Report on Form 8-K/A, dated March 31, 1999, under "Item 5. Other Events," the Company filed a revised press release announcing the Company's financial results for the fourth quarter and year ended December 31, 1998, the Company's completion of a $3.3 million fixed price convertible debt financing, and changes to the Company's Board of Directors.

                                   SIGNATURES


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                               ILLINOIS SUPERCONDUCTOR CORPORATION


Date: May 14, 1999             By:  /s/ EDWARD W. LAVES
                                   --------------------------------------------
                                   Edward W. Laves, Ph.D.
                                   President and Chief Executive Officer


Date: May 14, 1999             By:  /s/ KENNETH E. WOLF
                                   --------------------------------------------
                                   Kenneth E. Wolf
                                   Controller and Treasurer
                                   (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

   EXHIBIT
   NUMBER                     DESCRIPTION OF EXHIBITS
   ------                     -----------------------

     3.1 Certificate of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-3/A, filed with the Securities and Exchange Commission ("SEC") on August 13, 1998, Registration No. 333-56601 (the "August 1998 S-3").

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

     4.8 Warrant dated June 6, 1997 issued to Southbrook International Investments, Ltd., incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-3, filed with the SEC on June 23, 1997, Registration No. 333-29797 (the "June 1997 S-3").

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

     4.18 Form of 6% Senior Convertible Note due May 15, 2002, incorporated by reference to Exhibit 4.18 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (the "1998 Form 10-K").

     4.19     Form of Warrant dated March 31, 1999, incorporated by reference to
              Exhibit 4.19 to the 1998 Form 10-K.

     4.20 Securities Purchase Agreement dated as of March 31, 1999, by and between the Company and Elliott Associates, L.P., Westgate International, L.P., Alexander Finance, LP and State Farm Mutual Automobile Insurance Company, incorporated by reference to Exhibit
              4.20 to the 1998 Form 10-K.

     4.21 Registration Rights Agreement dated as of March 31, 1999, by and between the Company and Elliott Associates, L.P., Westgate International, L.P., Alexander Finance, LP and State Farm Mutual Automobile Insurance Company, incorporated by reference to Exhibit
              4.21 to the 1998 Form 10-K.

     4.22 Amendment to Securities Purchase Agreement dated as of March 31, 1999, by and between the Company and Elliott Associates, L.P., Westgate International, L.P., Alexander Finance, LP, State Farm Mutual Automobile Insurance Company, Spring Point Partners, L.P. and Spring Point Offshore Fund, incorporated by reference to
              Exhibit 4.22 to the 1998 Form 10-K.

     27.      Financial Data Schedule.