Form 10-K/A
period 1998-12-31
ILLINOIS SUPERCONDUCTOR CORPORATION
filed 1999-06-16
CIK 888693

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   _________

                                  FORM 10-K/A
                         (AMENDMENT NO. 1 TO FORM 10-K)
 (Mark One)
     [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

                      DOCUMENTS INCORPORATED BY REFERENCE

         Certain portions of the registrant's definitive proxy statement for the annual meeting of stockholders held on June 9, 1999 are incorporated by reference in Part III of this Form 10-K.

         This Amendment to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 is being provided to amend and restate Item 7 and to include a new auditor's consent as Exhibit 23.

================================================================================

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

RESULTS OF OPERATIONS

Years Ended December 31, 1998 and 1997

     The Company's net revenues increased $2,204,796 from $1,038,134 in 1997 to $3,242,930 in 1998, as a result of increased sales of the Company's radio frequency ("RF") front-end products. An increase in units sold contributed $2,400,000 to the increase in net revenues. This positive variance was partially offset by $195,000 in lower revenues as a result of price reductions. The increase in units sold was in the Company's RangeMaster(R) product line. Price decreases occurred in both the SpectrumMaster(R) and RangeMaster(R) product lines. Sales of the Company's transmit products were not material.

     Net revenues in the fourth quarter of 1998 were $1,504,497, as compared to $282,384 for the fourth quarter of 1997. This revenue growth was the result of the increased acceptance of the Company's products by operators, price reductions that the Company implemented in October 1998 and a large scale deployment of the Company's products by one of the largest cellular operators in the U.S. However, due to a decrease in customer orders and shipments, the Company's revenues in the first quarter of 1999 were significantly lower than revenues for the fourth quarter of 1998. Management is unable to predict whether this decline in revenues will continue in each of the remaining fiscal quarters of 1999. Historically, the Company has experienced quarterly fluctuations in revenues as its products attempt to gain market acceptance while being subject to the lengthy purchase processes of its customers. Net revenues from product sales represent gross product shipments less reserves for potential returns. Such reserves are based on the Company's historical product return rates. All of the net revenues in 1997 and 1998 were from commercial product sales and leases. The Company has concentrated its efforts on its commercial product development programs and does not expect revenues to increase dramatically unless and until it ships a significantly larger amount of its commercial products.

     Net revenues derived from international sales of the Company's products in 1997 and 1998 were in U.S. Dollars and were not material. Net revenues derived from leased products in 1997 and 1998 were in U.S. Dollars and were not material. Such products were leased to certain of the Company's customers for testing purposes, and such products were returned to the Company after completion of the tests.

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

     The Company's internally funded research and development expenses decreased $1,197,235 from $4,132,019 in 1997 to $2,934,784 in 1998. Research and development costs were reduced during 1998, as compared to 1997, primarily due to a reduction in personnel and operating costs during 1998 resulting from the successful development of the Company's core products, the abandonment of certain commercially unfeasible products, and the greater efficiency of the Company's employees as they became more experienced. The Company expects to continue reducing its research and development expenses during 1999.

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

     Interest expense increased $10,229,950 from $17,969 in 1997 to $10,247,919 in 1998. This increase was primarily due to $10,101,401 of non-cash interest charges related to the Company's Senior Convertible Notes due May 15, 2002 (the "Notes") issued in May 1998. See "Liquidity and Capital Resources." The Notes were issued with a non-detachable conversion feature that was "in-the-money" on the date of issuance, and a portion of the proceeds equal to the intrinsic value of the conversion feature (equal to $9,918,750, and calculated as the difference between the conversion price and the quoted market price of the Company's Common Stock on the date of issuance multiplied by the number of shares into which the Notes are convertible) was allocated to additional paid-in capital, thus creating a discount to the debt. This discount was recognized as a charge to interest expense using the effective interest method over the period from the date of issuance to the date the Notes first became convertible (August 15, 1998 for up to one-half of the original principal amount and November 15, 1998 for the remaining principal amount). In addition, a portion of the proceeds equal to the fair value of the warrants issued in conjunction with the Notes (equal to $1,230,000, and calculated using the Black-Scholes Approximation Formula) was allocated to additional paid-in capital, thus creating an additional discount to the debt. This discount will be recognized as a charge to interest expense using the effective interest method over the four year term of the Notes.

Years Ended December 31, 1997 and 1996

     The Company's net revenues increased $828,312 from $209,822 in 1996 to $1,038,134 in 1997, as a result of increased sales of the Company's RF front-end products. Sales volumes increased in both the RangeMaster(R) and SpectrumMaster(R) product lines. Sales of the Company's transmit products were not material. Pricing variance had no material impact on net revenues. Net revenues from product sales represent gross product shipments less reserves for potential returns. Such reserves are based on the Company's historical product return rates. A government contract accounted for $53,122 of the Company's net revenues in 1996, while all of the net revenues in 1997 were from commercial product sales and leases.

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

     On May 15, 1998, the Company entered into a Securities Purchase Agreement (the "Agreement") with various parties. Under the terms of the Agreement, the Company issued and sold $10,350,000 in aggregate principal amount of the Notes and issued warrants to purchase 4,140,000 shares of the Company's Common Stock (the "Warrants"). The Notes bear interest at 2% per annum, payable in cash or in shares of the Company's Common Stock at the Company's option, and mature on May 15, 2002. Holders of the Notes may convert the principal amount, plus accrued and unpaid interest, if any, into shares of the Company's Common Stock at a fixed conversion price of $1.50 per share. Conversions were not permitted during the first 90 days following the issuance of the Notes and were limited to one-half of the original principal amount during the period from 91 to 180 days after the issuance of the Notes. On and after May 15, 2000, the Company may redeem all or a portion of the Notes at a redemption price equal to the principal amount plus accrued interest thereon, if any, under certain conditions. The Warrants have an exercise price of $3.75 per share and expire on May 15, 2001. The Agreement contains several covenants which limit the Company's ability to incur additional indebtedness and to create any lien, pledge, or encumbrance on any assets of the Company.

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

                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ILLINOIS SUPERCONDUCTOR CORPORATION


                                   By: /s/ EDWARD W. LAVES
                                       ----------------------------------------
                                       Edward W. Laves, Ph.D.
                                       President and Chief Executive Officer
Dated:  June 15, 1999

                                  EXHIBIT INDEX

  EXHIBIT
  NUMBER                     DESCRIPTION OF EXHIBITS
  ------                     -----------------------

    23.       Consent of Ernst & Young LLP.