Form 10-Q
period 1999-06-30
ILLINOIS SUPERCONDUCTOR CORPORATION
filed 1999-08-16
CIK 888693

==============================================================================





                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                 ---------------

                                    FORM 10-Q
(Mark One)
   [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

   [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from           to
                                            ---------    --------

                         COMMISSION FILE NUMBER 0-22302

                       ILLINOIS SUPERCONDUCTOR CORPORATION
             (Exact name of registrant as specified in its charter)

          DELAWARE                                     36-3688459
(State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation)

                               451 KINGSTON COURT
                          MT. PROSPECT, ILLINOIS 60056
                                 (847) 391-9400
          (Address and telephone number of principal executive offices)


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No
                                                     -----



     On August 6, 1999, 12,760,908 shares of the registrant's Common Stock, par value $0.001 per share, were outstanding.

==============================================================================

                                TABLE OF CONTENTS



                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements..............................................   1

          Condensed Balance Sheets as of June 30, 1999 (unaudited)
          and December 31, 1998...........................................   1

          Condensed Statements of Operations (unaudited) for the
          three months ended June 30, 1999 and 1998, and the
          six months ended June 30, 1999 and 1998.........................   2

          Condensed Statements of Cash Flows (unaudited) for the
          six months ended June 30, 1999 and 1998.........................   3

          Notes to Condensed Financial Statements.........................   4

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations.........................................   7

Item 3. Quantitative and Qualitative Disclosures About Market Risk........  11



                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.................................................  12

Item 2. Changes in Securities and Use of Proceeds.........................   *

Item 3. Defaults Upon Senior Securities...................................   *

Item 4. Submission of Matters to a Vote of Security Holders...............  14

Item 5. Other Information.................................................   *

Item 6. Exhibits and Reports on Form 8-K..................................  15

--------------
*  No reportable information under this item.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       ILLINOIS SUPERCONDUCTOR CORPORATION
                            CONDENSED BALANCE SHEETS

                                            JUNE 30,            DECEMBER 31,
                                              1999                  1998
                                          ------------         --------------
                                          (UNAUDITED)
ASSETS:


     Current assets:
       Cash and cash equivalents          $  1,276,329         $    2,152,595
       Inventories                           3,182,827              1,424,427
       Accounts receivable, net                347,434              1,494,418
       Prepaid expenses and other              288,904                479,311
                                          ------------         --------------
     Total current assets                    5,095,494              5,550,751

     Property and equipment:
       Property and equipment                8,180,116              8,285,710
       Less: accumulated depreciation        5,049,045              4,761,599
                                          ------------         --------------
     Net property and equipment              3,131,071              3,524,111

     Other assets:
       Restricted certificates of deposit      345,194                337,347
       Patents and trademarks, net             646,191                615,879
                                          ------------         --------------
                                               991,385                953,226
                                          ============         ==============
     Total assets                         $  9,217,950         $   10,028,088
                                          ============         ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
(NET CAPITAL DEFICIENCY):
     Current liabilities:
       Accounts payable                   $  1,009,209         $      464,752
       Accrued liabilities                     476,488                799,569
       Accrued interest                        330,821                129,375
       Current portion of other
         long-term debt                          8,374                 13,497
                                          ------------         --------------
     Total current liabilities               1,824,892              1,407,193

     Other long term debt, less
       current portion                          14,701                      -
     Senior Convertible Notes               13,450,000             10,350,000
     Discount on Senior Convertible Notes   (1,151,137)            (1,047,349)
     Deferred occupancy costs                   91,111                 91,212

     Stockholders' equity (net
       capital deficiency):
       Common stock ($.001 par value);
         60,000,000 shares                      12,761                 12,557
         authorized at June 30, 1999
         and 30,000,000 shares authorized
         at December 31, 1998; 12,760,908
         shares issued and outstanding
         at June 30, 1999 and 12,557,344
         shares issued and outstanding
         at December 31, 1998
       Additional paid-in capital           60,588,266             60,055,321
       Notes receivable from stockholders     (680,696)              (680,696)
       Accumulated deficit                 (64,931,948)           (60,160,150)
                                          ------------         --------------
     Total stockholders' equity
       (net capital deficiency)             (5,011,617)              (772,968)
                                          ------------         --------------
     Total liabilities and stockholders'
       equity (net capital deficiency)    $  9,217,950         $   10,028,088
                                          ============         ==============



NOTE: The condensed balance sheet as of December 31, 1998 has been derived from the audited financial statements for that date but does not include all of the information and accompanying notes required by generally accepted accounting principles for complete financial statements.

See the accompanying Notes which are an integral part of the Condensed Financial Statements.

                       ILLINOIS SUPERCONDUCTOR CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                            THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                               1999              1998             1999                 1998
                                          ------------       -----------       -----------        -------------
 Net revenues                             $    317,159       $   814,532       $   829,059        $   1,511,701

 Costs and expenses:
    Cost of revenues                           946,550         1,402,896         1,955,576            2,448,093
    Research and development                   440,057           587,343           961,620            1,338,383
    Selling and marketing                      447,257           461,834           903,772              829,588
    General and administrative                 725,356           813,608         1,433,875            1,494,825
                                          ------------       -----------       -----------        -------------
 Total costs and expenses                    2,559,220         3,265,681         5,254,843            6,110,889
                                          ------------       -----------       -----------        -------------
 Operating income (loss)                    (2,242,061)       (2,451,149)       (4,425,784)          (4,599,188)

 Other income (expense):
    Interest income                             48,690            60,604            87,046               67,986
    Interest expense                          (230,643)       (3,157,267)         (360,060)          (3,161,300)
                                          ------------       -----------       -----------        -------------
                                              (181,953)       (3,096,663)         (273,014)          (3,093,314)
                                          ------------       -----------       -----------        -------------
 Loss before extraordinary item             (2,424,014)       (5,547,812)       (4,698,798)          (7,692,502)

 Extraordinary item - debt
    extinguishment                                   -                 -           (73,000)                   -
                                          ------------       -----------       -----------        -------------
 Net loss                                   (2,424,014)       (5,547,812)       (4,771,798)          (7,692,502)
 Preferred Stock dividends                           -               (94)                -              (61,834)
                                          ============       ===========       ===========        =============
 Net loss plus Preferred Stock dividends  $ (2,424,014)      $(5,547,906)      $(4,771,798)       $  (7,754,336)
                                          ============       ===========       ===========        ==============

 Basic and diluted loss per
    common share                          $      (0.19)       $    (0.44)      $     (0.38)         $     (0.77)
                                          ============       ===========       ===========        =============

 Weighted average number of common
    shares outstanding                      12,630,461        12,481,244        12,594,105           10,113,927
                                          ============       ===========       ===========        =============





See the accompanying Notes which are an integral part of the Condensed Financial Statements.

                       ILLINOIS SUPERCONDUCTOR CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                            SIX MONTHS ENDED JUNE 30,
                                          1999                      1998
                                     --------------           ---------------
OPERATING ACTIVITIES:
Net loss                             $   (4,771,798)          $    (7,692,502)
   Adjustments to reconcile net
   loss to net cash used in
   operating activities:
   Extraordinary item                        73,000                         -
   Depreciation and amortization            478,666                   554,727
   Gain on sale of property
     and equipment                          (12,701)                        -
   Non-cash interest expense on
     Senior Convertible Notes               351,021                 3,155,291
   Changes in operating assets
     and liabilities                       (200,999)                 (459,586)
                                     --------------           ---------------
Net cash used in operating
  activities                             (4,082,811)               (4,442,070)
                                     --------------           ---------------

INVESTING ACTIVITIES:
   Payment of patent costs                  (40,318)                  (30,545)
   Acquisition of property
     and equipment                         (100,820)                  (22,329)
   Proceeds from sale of property
     and equipment                           37,902                         -
                                     --------------           ---------------
Net cash used in investing
  activities                               (103,236)                  (52,874)
                                     --------------           ---------------

FINANCING ACTIVITIES:
   Proceeds from issuance of Senior
     Convertible Notes                    3,300,000                10,350,000
   Additional offering costs from
     issuance of Preferred Stock                  -                  (120,587)
   Exercise of stock options                    204                     7,325
   Increase (decrease) in other
     long-term debt                           9,578                   (42,845)
                                     --------------           ---------------
Net cash provided by financing
  activities                              3,309,782                10,193,893
                                     --------------           ---------------

Increase (decrease) in cash and
  cash equivalents                         (876,266)                5,698,949
Cash and cash equivalents at
  beginning of period                     2,152,595                 2,766,886
                                     --------------           ---------------
Cash and cash equivalents at
  end of period                      $    1,276,329           $     8,465,835
                                     ==============           ===============


See the accompanying Notes which are an integral part of the Condensed Financial Statements.

                       ILLINOIS SUPERCONDUCTOR CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the financial statements, including the notes thereto, included in Illinois Superconductor Corporation's (the "Company") Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

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

     During the three and six months ended June 30, 1999, total comprehensive income (loss) amounted to $(2,424,000) and $(4,772,000), respectively, compared to $(5,548,000) and $(7,692,000) for the same respective periods in 1998.

NOTE 4 - INVENTORIES

     Inventories consisted of the following:

                                        JUNE 30, 1999    DECEMBER 31, 1998
                                        -------------    -----------------

             Raw materials...........    $1,674,000         $1,084,000
             Work in process.........     1,276,000             60,000
             Finished product........       233,000            280,000
                                         ----------         ----------
             Total inventory.........    $3,183,000         $1,424,000
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

     Since the 1998 Notes were issued with a non-detachable conversion feature that was "in-the-money" at the date of issuance, a portion of the proceeds equal to the intrinsic value of the conversion feature (equal to $9,918,750, and calculated as the difference between the conversion price and the quoted market price of the Common Stock on the date of issuance multiplied by the number of shares into which the 1998 Notes are convertible) was allocated to additional paid-in capital, thus creating a discount to the debt. This discount was recognized as a charge to interest expense using the effective interest method over the period from the date of issuance to the date the 1998 Notes first became convertible (August 15, 1998 for up to one-half of the original principal amount and November 15, 1998 for the remaining principal amount). In addition, a portion of the proceeds equal to the fair value of the 1998 Warrants issued in conjunction with the 1998 Notes (equal to $1,230,000, and calculated using the Black-Scholes Approximation Formula) was allocated to additional paid-in capital, thus creating an additional discount to the debt. This discount is being recognized as a charge to interest expense using the effective interest method over the four year term of the 1998 Notes.

     On March 31, 1999, the Company issued and sold $3.3 million in aggregate initial principal amount of senior convertible notes due May 15, 2002 (the "New Notes") and issued warrants (the "New Warrants") to purchase 1,320,000 shares of Common Stock. The New Notes bear interest at the rate of 6% per annum, payable in cash or shares of Common Stock at the Company's option, and mature on May 15, 2002. Holders of the New Notes may convert the principal amount, plus accrued and unpaid interest, if any, into shares of Common Stock at a fixed conversion price of $1.125 per share. On and after May 15, 2000, the Company may redeem all or a portion of the New Notes at a redemption price equal to the principal amount plus accrued interest thereon, if any, under certain conditions. The New Warrants have an exercise price of $1.4625 per share and expire on March 31, 2002. Concurrently with the issuance of the New Notes, the Company amended certain terms of $5.5 million in aggregate principal amount of the 1998 Notes (the "Amended Notes") and the 1998 Warrants exercisable for an aggregate of 2,200,000 shares of the Common Stock (the "Amended Warrants") issued in connection therewith. The Amended Notes were amended to bear interest at the rate of 6% per annum, payable in cash or shares of Common Stock at the Company's option, and the fixed conversion price for the Amended Notes was reduced from $1.50 to $1.125 per share. The exercise price of the Amended Warrants was reduced from $3.75 to $1.4625 per share. A portion of the proceeds of the New Notes equal to the fair value of the New Warrants issued in conjunction with the New Notes (equal to $300,000 and calculated using the Black-Scholes Approximation Formula) was allocated to additional paid-in capital, thus creating a discount to the debt. This discount is being recognized as a charge to interest expense using the effective interest method over the three year term of the New Notes. In addition, the increase in fair value of the Amended Warrants as a result of the decrease in exercise price (equal to $41,000 and calculated using the Black-Scholes Approximation Formula) was allocated to additional paid-in capital, thus creating an additional discount on the Amended Notes. This discount is being recognized as a charge to interest expense using the effective interest method over the remaining three year term of the Amended Notes.

     The amendments to the Amended Notes and the Amended Warrants resulted in a $73,000 charge in the first quarter of 1999 which is shown as an extraordinary item in the Company's Statements of Operations for the six months ended June 30, 1999.

     The Company recognized $228,000 and $351,000 of non-cash interest charges during the three months and six months ended June 30, 1999, respectively, as a result of the amortization of the discount on the 1998 Notes, the Amended Notes and the New Notes.

     During the second quarter of 1999, $200,000 in aggregate principal amount of the Amended Notes, plus accrued interest, were converted into 186,314 shares of Common Stock.

     The effective interest rate on the 1998 Notes is approximately 74%, the effective interest rate on the Amended Notes is approximately 81%, and the effective interest rate on the New Notes is approximately 9%.

NOTE 6 - CAPITAL STOCK

     On June 9, 1999, the stockholders of the Company approved an increase in the total authorized capital stock of the Company from 30,100,000 shares to 60,100,000 shares and approved an increase in the number of authorized shares of Common Stock from 30,000,000 shares to 60,000,000 shares.

NOTE 7 - STOCK OPTIONS AND WARRANTS

     On May 10, 1999, the Board of Directors granted to each employee of the Company (other than the executive officers of the Company) (collectively, the "Non-Executive Employees") the option to (i) reduce the exercise prices of up to a maximum of 15,000 of the unexercised stock options previously granted to such Non-Executive Employee under the Company's Amended and Restated 1993 Stock Option Plan, as amended (the "Plan"), to $.5625 per share (the closing price of the Common Stock on May 10, 1999) and (ii) to cause all of such stock options not otherwise scheduled to become fully vested on or before May 10, 2000 to become fully vested on such date. As a result thereof, an aggregate of 279,550 stock options previously granted under the Plan were amended as described in the preceding sentence. In addition, on May 10, 1999 the Board of Directors granted to the executive officers and certain Non-Executive Employees of the Company additional non-statutory stock options to purchase an aggregate of 343,575 shares of Common Stock under the Plan. Such stock options become fully vested on the first anniversary of the date of grant, have exercise prices of $.5625 per share (the closing price of the Common Stock on May 10, 1999), and expire 10 years from the date of grant.

     On June 9, 1999, the stockholders of the Company approved an amendment to the Plan providing for (i) an increase of an additional 806,468 shares of Common Stock reserved for issuance to employees, consultants and non-employee directors ("Non-Employee Directors") of the Company under the Plan; (ii) the elimination of the distinction between the number of shares reserved for issuance under the Plan to employees and consultants of the Company and the number of shares reserved for issuance to Non-Employee Directors; (iii) a change in the provisions providing for the annual automatic grant of stock options to Non-Employee Directors; (iv) discretionary grants of stock options to Non-Employee Directors as determined by the discretion of the Board of Directors; and (v) an acceleration of the time during which options granted under the Plan may be exercised upon the occurrence of certain events constituting a "Change of Control" (as defined in the Plan). On June 9, 1999, the Board of Directors granted to each Non-Employee Director a discretionary non-statutory stock option to purchase 47,000 shares of Common Stock. Such stock options become fully vested on the first anniversary of the date of grant, have exercise prices of $1.0310 per share (the closing price of the Common Stock on June 9, 1999), and expire 10 years from the date of grant.

NOTE 8 - LEGAL PROCEEDINGS

     See "Part II. - Other Information, Item 1. Legal Proceedings" for a description of outstanding legal proceedings involving the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Because the Company wants to provide investors with more meaningful and useful information, this Report contains, and incorporates by reference, certain "forward-looking statements" that reflect the Company's current expectations regarding the future results of operations, performance and achievements of the Company. The Company has tried, wherever possible, to identify these forward-looking statements by using words such as "anticipates," "believes," "estimates," "expects," "plans," "intends" and similar expressions. These statements reflect the Company's current beliefs and are based on information currently available to it. Accordingly, these statements are subject to certain risks, uncertainties and contingencies, which could cause the Company's actual results, performance or achievements to differ materially from those expressed in, or implied by, such statements. These factors include, among others, the following: the Company's ability to obtain additional financing in the near future; the Company's history of net losses and the lack of assurance that the Company's earnings will be sufficient to cover fixed charges in the future; the degree to which the Company is leveraged and the restrictions imposed on the Company under its existing debt instruments which may adversely affect the Company's ability to finance its future operations, to compete effectively against better capitalized competitors and to withstand downturns in its business or the economy generally; demand for, and acceptance of, the Company's products; continued downward pressure on the prices charged for the Company's products due to competition of rival manufacturers of filters for the wireless telecommunications market; the timing and receipt of customer orders; the Company's ability to attract and retain key personnel; and the effects of legal proceedings. A more complete description of these risks, uncertainties and assumptions is included in the Company's filings with the Securities and Exchange Commission, including those described under the heading "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and those disclosed under the heading "Risk Factors" in the Company's Registration Statement on Form S-2, as amended, filed on July 9, 1999. The Company undertakes no obligation to release publicly the results of any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 1999 and 1998

     Net revenues decreased to $317,000 from $815,000, a decline of $498,000, or 61.1%. This decline was primarily related to lower unit sales volume. Also contributing to the decline in net revenues was reduced selling prices as a result of a strategic shift, or reduction, in pricing strategy during the fourth quarter of 1998.

     Net revenues derived from international sales of the Company's products were in U.S. dollars and were not material. Net revenues derived from leased products were in U.S. dollars and were not material. Such products were leased to certain of the Company's customers for testing purposes, and such products were returned to the Company after completion of the tests.

     Cost of product sales decreased to $947,000 from $1,403,000, a reduction of $456,000, or 32.5%. The cost of product sales consisted of direct material, labor and overhead costs associated with the products that were shipped during the period. Due to low utilization levels and excess capacity in the Company's manufacturing facility, cost of product sales exceeded net revenues for the period. The Company expects the cost of product sales to exceed net revenues until it manufactures and ships a significantly higher amount of its commercial products.

     The Company's internally funded research and development expenses decreased to $440,000 from $587,000, a reduction of $147,000, or 25.1%. These costs were lower due to the successful development of the Company's core products, increased efficiency in the Company's development processes and the focusing of development efforts on products with a greater probability of commercial sales. The Company expects to continue reducing its research and development expenses during 1999.

     Selling and marketing expenses decreased slightly to $447,000 from $462,000, a reduction of $15,000, or 3.2%. This reduction was primarily due to lower exhibition and trade show expenses.

     General and administrative expenses decreased to $725,000 from $814,000, a reduction of $89,000, or 10.9%. This expense reduction was primarily due to lower professional fees, lower personnel expense due to a reduction in administrative staff and reduced postage, delivery and office supply expenses.

     Operating loss declined to $2,242,000 from $2,451,000, an improvement of $209,000, or 8.5%. This improvement was primarily due to lower research and development and general and administrative expenses during a period of lower revenues.

     Net interest expense decreased to $182,000 from $3,097,000, a decline of $2,915,000, or 94.1%. This decrease was primarily due to non-cash interest charges of $3,115,000 recorded in the 1998 period related to the Company's senior convertible notes issued in May 1998 (the "1998 Notes"). Non-cash interest charges for the three months ended June 30, 1999 were $155,000. The 1998 Notes were issued with a non-detachable conversion feature that was "in-the-money" on the date of issuance. Therefore, a portion of the proceeds was allocated to additional paid-in capital, thus creating a discount to the debt. This discount was recognized as a charge to interest expense using the effective interest method over the period from the date of issuance to the date the 1998 Notes first became convertible (August 15, 1998 for up to one-half of the original principal amount and November 15, 1998 for the remaining principal amount).

     Net loss declined to $2,424,000 from $5,548,000, an improvement of $3,124,000, or 56.3%. This significant improvement was due to reduced net interest expense and reduced operating losses.

Six Months Ended June 30, 1999 and 1998

     Net revenues decreased to $829,000 from $1,512,000, a decline of $683,000, or 45.2%. This decline was primarily related to lower unit volume. Also contributing to the decline in net revenues was reduced selling prices as a result of a strategic shift, or reduction, in pricing strategy during the fourth quarter of 1998.

     Net revenues derived from international sales of the Company's products were in U.S. dollars and were not material. Net revenues derived from leased products were in U.S. dollars and were not material. Such products were leased to certain of the Company's customers for testing purposes, and such products were returned to the Company after completion of the tests.

     Cost of product sales decreased to $1,956,000 from $2,448,000, a reduction of $492,000, or 20.1%. The cost of product sales consisted of direct material, labor and overhead costs associated with the products that were shipped during the period. Due to low utilization levels and excess capacity in the Company's manufacturing facility, cost of product sales exceeded net revenues for the period. The Company expects the cost of product sales to exceed net revenues until it manufactures and ships a significantly higher amount of its commercial products.

     The Company's internally funded research and development expenses decreased to $962,000 from $1,338,000, a reduction of $376,000, or 28.1%. These costs were lower due to the successful development of the Company's core products, increased efficiency in the Company's development processes and the focusing of development efforts on products with a greater probability of commercial sales. The Company expects to continue reducing its research and development expenses during 1999.

     Selling and marketing expenses increased to $904,000 from $830,000, an increase of $74,000, or 8.9%. This increase was due primarily to increased personnel and trade show expenses which occurred in the first quarter of 1999.

     General and administrative expenses decreased to $1,434,000 from $1,495,000, a reduction of $61,000, or 4.1%. This expense reduction was primarily due to lower personnel and reduced depreciation expense.

     Operating loss declined to $4,426,000 from $4,599,000, an improvement of $173,000, or 3.8%. This improvement was primarily due to lower research and development expenses during a period of lower revenues.

     Net interest expense decreased to $273,000 from $3,093,000, a decline of $2,820,000, or 91.2%. This decrease was primarily due to non-cash interest charges of $3,115,000 recorded in the 1998 period related to the 1998 Notes. The 1998 Notes were issued with a non-detachable conversion feature that was "in-the-money" on the date of issuance. Therefore, a portion of the proceeds was allocated to additional paid-in capital, thus creating a discount to the debt. This discount was recognized as a charge to interest expense using the effective interest method over the period from the date of issuance to the date the 1998 Notes first became convertible (August 15, 1998 for up to one-half of the original amount and November 15, 1998 for the remaining principal amount). Non-cash interest charges in the 1999 period were $351,000.

     Net loss declined to $4,772,000 from $7,693,000, an improvement of $2,921,000, or 38.0%. Included in the 1999 net loss was a $73,000 extraordinary charge related to extinguishment of debt and amendments in March 1999 to $5.5 million in aggregate principal amount of the 1998 Notes (the "Amended Notes"). This significant improvement in net loss was due to reduced net interest expense and reduced operating losses.

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

     The Company has established a task force comprised of several employees to evaluate the Company's status with respect to the Year 2000 Issue. The task force has identified the following areas as possibly being affected by the Year 2000 Issue: (1) IT and non-IT systems, (2) manufacturing applications and (3) third-party relationships. For each of these areas, the Company has identified, developed and implemented corrective actions intended to ensure that its software, equipment and systems will function properly with respect to dates in the year 2000 and thereafter. The total cost of such year 2000 compliance activities has not been material. Although the Company continues to assess its software, equipment and systems which are potentially susceptible to the Year 2000 Issue, the Company does not expect to incur material additional costs to correct any newly identified potential problems. The Company believes that it has no material exposure to contingencies related to the Year 2000 Issue for the products that it has sold to date.

     The Company processes its transactions and applications utilizing a network of personal computers. In addition, the Company's telephone system, fax machines, payroll, alarm systems and other miscellaneous systems utilize computer equipment and software. The Company has identified the software and equipment which needs to be upgraded. Based on its assessment to date, the Company does not believe that significant modifications or replacement of its software systems will be required to be year 2000 compliant. Most of the software used by the Company in operational applications has been acquired within the past 18 months and is year 2000 compliant.

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

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1999, the Company's cash and cash equivalents, including restricted certificates of deposit, were $1,622,000, a decrease of $868,000 from the December 31, 1998 balance of $2,490,000. On March 31, 1999, the Company issued and sold $3.3 million in aggregate initial principal amount of senior convertible notes due May 15, 2002 (the "New Notes") which amount was included in cash and cash equivalents at that date. The reduction in cash and cash equivalents at June 30, 1999 compared to March 31, 1999 was to fund operating losses of $2,424,000 in the three month period ended June 30, 1999. Inventories increased to $3,183,000 at June 30, 1999 compared to $2,981,000 at March 31, 1999 and $1,424,000 at December 31, 1998. The Company manufactured additional inventory in the first quarter of 1999 in anticipation of increased sales based on the strong level of sales in the fourth quarter of 1998.

     Amounts outstanding at June 30, 1999 from certain stockholders included $681,000 in principal amount of promissory notes plus $142,000 of accrued interest. These notes were due on April 30, 1997. The Company has filed a lawsuit to collect on the outstanding balance, but there can be no assurance when and if such promissory notes will be repaid.

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

     Despite the completion in March 1999 of the issuance and sale of New Notes, the Company believes that during the fourth quarter of 1999 it will require substantial additional funds to finance its product development, manufacturing and marketing activities. The Company's strategy to generate sufficient working capital to fund its operations and cash requirements in the future includes increasing sales and advancing market penetration by selling its products to original equipment manufacturers and customers in overseas markets; building strong and enduring relationships with existing customers and expanding product offerings to meet varying customer needs; and reducing product costs through economies of scale in material purchases, the refinement of its manufacturing processes, and the further implementation of an overhead reduction program. The Company is actively seeking financing in order to obtain working capital to continue its operations according to its current operating plan through the fourth quarter of 1999 and beyond. In April 1999, the Company hired Mesirow Financial, Inc. to assist the Company with raising additional capital and evaluating strategic alternatives.

     The outstanding 1998 Notes, the Amended Notes and the New Notes (collectively, the "Notes") contain restrictions limiting the Company's ability to incur additional indebtedness or to pay dividends (other than in shares of Common Stock) that may adversely affect the Company's ability to raise additional equity or debt financing. In the event that the Company fails to achieve break-even or positive operating income during the second quarter of 2000, the Notes may become immediately due and payable unless the holders thereof agree to modify or waive such provision. In addition, the Company's Common Stock was delisted for trading on the Nasdaq National Market in June 1999 due to the Company's current inability to meet the net tangible assets requirement for continued listing. The Common Stock is now traded in the over-the-counter market and quoted on the National Association of Securities Dealers, Inc. electronic bulletin board which does not provide the same liquidity for the trading of securities as Nasdaq. Consequently, if the Company is unable to list the Common Stock for trading on another securities market or exchange, the Company may be unable to obtain additional funding as needed, and such additional funding may be on terms less attractive to the Company than those of previous financings.

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

     The Company and the Named Directors regarded the suit as without factual or legal merit. Accordingly, on February 17, 1998, the Company and the Named Directors filed a motion to dismiss Mr. Lipman's complaint. The motion presented arguments that the claims of Mr. Lipman and the putative class are barred by the business judgment rule and the plaintiff's failure to fulfill the legal prerequisites for filing an action against the Named Directors. Prior to a hearing on the Company's and the Named Directors' motion to dismiss, Mr. Lipman filed a motion on March 16, 1998, seeking both to amend his proposed putative class to include Mr. Drobny and to certify the class.

     On June 1, 1998, the Court granted the Company's and the Named Directors' motion to dismiss the complaint. Concurrently, Mr. Lipman withdrew his motion to amend the proposed putative class and certify the class. On June 30, 1998, Mr. Lipman filed an amended complaint against the Named Directors but excluded the Company itself as a defendant. The amended complaint alleged that the Named Directors breached their duties of loyalty and due care to the putative class of stockholders by selecting financing for the Company in June 1997 and thereafter drawing two branches of the financing. The amended complaint sought certification of a class consisting of all owners of the Common Stock during the period from May 15, 1997 through December 31, 1997, excluding the Named Directors. Mr. Lipman's amended complaint alleged that the stock owned by the putative class lost $61 million due to the financing the Named Directors selected, and sought an unspecified amount of compensatory and punitive damages. The Company and the Named Directors regarded the amended complaint as without factual or legal merit. Accordingly, the Named Directors filed a motion to dismiss Mr. Lipman's amended complaint on July 29, 1998. The Court granted the motion to dismiss in December 1998, finding that Mr. Lipman still had failed to fulfill the prerequisites for maintaining a shareholder derivative action against the Named Directors. On January 12, 1999, Mr. Lipman and two added former stockholders filed a second amended complaint against the Named Directors and again included the Company itself as a defendant.

     The second amended complaint alleged that the Named Directors breached their duties of loyalty and due care to the putative class and further alleged that the purported devaluation of the plaintiff's stock resulting from the June 1997 financing was an improper "assessment" on the plaintiffs' shares for which they sought an unspecified amount of compensatory and punitive damages. In February 1999, the Company and the Named Directors filed a motion to dismiss the second amended complaint. The Court granted the motion to dismiss in April 1999, finding that (i) the plaintiffs could not assert their stock devaluation claims, except derivatively, and (ii) the plaintiffs still had failed to fulfill the prerequisites for maintaining a shareholder derivative action against the Named Directors. In May 1999, the plaintiffs filed a third amended complaint against the Company and the Named Directors.

     The third amended complaint reiterated the plaintiffs' previous allegations that the Named Directors breached their duties of loyalty, due care and candor to the putative class, and again alleged the plaintiffs' claims of an improper "assessment." The third amended complaint also asserted two claims of purported common law fraud and a supposed violation of the Illinois Consumer Fraud Act based on allegations that the Company and the Named Directors had selectively disclosed "material, non-public confidential information" to the non-party financier in order to obtain the financing that the Company selected in June 1997, which allegedly reduced the Common Stock price. The plaintiffs sought an unspecified amount of compensatory and punitive damages, interest and attorneys' fees. In June 1999, the Company and the Named Directors filed a motion to dismiss the third amended complaint, arguing that the plaintiffs' allegations of purported market manipulation by the financier, facilitated by supposedly improper selective disclosure, are beyond the jurisdiction of the Illinois court and fail to allege certain essential elements of common law fraud and the Illinois Consumer Fraud Act. The defendants' motion also argued that the plaintiffs still had failed to fulfill the prerequisites for asserting their stock devaluation claims as a shareholder derivative action. On August 11, 1999, the Court granted the Company's and the Named Directors' motion, and dismissed the suit with prejudice.

Greenwald Litigation

     On June 24, 1998, Jonathan Greenwald, derivatively on behalf of the Company, filed a complaint against the Company and the Named Directors in the Court of Chancery of the State of Delaware in and for New Castle County. Mr. Greenwald's complaint alleged that the Named Directors breached their duties of good faith, loyalty, due care and candor by selecting financing for the Company in 1997 which purportedly reduced the stock price and was supposedly accepted to entrench the Named Directors. The complaint sought an unspecified amount of compensatory damages, various equitable relief and attorney's fees.

     The Company and the Named Directors regarded the suit as without factual or legal merit. Accordingly, in January 1999, the Company and the Named Directors filed a motion to dismiss the complaint arguing that the complaint is barred by the business judgment rule and the plaintiffs' failure to fulfill the prerequisites for maintaining a shareholder derivative action against the Named Directors. In July 1999, the Court of Chancery granted the defendants' motion to dismiss the complaint finding that the plaintiffs had failed to satisfy the prerequisites for maintaining a shareholder derivative action under Delaware law. By order dated August 11, 1999, the Court of Chancery granted a motion to dismiss with prejudice the suit as it relates to Mr. Greenwald, the named plaintiff.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 9, 1999, the Company held its Annual Meeting of Stockholders. Four matters were submitted to a vote and approved by the holders of the Common Stock entitled to vote at the meeting. The number of votes cast with respect to each matter are as follows:

     Proposal 1 to elect one director, constituting Class III of the Company's Board of Directors, to serve a three-year term expiring at the 2002 Annual Meeting of Stockholders: 10,843,593 shares voted for Edward W.
Laves, and 594,756 shares withheld.

     Proposal 2 to approve an amendment to the Company's Certificate of Incorporation, as amended, to increase the Company's authorized capital and the number of authorized shares of the Common Stock: 10,480,276 shares voted for this proposal, 891,309 shares voted against, and 66,764 shares abstained. No broker non-votes were cast with respect to this proposal.

     Proposal 3 to approve an amendment to the Company's Amended and Restated 1993 Stock Option Plan, as amended: 2,495,947 shares voted for this proposal, 1,100,805 shares voted against, and 99,873 shares abstained.
7,741,724 broker non-votes were cast with respect to this proposal.

     Proposal 4 to ratify the appointment by the Board of Directors of Ernst & Young LLP as the independent auditors of the Company's financial statements for the fiscal year ending December 31, 1999: 11,123,389 shares voted for this proposal, 229,570 shares voted against, and 85,390 shares abstained. No broker non-votes were cast with respect to this proposal.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     Exhibits are listed in the Exhibit Index.

(b)  Reports on Form 8-K:

     On Current Report on Form 8-K, dated April 28, 1999, under "Item 5. Other Events," the Company filed a press release announcing the Company's financial results for the first quarter ended March 31, 1999. The Company also announced in such press release its hiring of Mesirow Financial, Inc. to assist the Company with raising additional capital and evaluating strategic alternatives.

     On Current Report on Form 8-K, dated June 23, 1999, under "Item 5. Other Events," the Company filed a revised press release announcing that the Company's Common Stock would trade, effective as of June 24, 1999, on the OTC Bulletin Board and not on the Nasdaq National Market.

                                   SIGNATURES


         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                              ILLINOIS SUPERCONDUCTOR CORPORATION


Date: August 13, 1999         By:  /s/ EDWARD W. LAVES
                                  ----------------------------------------
                                  Edward W. Laves, Ph.D.
                                  President and Chief Executive Officer


Date: August 13, 1999         By:  /s/ KENNETH E. WOLF
                                  ----------------------------------------
                                  Kenneth E. Wolf
                                  Controller and Treasurer
                                  (Principal Financial and Accounting Officer)

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

     10.20 Employment Agreement dated April 12, 1999 between the Company and Amr Abdelmonem, incorporated by reference Exhibit 10.20 to the Company's Registration Statement on Form S-2, as amended, filed with the SEC on July 9, 1999, Registration No. 333-77337.

     27.   Financial Data Schedule.