Form 10-Q
period 1999-09-30
ILLINOIS SUPERCONDUCTOR CORPORATION
filed 1999-11-15
CIK 888693

-------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                 ---------------

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999
                                       OR

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


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


     On November 9, 1999, 12,760,908 shares of the registrant's Common Stock, par value $0.001 per share, were outstanding.


-------------------------------------------------------------------------------

                                TABLE OF CONTENTS


                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements................................................................................    1

         Condensed Balance Sheets as of September 30, 1999 (unaudited) and December 31, 1998.................    1

         Condensed Statements of Operations (unaudited) for the three months ended
         September 30, 1999 and 1998, and the nine months ended September 30, 1999 and 1998..................    2

         Condensed Statements of Cash Flows (unaudited) for the nine months ended
         September 30, 1999 and 1998.........................................................................    3

         Notes to Condensed Financial Statements.............................................................    4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...............    8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..........................................   12


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...................................................................................   13

Item 2.  Changes in Securities and Use of Proceeds...........................................................   16

Item 3.  Defaults Upon Senior Securities....................................................................     *

Item 4.  Submission of Matters to a Vote of Security Holders................................................     *

Item 5.  Other Information..................................................................................     *

Item 6.  Exhibits and Reports on Form 8-K...................................................................    16

--------------
[FN]
*    No reportable information under this item.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       ILLINOIS SUPERCONDUCTOR CORPORATION
                            CONDENSED BALANCE SHEETS

                                                                         SEPTEMBER 30,        DECEMBER 31,
                                                                            1999                  1998
                                                                         -------------        ------------
                                                                         (UNAUDITED)
ASSETS:
     Current assets:
       Cash and cash equivalents                                        $    171,434         $   2,152,595
       Inventories                                                         1,910,969             1,424,427
       Accounts receivable, net                                            1,142,278             1,494,418
       Prepaid expenses and other                                            170,945               479,311
                                                                        ------------         -------------
     Total current assets                                                  3,395,626             5,550,751

     Property and equipment:
       Property and equipment                                              8,089,170             8,285,710
       Less: accumulated depreciation                                      5,198,554             4,761,599
                                                                        ------------         -------------
     Net property and equipment                                            2,890,616             3,524,111

     Other assets:
       Restricted certificates of deposit                                    349,270               337,347
       Patents and trademarks, net                                           649,633               615,879
                                                                        ------------         -------------
                                                                             998,903               953,226
                                                                        ------------         -------------
     Total assets                                                       $  7,285,145         $  10,028,088
                                                                        ============         =============

LIABILITIES AND NET CAPITAL DEFICIENCY:
     Current liabilities:
       Accounts payable                                                 $  1,404,993         $     464,752
       Accrued liabilities                                                   534,908               799,569
       Accrued interest                                                      484,070               129,375
       Current portion of other long-term debt                                 8,751                13,497
                                                                        ------------         -------------
     Total current liabilities                                             2,432,722             1,407,193

     Other long term debt, less current portion                               12,420                     -
     Senior Convertible Notes                                             13,450,000            10,350,000
     Discount on Senior Convertible Notes                                 (1,057,275)           (1,047,349)
     Deferred occupancy costs                                                 91,061                91,212

     Net capital deficiency:
       Common stock ($.001 par value); 60,000,000 shares                      12,761                12,557
       authorized at September 30, 1999 and 30,000,000 shares
       authorized at December 31, 1998; 12,760,908 shares issued
       and outstanding at September 30, 1999 and 12,557,344 shares issued and outstanding at December 31, 1998
       Additional paid-in capital                                         60,588,790            60,055,321
       Notes receivable from stockholders                                   (680,696)             (680,696)
       Accumulated deficit                                               (67,564,638)          (60,160,150)
                                                                        ------------         -------------
     Total stockholders' equity (net capital deficiency)                  (7,643,783)             (772,968)
                                                                        ------------         -------------
     Total liabilities and stockholders' equity (net capital            $  7,285,145         $  10,028,088
                                                                        ============         =============
     deficiency)

NOTE: The condensed balance sheet as of December 31, 1998 has been derived from the audited financial statements for that date but does not include all of the information and accompanying notes required by generally accepted accounting principles for complete financial statements.

See the accompanying Notes which are an integral part of the Condensed Financial Statements.

                      ILLINOIS SUPERCONDUCTOR CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                         THREE MONTHS ENDED SEPTEMBER 30,         NINE MONTHS ENDED SEPTEMBER 30,
                                             1999               1998                 1999                 1998
                                             ----               ----                 ----                 ----
 Net revenues                           $  1,126,733      $    226,732         $   1,955,792        $   1,738,433
 Costs and expenses:
    Cost of revenues                       2,135,816         1,016,977             4,091,392            3,465,070
    Research and development                 402,548           643,315             1,364,168            1,981,698
    Selling and marketing                    307,072           418,685             1,210,844            1,248,273
    General and administrative               696,577           843,265             2,130,452            2,338,090
                                        ------------      ------------         -------------        -------------
 Total costs and expenses                  3,542,013         2,922,242             8,796,856            9,033,131
                                        ------------      ------------         -------------        -------------
 Operating  loss                          (2,415,280)       (2,695,510)           (6,841,064)          (7,294,698)

 Other income (expense):
    Interest income                           31,921           123,735               118,967              191,721
    Interest expense                        (249,331)       (5,484,776)             (609,391)          (8,646,076)
                                        ------------      ------------         -------------        -------------
                                            (217,410)       (5,361,041)             (490,424)          (8,454,355)
                                        ------------      ------------         -------------        -------------
 Loss before extraordinary item           (2,632,690)       (8,056,551)           (7,331,488)         (15,749,053)

 Extraordinary item - debt
    extinguishment                                 -                 -               (73,000)                   -
                                        ------------      ------------         -------------        -------------
 Net loss                                 (2,632,690)       (8,056,551)           (7,404,488)         (15,749,053)
 Preferred Stock dividends                         -                 -                     -              (61,834)
                                        ------------      ------------         -------------        -------------
 Net loss plus Preferred Stock
 dividends                              $ (2,632,690)     $ (8,056,551)        $  (7,404,488)       $ (15,810,887)
                                        ============      ============         =============        =============

 Basic and diluted loss per
    common share                        $      (0.21)     $      (0.64)        $       (0.59)       $       (1.45)
                                        ============      ============         =============        =============

 Weighted average number of common
    shares outstanding                    12,760,908        12,557,313            12,651,819           10,937,339
                                        ============      ============         =============        =============


See the accompanying Notes which are an integral part of the Condensed Financial Statements.

                      ILLINOIS SUPERCONDUCTOR CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                                          1999                    1998
                                                                          ----                    ----
OPERATING ACTIVITIES:
Net loss                                                            $  (7,404,488)         $  (15,749,053)
   Adjustments to reconcile net loss to net cash used in
   operating activities:
   Extraordinary item - debt extinguishment                                73,000                       -
   Depreciation and amortization                                          738,422                 837,552
   Gain on sale of property and equipment                                 (30,662)                      -
   Non-cash interest expense on Senior Convertible Notes                  601,132               8,561,000
   Changes in operating assets and liabilities                            841,576              (1,670,113)
                                                                    -------------          --------------
Net cash used in operating activities                                  (5,181,020)             (8,020,614)
                                                                    -------------          --------------

INVESTING ACTIVITIES:
   Sales of available-for sale securities                                       -                 500,313
   Payment of patent costs                                                (53,459)                (87,403)
   Acquisition of property and equipment                                 (112,566)                (53,635)
   Proceeds from sale of property and equipment                            58,006                       -
                                                                    -------------          --------------
Net cash provided by (used) in investing activities                      (108,019)                359,275
                                                                    -------------          --------------

FINANCING ACTIVITIES:
   Proceeds from issuance of Senior Convertible Notes                   3,300,000              10,350,000
   Additional offering costs from issuance of Preferred
   Stock                                                                        -                (140,633)
   Exercise of stock options                                                  204                   7,325
   Collection of notes receivable from stockholders                             -                   5,000
   Increase (decrease) in other long-term debt                              7,674                 (64,964)
                                                                    -------------          --------------
Net cash provided by financing activities                               3,307,878              10,156,728
                                                                    -------------          --------------

Increase (decrease) in cash and cash equivalents                       (1,981,161)              2,495,389
Cash and cash equivalents at beginning of period                        2,152,595               2,766,886
                                                                    =============          ==============
Cash and cash equivalents at end of period                          $     171,434          $    5,262,275
                                                                    =============          ==============



See the accompanying Notes which are an integral part of the Condensed Financial Statements.

                       ILLINOIS SUPERCONDUCTOR CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the financial statements, including the notes thereto, included in Illinois Superconductor Corporation's (the "Company") Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

NOTE 2 - NET LOSS PER COMMON SHARE

     Basic and diluted net loss per common share is computed based on the weighted average number of common shares outstanding. Common shares issuable upon the exercise of options and warrants are not included in the per share calculations since the effect of their inclusion would be antidilutive.

NOTE 3 - COMPREHENSIVE INCOME

     During the three and nine months ended September 30, 1999, total comprehensive income (loss) amounted to $(2,633,000) and $(7,404,000), respectively, compared to $(8,057,000) and $(15,811,000) for the same respective periods in 1998.

NOTE 4 - INVENTORIES

     Inventories consisted of the following:

                                      SEPTEMBER 30, 1999      DECEMBER 31, 1998
     Raw materials................       $1,369,000                 $1,084,000
     Work in process.............           274,000                     60,000
     Finished product.............          268,000                    280,000
                                         ----------                 ----------
     Total inventory...............      $1,911,000                 $1,424,000
                                         ==========                 ==========

NOTE 5 - LONG TERM DEBT

    On May 15, 1998, the Company issued and sold $10,350,000 in aggregate principal amount of senior convertible notes due May 15, 2002 (the "May 1998 Notes") and issued warrants (the "May 1998 Warrants") to purchase 4,140,000 shares of the Company's common stock, par value $0.001 per share ("Common Stock"). The May 1998 Notes (based upon their terms at the time of issue) bear interest at 2% per annum, payable in cash or shares of Common Stock at the Company's option (unless the Company does not meet certain requirements commencing November 5, 2000, in which case interest must be paid in cash). The May 1998 Notes mature on May 15, 2002 and (based upon their terms at the time of issue) are convertible (based on the principal amount, plus accrued and unpaid interest, if any), into shares of Common Stock at a fixed conversion price of $1.50 per share. On and after May 15, 2000, the

Company may redeem, under certain conditions, all or a portion of the May 1998 Notes at a redemption price equal to the principal amount plus accrued interest thereon, if any. The May 1998 Warrants (based upon the terms at their time of issue) have an exercise price of $3.75 per share and expire on May 15, 2001.

    Since the May 1998 Notes were issued with a non-detachable conversion feature that was "in-the-money" at the date of issuance, a portion of the proceeds equal to the intrinsic value of the conversion feature (equal to $9,918,750, and calculated as the difference between the conversion price and the quoted market price of the Common Stock on the date of issuance, multiplied by the number of shares into which the May 1998 Notes are convertible) was allocated to additional paid-in capital, thus creating a discount to the debt. This discount was recognized as a charge to interest expense using the effective interest method over the period from the date of issuance to the date that the May 1998 Notes first became convertible (August 15, 1998 for up to one-half of the original principal amount and November 15, 1998 for the remaining principal amount). In addition, a portion of the proceeds equal to the fair value of the May 1998 Warrants issued in conjunction with the May 1998 Notes (equal to $1,230,000, and calculated using the Black-Scholes Approximation Formula) was allocated to additional paid-in capital, thus creating an additional discount to the debt. This discount is being recognized as a charge to interest expense using the effective interest method over the four year term of the May 1998 Notes.

    On March 31, 1999, the Company issued and sold $3,300,000 in aggregate initial principal amount of senior convertible notes due May 15, 2002 (the "March 1999 Notes") and issued warrants (the "March 1999 Warrants") to purchase 1,320,000 shares of Common Stock. The March 1999 Notes bear interest at 6% per annum, payable in kind or in cash, at the Company's option (unless the Company fails to meet certain requirements commencing November 5, 2000, in which case interest must be paid in cash). Holders of the March 1999 Notes may convert the principal amount, plus accrued interest not paid in cash, if any, into shares of Common Stock at a fixed conversion price of $1.125 per share (based upon the terms at the time of issue). On and after May 15, 2000, the Company may redeem all or a portion of the March 1999 Notes at a redemption price equal to the principal amount plus accrued interest thereon, if any, under certain conditions. The March 1999 Warrants (based upon their terms at the time of issue) have an exercise price of $1.4625 per share and expire on March 31, 2002.

    Concurrently with the issuance of the March 1999 Notes, the Company amended certain terms of $5,500,000 in aggregate principal amount of the May 1998 Notes (the "Amended Notes") and the May 1998 Warrants exercisable for an aggregate of 2,200,000 shares of the Common Stock (the "Amended Warrants") issued in connection therewith. The Amended Notes, as so amended, bear interest at the rate of 6% per annum, payable in cash or shares of Common Stock, at the Company's option (unless the Company does not meet certain requirements commencing November 5, 2000, in which case interest must be paid in cash), and the fixed conversion price for the Amended Notes was reduced from $1.50 to $1.125 per share. The exercise price of the Amended Warrants was reduced from $3.75 to $1.4625 per share.

     A portion of the proceeds of the March 1999 Notes equal to the fair value of the March 1999 Warrants issued in conjunction with the March 1999 Notes (equal to $300,000 and calculated using the Black-Scholes Approximation Formula) was allocated to additional paid-in capital, thus creating a discount to the debt. This discount is being recognized as a charge to interest expense using the effective interest method over the three year term of the March 1999 Notes. In addition, the increase in fair value of the Amended Warrants as a result of the decrease in exercise price (equal to $41,000 and calculated using the Black-Scholes Approximation Formula) was allocated to additional paid-in capital, thus creating an additional discount on the Amended Notes. This discount is being recognized as a charge to interest expense using the effective interest method over the remaining three year term of the Amended Notes.

     The amendments to the Amended Notes and the Amended Warrants resulted in a $73,000 charge in the first quarter of 1999 which is shown as an extraordinary item in the Company's Statements of Operations for the nine months ended September 30, 1999.

     During the second quarter of 1999, $200,000 in aggregate principal amount of the Amended Notes, plus accrued interest, were converted into 186,314 shares of common stock.

     The Company recognized $247,000 and $601,000 of non-cash interest charges during the three months and nine months ended September 30, 1999, respectively, as a result of the amortization of the discount on the May 1998 Notes, the Amended Notes and the March 1999 Notes.

     The effective interest rate on the May 1998 Notes is approximately 74%, the effective interest rate on the Amended Notes is approximately 81%, and the effective interest rate on the March 1999 Notes is approximately 9%.

NOTE 6 - CAPITAL STOCK

     On June 9, 1999, the stockholders of the Company approved an increase in the total authorized capital stock of the Company from 30,100,000 shares to 60,100,000 shares, including an increase in the number of authorized shares of Common Stock from 30,000,000 shares to 60,000,000 shares.

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

     On June 9, 1999, the stockholders of the Company approved an amendment to the Plan providing for (i) an increase of an additional 806,468 shares of Common Stock reserved for issuance to employees, consultants and non-employee directors ("Non-Employee Directors") of the Company under the Plan; (ii) the elimination of the distinction between the number of shares reserved for issuance under the Plan to employees and consultants of the Company and the number of shares reserved for issuance to Non-Employee Directors; (iii) a change in the provisions providing for the annual automatic grant of stock options to Non-Employee Directors; (iv) discretionary grants of stock options to Non-Employee Directors as determined at the discretion of the Board of Directors; and (v) an acceleration of the time during which options granted under the Plan may be exercised upon the occurrence of certain events constituting a "Change of Control" (as defined in the Plan). On June 9, 1999, the Board of Directors granted to each Non-Employee Director a discretionary non-statutory stock option to purchase 47,000 shares of Common Stock. Such stock options become fully vested on the first anniversary of the date of grant, have exercise prices of $1.0310 per share (the closing price of the Common Stock on June 9, 1999), and expire 10 years from the date of grant.

NOTE 8 - LEGAL PROCEEDINGS

     See "Part II. - Other Information, Item 1. Legal Proceedings" for a description of outstanding legal proceedings involving the Company. The Company believes that the resolution of the matters discussed therein will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

NOTE 9 - SUBSEQUENT EVENT

    On November 5, 1999, the Company issued and sold $1,000,000 in aggregate principal amount of senior convertible notes due January 2, 2001 (the "November 1999 Notes") and issued warrants (the "November 1999 Warrants") to purchase 400,000 shares of Common Stock. The November 1999 Notes bear interest at of 10% per annum, payable in kind or in cash, at the Company's option (unless the Company fails to meet certain requirements commencing November 5, 2000, in which case interest must be paid in cash). Holders of the November 1999 Notes may convert the principal amount, plus accrued interest not paid in cash, if any, into shares of Common Stock at a fixed conversion price of $0.25 per share. The November 1999 Warrants have an exercise price of $0.25 per share and expire on November 5, 2004.

    Concurrently with the issuance of the November 1999 Notes, the Company amended certain terms of $11,800,000 in aggregate principal amount of the March 1999 Notes and the May 1998 Notes (the "Further Amended Notes") and certain terms of the March 1999 Warrants and May 1998 Warrants previously exercisable for an aggregate of 4,800,000 shares of the Common Stock (the "Further Amended Warrants") issued in connection therewith. The Further Amended Notes were amended to reduce their fixed conversion price to $0.25 per share. The exercise price of the Further Amended Warrants was reduced to $0.25 per share.

    Since the November 1999 Notes were issued with a non-detachable conversion feature that was "in-the-money" at the date of issuance, a portion of the proceeds equal to the intrinsic value of the conversion feature (equal to $875,000, and calculated as the difference between the conversion price ($0.25 per share) and the quoted market price of the Common Stock on the date of issuance ($0.47 per share) multiplied by the number of shares into which the November 1999 Notes are convertible (4,000,000 shares)) will be allocated to additional paid-in capital, thus creating a discount to the debt. This discount will be recognized as a charge to interest expense using the effective interest method over the period from the date of issuance of the November 1999 Notes to the date the November 1999 Notes first become convertible. In addition, a portion of the proceeds of the November 1999 Notes equal to the fair value of the November 1999 Warrants issued in conjunction with the November 1999 Notes will be allocated to additional paid-in capital, thus creating an additional discount to the debt. This additional discount, in an as yet to be determined amount, will be recognized as a charge to interest expense using the effective interest method over the fourteen month term of the November 1999 Notes.

     The increase in fair value of the Further Amended Warrants as a result of the decrease in exercise price will be allocated to additional paid-in capital, thus creating an additional discount on the Further Amended Notes. This additional discount, in an as yet to be determined amount, will be recognized as a charge to interest expense using the effective interest method over the remaining term of the Further Amended Notes.

     The amendments described in the preceding paragraph will result in an extraordinary charge, in an as yet to be determined amount, during the fourth quarter of 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Because the Company wants to provide investors with more meaningful and useful information, this Report contains, and incorporates by reference, certain "forward-looking statements" that reflect the Company's current expectations regarding the future results of operations, performance and achievements of the Company. The Company has tried, wherever possible, to identify these forward-looking statements by using words such as "anticipates," "believes," "estimates," "expects," "plans," "intends" and similar expressions. These statements reflect the Company's current beliefs and are based on information currently available to it. Accordingly, these statements are subject to certain risks, uncertainties and contingencies, which could cause the Company's actual results, performance or achievements to differ materially from those expressed in, or implied by, such statements. These factors include, among others, the following: the Company's ability to obtain additional financing in the near future; the Company's history of net losses and the lack of assurance that the Company's earnings will be sufficient to cover fixed charges in the future; the degree to which the Company is leveraged, the fact that its assets are pledged and the restrictions imposed on the Company under its existing debt instruments which may adversely affect the Company's ability to finance its future operations; uncertainty about the Company's ability to compete effectively against better capitalized competitors and to withstand downturns in its business or the economy generally; demand for, and acceptance of, the Company's products; the adverse effects on the liquidity of the Company's common stock because of its delisting from the NASDAQ National Market in June 1999; continued downward pressure on the prices charged for the Company's products due to competition of rival manufacturers of radio frequency front end products for the wireless telecommunications market; the timing and receipt of customer orders; the Company's ability to attract and retain key personnel; and the effects of legal proceedings. A more complete description of these risks, uncertainties and assumptions is included in the Company's filings with the Securities and Exchange Commission, including those described under the heading "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and those disclosed under the heading "Risk Factors" in the Company's Registration Statement on Form S-2, as amended, filed on July 9, 1999. The Company undertakes no obligation to release publicly the results of any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events.

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

    The Company was founded in 1989 by ARCH Development Corporation, an affiliate of the University of Chicago, to commercialize superconducting technologies developed initially at Argonne National Laboratory. The Company uses its patented and proprietary high temperature superconducting materials technologies to develop and manufacture radio frequency ("RF") front-end products which are designed to enhance the quality, capacity, coverage, and flexibility of 800 MHz cellular, 1.96GHz personal communications services ("PCS") and other wireless telecommunications services.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1999 and 1998

     Net revenues increased to $1,127,000 from $227,000, an increase of $900,000, or 396%. This increase was primarily related to higher unit sales volumes. The higher sales volumes were partially offset by reduced selling prices.

     Net revenues derived from international sales of the Company's products were in U.S. dollars and were not material. Net revenues derived from leased products were in U.S. dollars and were not material. Such leased products are leased to certain of the Company's customers for testing purposes, and such products are returned to the Company after completion of the tests.

     Cost of products sold increased to $2,136,000 from $1,017,000, an increase of $1,119,000 or 110.0%. The cost of products sold consists of direct material, labor and overhead costs associated with the products that were shipped during the period. Due to low utilization levels and excess capacity in the Company's manufacturing facility, cost of products sold exceeded net revenues for the period. The Company expects the cost of products sold to exceed net revenues until it manufactures and ships a significantly higher amount of its commercial products.

     The Company's internally funded research and development expenses decreased to $403,000 from $643,000, a reduction of $240,000 or 37.3%. These costs were lower due to the successful development of the Company's core products, increased efficiency in the Company's development processes and the focusing of development efforts on products with a greater probability of commercial sales. The Company expects to continue reducing its research and development expenses during 1999.

     Selling and marketing expenses decreased to $307,000 from $419,000, a reduction of $112,000, or 26.7%. This reduction was primarily due to lower exhibition, trade show, and travel expenses.

     General and administrative expenses decreased to $697,000 from $843,000, a reduction of $146,000, or 17.3%. This expense reduction was primarily due to lower professional fees, and general office expenses.

     Operating loss declined to $2,415,000 from $2,696,000, an improvement of $281,000 or 10.4%. This improvement was primarily due to higher sales as well as expenses for lower research and development, selling and marketing and general and administrative.


     Net interest expense decreased to $217,000 from $5,361,000, a decline of $5,144,000 or 96.0%. This decrease was due to a decrease in non-cash interest charges of $5,519,000.

Nine Months Ended September 30, 1999 and 1998

     Net revenues increased to $1,956,000 from $1,738,000, an increase of $218,000, or 12.5%. This increase was primarily related to higher unit volume. The higher unit volume was partially offset by reduced selling prices.

     Net revenues derived from international sales of the Company's products were in U.S. dollars and were not material. Net revenues derived from leased products are in U.S. dollars and were not material. Such leased products are leased to certain of the Company's customers for testing purposes, and such products are returned to the Company after completion of the tests.

     Cost of products sold increased to $4,091,000 from $3,465,000, an increase of $626,000, or 18.1%. The cost of products sold consists of direct material, labor and overhead costs associated with the products that were shipped during the period. Due to low utilization levels and excess capacity in the Company's manufacturing facility, cost of products sold exceeded net revenues for the period. The Company expects the cost of products sold to exceed net revenues until it manufactures and ships a significantly higher amount of its commercial products.

     The Company's internally funded research and development expenses decreased to $1,364,000 from $1,982,000, a reduction of $618,000 or 31.2%. These costs were lower due to the successful development of the Company's core products, increased efficiency in the Company's development processes and the focusing of development efforts on products with a greater probability of commercial sales. The Company expects to continue reducing its research and development expenses during 1999.

     Selling and marketing expenses decreased to $1,211,000 from $1,248,000, a decrease of $37,000 or 3.0%. This decrease was due primarily to decreased trade show, travel and delivery expenses.

     General and administrative expenses decreased to $2,130,000 from $2,338,000, a reduction of $208,000, or 8.9%. This expense reduction was primarily due to lower professional fees and general office supply expenses.

     Operating loss declined to $6,841,000 from $7,295,000, an improvement of $454,000, or 6.2%. This improvement was primarily due to lower research and development expenses.

     Net interest expense decreased to $490,000 from $8,454,000, a decline of $7,964,000, or 94.2%. This decrease was primarily due to a decrease in non-cash interest charges of $7,960,000.

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

     The Company's manufacturing activities rely on tools and test stations, each of which contain embedded technology. The Company has identified the particular hardware and software systems used in such manufacturing applications. The Company is communicating orally and in writing with suppliers of these systems and based on such communications believes the manufacturing applications are year 2000 compliant.

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

     The Company's most likely worst case scenario with respect to the Year 2000 Issue is that (1) its manufacturing applications may malfunction and (2) third party suppliers of raw materials and utilities and customers may be unable to remediate their own Year 2000 Issues. In such scenario, the Company could experience manufacturing interruptions, delays in distribution of its products and reduced sales. This would have a material adverse effect on the Company's operations. The Company currently has no contingency plan in the event such likely worst case scenario occurs.

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

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1999, the Company's cash and cash equivalents, including restricted certificates of deposit, were $521,000, a decrease of $1,969,000 from the December 31, 1998 balance of $2,490,000.

     Amounts outstanding at September 30, 1999 from certain stockholders included $681,000 in principal amount of promissory notes plus $142,000 of accrued interest. These notes were due on April 30, 1997. The Company has filed a lawsuit to collect on the outstanding balance, but there can be no assurance when and if such promissory notes will be repaid.

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

     Despite the completion on November 5, 1999 of the issuance and sale of $1.0 million in principal amount of November 1999 Notes (information concerning which is incorporated herein by reference from the Company's Form 8-K, dated November 5, 1999, and filed November 12, 1999), the Company believes that during the fourth quarter of 1999 or the first quarter of 2000 it will require substantial additional funds to finance its product development, manufacturing and marketing activities and otherwise to maintain its operations. The Company's strategy to generate sufficient working capital to fund its operations and cash requirements in the future includes: increasing sales and advancing market penetration by selling its products to original equipment manufacturers and customers in overseas markets; building strong and enduring relationships with existing customers and expanding product offerings to meet varying customer needs; and reducing product costs through redesign, economies of scale in material purchases, the refinement of manufacturing processes, and the further reductions in overhead. The Company is actively seeking financing in order to obtain working capital to continue its operations according to its current operating plan through the fourth quarter of 1999 and beyond. In April 1999, the Company hired Mesirow Financial, Inc. to assist the Company with raising additional capital and evaluating strategic alternatives.

     The outstanding May 1998 Notes, the 1999 Notes, the November 1999 Notes and the Further Amended Notes (collectively, the "Notes") contain restrictions limiting the Company's ability to incur additional indebtedness or to pay dividends (other than in shares of Common Stock) and are secured by the Company's assets. This may adversely affect the

Company's ability to raise additional equity or debt financing. In the event that the Company fails to achieve break-even or positive operating income during the second quarter of 2001, the Notes may become immediately due and payable unless the holders thereof agree to modify or waive such provision. In addition, the Company's Common Stock was delisted from trading on the NASDAQ National Market in June 1999 due to the Company's continuing inability to meet the net tangible assets requirement for continued listing. The Common Stock is now traded in the over-the-counter market and quoted on the National Association of Securities Dealers, Inc. electronic bulletin board. This does not provide the same liquidity for the trading of securities as NASDAQ. Consequently, if the Company is unable to list the Common Stock for trading on another securities market or exchange, the Company may be unable to obtain additional funding as needed, and/or any such additional funding may be on disadvantageous terms.

     If the Company is unable to obtain adequate funds when needed in the future, the Company would be required to substantially delay, scale-back or eliminate the manufacturing, marketing or sales of one or more of its products or research and development programs, or may be required to obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, potential products that the Company would not otherwise relinquish. In particular, if the Company does not secure adequate additional financing during the first quarter of 2000 (or possibly earlier), the Company believes that it may not be able to continue as a going concern.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not have any material market risk sensitive instruments.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Siegler Litigation

     On June 5, 1996, Craig M. Siegler filed a complaint against the Company in the Circuit Court of Cook County, Illinois, County Department, Chancery Division. The complaint alleged that, in connection with the Company's private placement of securities in November 1995, the Company breached and repudiated an oral contract with Mr. Siegler for the issuance and sale by the Company, for a total price of $4,000,000, to Mr. Siegler of 370,370.37 shares of Common Stock, plus warrants (immediately exercisable at $12.96 per share) to purchase an additional 370,370.37 shares of Common Stock. The remedy sought by Mr. Siegler was a sale to him of such securities on the terms of the November 1995 private placement. On August 16, 1996, the Company's motion to dismiss Mr. Siegler's complaint was granted with leave to amend. On September 19, 1996, Mr. Siegler's motion for reconsideration was denied.

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

     The Company and the Named Directors regarded the suit as without factual or legal merit. Accordingly, on February 17, 1998, the Company and the Named Directors filed a motion to dismiss Mr. Lipman's complaint. The motion presented arguments that the claims of Mr. Lipman and the putative class are barred by the business judgment rule and the plaintiff's failure to fulfill the legal prerequisites for filing a shareholder derivative action against the Named Directors. Prior to a hearing on the Company's and the Named Directors' motion to dismiss, Mr. Lipman filed a motion on March 16, 1998, seeking both to amend his proposed putative class to include Mr. Drobny and to certify the class.

     On June 1, 1998, the Court granted the Company's and the Named Directors' motion to dismiss the complaint. Concurrently, Mr. Lipman withdrew his motion to amend the proposed putative class and certify the class. On June 30, 1998, Mr. Lipman filed his first amended complaint against the Named Directors but excluded the Company itself as a defendant. The amended complaint alleged that the Named Directors breached their duties of loyalty and due care to the putative class of stockholders by selecting financing for the Company in June 1997 and thereafter drawing two tranches of the financing. The first amended complaint sought certification of a class consisting of all owners of the Common Stock during the period from May 15, 1997 through December 31, 1997, excluding the Named Directors. Mr. Lipman's amended complaint alleged that the stock owned by the putative class lost $61 million due to the financing the Named Directors selected, and sought an unspecified amount of compensatory and punitive damages. The Company and the Named Directors regarded the amended complaint as without factual or legal merit. Accordingly, the Named Directors filed a motion to dismiss Mr. Lipman's first amended complaint in July 1998. The Court granted the motion to dismiss in December 1998, finding that Mr. Lipman still had failed to fulfill the prerequisites for maintaining a shareholder derivative action against the Named Directors. In January 1999, Mr. Lipman and two added former stockholders filed a second amended complaint against the Named Directors and again included the Company itself as a defendant.

     The second amended complaint alleged that the Named Directors breached their duties of loyalty and due care to the putative class and further alleged that the purported devaluation of the plaintiffs' stock resulting from the June 1997 financing was an improper "assessment" on the plaintiffs' shares for which they sought an unspecified amount of compensatory and punitive damages. In February 1999, the Company and the Named Directors filed a motion to dismiss the second amended complaint. The Court granted the motion to dismiss in April 1999, finding that (i) the plaintiffs could not assert their stock devaluation claims, except derivatively, and (ii) the plaintiffs still had failed to fulfill the prerequisites for maintaining a shareholder derivative action against the Named Directors. In May 1999, the plaintiffs filed a third amended complaint against the Company and the Named Directors.

     The third amended complaint reiterated the plaintiffs' previous allegations that the Named Directors breached their duties of loyalty, due care and candor to the putative class, and again alleged the plaintiffs' claims of an improper "assessment." The third amended complaint also asserted two claims of purported common law fraud and a supposed violation of the Illinois Consumer Fraud Act based on allegations that the Company and the Named Directors had selectively disclosed "material, non-public confidential information" to the non-party financier in order to obtain the financing that the Company selected in June 1997, which allegedly reduced the Common Stock price. The plaintiffs sought an unspecified amount of compensatory and punitive damages, interest and attorneys' fees. In June 1999, the Company and the Named Directors filed a motion to dismiss the third amended complaint, arguing that the plaintiffs' allegations of purported market manipulation by the financier, facilitated by supposedly improper selective disclosure, are beyond the jurisdiction of the Illinois court and fail to allege certain essential elements of common law fraud and the Illinois Consumer Fraud Act. The defendants' motion also argued that the plaintiffs still had failed to fulfill the prerequisites for asserting their stock devaluation claims as a shareholder derivative action. In August 1999, the Court granted the Company's and the Named Directors' motion, and dismissed the suit with prejudice.

     Thereafter the plaintiffs filed a motion for reconsideration of the dismissal; the Court denied the plaintiffs' reconsideration motion on September 23, 1999. On October 21, 1999, the plaintiff filed their notice of appeal from the dismissal orders. The Company and the named Directors regard the appeal as without merit and they intend to vigorously defend against the plaintiffs' appeal from the Circuit Court's dismissal orders

Greenwald Litigation

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

     The Company and the Named Directors regarded the suit as without factual or legal merit. Accordingly, in January 1999, the Company and the Named Directors filed a motion to dismiss the complaint arguing that the complaint is barred by the business judgment rule and the plaintiffs' failure to fulfill the prerequisites for maintaining a shareholder derivative action against the Named Directors. In July 1999, the Court of Chancery granted the defendants' motion to dismiss the complaint finding that the plaintiffs had failed to satisfy the prerequisites for maintaining a shareholder derivative action under Delaware law. By order dated August 11, 1999, the Court of Chancery granted the Company's and the named Directors' motion to dismiss with prejudice the suit as it relates to Mr. Greenwald, the named plaintiff.

16(b) Litigation

     On February 26, 1999, Mark Levy, derivatively on behalf of the Company, filed a complaint against Southbrook International Investments, Ltd. ("Southbrook"), Elliott Associates, L.P. ("Elliott"), and Westgate International, L.P. ("Westgate"), and against the Company as a "nominal defendant." The complaint filed in the United States District Court for the Southern District of New York, alleges that Southbrook, Elliott and Westgate, while having beneficial ownership of more than 10% of the Company's common stock, violated Section 16(b) of the Securities Exchange Act of 1934 in connection with purchases and sales of Company securities within six month periods. The complaint seeks to recover from Southbrook, Elliott and Westgate their respective profits (in unspecified amounts) from those transactions. No relief is sought against the Company as a nominal defendant.

     Elliot and Westgate are currently investors in the Company with substantial rights to acquire Company common stock by conversion of notes and exercise of warrants and have designated four of the current six directors of the Company, two of whom, Messrs. Mark Brodsky and Samuel Perlman, are affiliated with Elliot.

     An amended complaint dated September 2, 1999 was served on the Company. The amended complaint raises the same claims alleged in the original complaint. The Company has not yet responded to the amended complaint.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Information concerning the New Notes and New Warrants sold by the Company on November 5, 1999 and not registered under the Securities Act of 1933 is incorporated herein by reference from the Company's Current Report on Form 8-K dated November 5, 1999 and filed on November 15, 1999. The securities sold were not registered under the Securities Act of 1933, in reliance upon the exemption in Section 4(2) thereof for a transaction by an issuer not involving a public offering, based upon the fact that the sale was made exclusively to financially sophisticated institutional investors with which the Company had a pre-existing relationship, which represented that they were acquiring the securities for their own account for investment purposes and not for distribution.

     The terms of the Company's debt, including the securities issued in November 1999, prohibit the Company from paying dividends on its Common Stock.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

     Exhibits are listed in the Exhibit Index, which list is incorporated herein by reference.

(b) Reports on Form 8-K:

     A Current Report on Form 8-K, dated and filed August 5, 1999, reported under Item 5 and filed an exhibit.

     A Current Report on Form 8-K, dated November 5, 1999, and filed on November 15, 1999, reported under Item 1, "Changes in Control of the Registrant" and filed exhibits.

                                   SIGNATURES


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                   ILLINOIS SUPERCONDUCTOR CORPORATION


Date: November 15, 1999            By:  /s/ EDWARD W. LAVES
                                       ----------------------------------------
                                       Edward W. Laves, Ph.D.
                                       President  and Chief  Executive Officer


Date: November 15, 1999            By:  /s/ KENNETH E. WOLF
                                       ----------------------------------------
                                       Kenneth E. Wolf
                                       Controller and Treasurer
                                       (Principal Accounting Officer)

                                  EXHIBIT INDEX

  EXHIBIT
  NUMBER                        DESCRIPTION OF EXHIBITS
   3.1      Certificate of Incorporation of the Company, as amended,
            incorporated by reference to Exhibit 3.1 to the Company's
            Registration Statement on Form S-3/A, filed with the Securities and Exchange Commission ("SEC") on August 13, 1998, Registration
            No. 333-56601 (the "August 1998 S-3").

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

  EXHIBIT
  NUMBER                        DESCRIPTION OF EXHIBITS
   4.19     Form of Warrant  dated March 31,  1999,  incorporated  by reference to Exhibit 4.19 to the 1998 Form 10-K.

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

   4.23 Letter Agreement, dated November 5, 1999, by and among the Company and Elliott Associates, L.P., Westgate International, L.P. and
            Alexander Finance, L.P. (the "Investors"), incorporated by reference to Exhibit 10(a) to the Company's Form 8-K, dated
            November 5, 1999 and filed November 15, 1999.

   4.24     Letter Agreement re Modification of Covenants, dated November 5,
            1999, by and among the Company and the Investors, incorporated by reference to Exhibit 10(b) to the Company's Form 8-K, dated
            November 5, 1999 and filed November 15, 1999.

   4.25     Security Agreement, dated November 5, 1999, by and among the
            Company and the Investors, incorporated by reference to Exhibit
            10(c ) to the Company's Form 8-K, dated November 5, 1999 and filed
            November 15, 1999.

   4.26 Form of letter agreement, dated November 12, 1999 amending the Letter Agreement identified as Exhibit 4.23, above, incorporated by reference to Exhibit 10(f) to the Company's Form 8-K, dated
            November 5, 1999 and filed November 15, 1999.

   10.20    Employment Agreement dated April 12, 1999 between the Company and
            Amr Abdelmonem, incorporated by reference Exhibit 10.20 to the Company's Registration Statement on Form S-2, as amended, filed with the SEC on July 9, 1999, Registration No.
            333-77337.

   27.      Financial Data Schedule.