Form 10-K
period 1999-12-31
ILLINOIS SUPERCONDUCTOR CORPORATION
filed 2000-03-22
CIK 888693

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 ---------------

                                    FORM 10-K

            (Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

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

                               Title of each class
                           ---------------------------

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         On January 31, 2000, 21,374,027 shares of the registrant's Common Stock were outstanding. The aggregate market value on January 31, 2000 of the registrant's Common Stock held by non-affiliates of the registrant was $48,612,837.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Certain portions of the registrant's definitive proxy statement for the annual meeting of stockholders to be held on May 17, 2000 are incorporated by reference in Part III of this Form 10-K (the "2000 Proxy Statement").

================================================================================

                                TABLE OF CONTENTS

                                     PART I

Item 1.    Business...........................................................................................1
Item 2.    Properties........................................................................................19
Item 3.    Legal Proceedings.................................................................................19
Item 4.    Submission of Matters to a Vote of Security Holders...............................................22

                                     PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters.............................22
Item 6.    Selected Financial Data...........................................................................26
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.............27
Item 7a.   Quantitative and Qualitative Disclosures About Market Risk........................................30
Item 8.    Financial Statements and Supplementary Data.......................................................31
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..............57

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant................................................58
Item 11.   Executive Compensation............................................................................58
Item 12.   Security Ownership of Certain Beneficial Owners and Management....................................58
Item 13.   Certain Relationships and Related Transactions....................................................58

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K...................................59

                                A NOTE CONCERNING
                           FORWARD-LOOKING STATEMENTS

           Because Illinois Superconductor Corporation wants to provide investors with more meaningful and useful information, this Annual Report on Form 10-K ("Form 10-K") contains, and incorporates by reference, certain "forward-looking statements" (as such term is defined in Section 21E of the Securities Exchange Act of 1934, as amended) that reflect the Company's current expectations regarding the future results of operations, performance and achievements of the Company. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company has tried, wherever possible, to identify these forward-looking statements by using words such as "anticipates," "believes," "estimates," "expects," "plans," "intends" and similar expressions.

           These statements reflect the Company's current beliefs and are based on information currently available to it. Accordingly, these statements are subject to certain risks, uncertainties and contingencies, which could cause the Company's actual results, performance or achievements to differ materially from those expressed in, or implied by, such statements. These factors include, among others, the following: the Company's history of net losses and the lack of assurance that the Company's earnings will be sufficient to cover fixed charges in the future; the degree to which the Company is leveraged and the restrictions imposed on the Company under its existing debt instruments, which may adversely affect the Company's ability to finance its future operations, to compete effectively against better capitalized competitors and to withstand downturns in its business or the economy generally; the Company's inability to honor redemption rights of holders of its debt instruments in the event of the Company's failure to comply with its obligations under those debt instruments, including its obligation to increase its authorized capital stock at its annual meeting of stockholders to be held prior to June 30, 2000; the fact that the Company's Common Stock is not currently listed on a national securities exchange or the Nasdaq Stock Market, which may have a material adverse effect on the liquidity of the Common Stock and the Company's ability to obtain additional funding as needed; demand for, and acceptance of, the Company's products; continued downward pressure on the prices charged for the Company's products due to competition of rival manufacturers of filters for the wireless telecommunications market; the timing and receipt of customer orders; the Company's ability to attract and retain key personnel; and the effects of legal proceedings and other factors described in this Form 10-K, including those described under the heading "Risk Factors," or in other filings of the Company with the Securities and Exchange Commission. The Company undertakes no obligation to release publicly the results of any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     The Company uses its patented and proprietary high temperature superconductor ("HTS") materials, radio frequency ("RF") filter designs and cryogenic technologies to develop, manufacture and market high performance products designed to enhance the quality, capacity, coverage and flexibility of cellular, Personal Communications Services ("PCS") and other wireless telecommunications services. Superconductor materials, when cooled below a critical temperature, are able to transmit an electric current with either no or minimal loss of energy. Because of this minimal energy loss, superconductors are attractive for a wide range of commercial applications.

     RF filters refine the radio signals by passing radio waves through a series of resonators (poles), which allow certain frequencies to pass while rejecting other frequencies. The more poles in the RF filter, the more effective the RF filter. Each pole, however, has electrical resistance which causes the loss (insertion loss) of desired radio waves. Therefore, the more poles in a conventional RF filter, the greater the insertion loss. The advantage of using superconductors in RF filters is that more poles can be added without significant increases in insertion loss. Adding superconductors does not, however, change the fundamental fact that filter performance depends upon the number of poles. The Company's highest performing RF filters have more than 30 poles, which the Company believes is significantly greater than any other commercially available filter.

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

     - Supplying Price Competitive Products. The Company has been able to continually reduce its product cost, which has permitted the Company to more competitively price its products. Currently, the price for the Company's superconducting filters is approaching that of conventional filters. The Company's lowest price product currently sells for less than $14,000 per cell site. The Company believes that with superior performance and competitive pricing it can become the dominant RF filter manufacturer in the world. In 1998, the Company reduced product costs by 40%, and in 1999 the Company reduced product costs by an additional 30%. The Company believes that it can continue to achieve further cost reductions in the coming years due to the design and development of new products.

     - Providing Solutions for Different Market Needs. The Company has successfully expanded its product line in response to a wide variety of customer needs in a cost-effective manner. The Company recently announced the introduction of an expanded family of superconductor-based receiver front-end products based upon its proprietary ATP(TM)Technology, which combines the industry's superconductor-based filter with a unique failure-proof feature that ensures continued operation even in the event of a loss of electric power. This allows the fastest total-system footprint of any superconducting filter solution on the market. The Company has achieved this broad product portfolio through flexible designs which can quickly be adapted to different customer needs. By addressing the varied needs of the market at a reasonable price, the Company aims to provide real value to its customers.

     - Superior Customer Support. The Company strives to exceed its customers' expectations for quality and responsiveness by minimizing service interruptions. Because of its superior quality and customer support, the Company was awarded Motorola's superior quality award in 1998.

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

     - Building Long-Term Relationships with Customers. Becoming the preferred RF filter vendor with customers will allow the Company to focus on expanding its business with new customers and in new markets. To date, the Company has established strong relationships with seven of the largest wireless operators in the United States. These customers have placed repeated orders in multiple markets.

     The Company has received orders from multiple wireless telecommunications service providers located in the United States, Canada and Asia, including many of the largest wireless operators in the United States. The Company's RF filters are now installed in over 300 cell sites in market areas across the United States.

     The Company is an approved vendor for one of the world's largest cellular system equipment manufacturers and is pursuing similar relationships with other OEMs. Being an approved vendor allows cellular and PCS service providers in the U.S. and abroad to purchase the Company's products directly from the OEM, for use in both new and existing cell sites.

RECENT DEVELOPMENTS

     On November 5, 1999, the Company entered into and closed a letter agreement (the "Letter Agreement") with Elliott Associates, L.P. ("Elliott Associates"), Westgate International, L.P. and Alexander Finance, L.P. (collectively, the "Investors") in connection with a financing transaction by which the Company issued to the Investors for $1 million the Company's senior convertible notes plus warrants for 400,000 shares of the Company's Common Stock. The Investors also received, under the Letter Agreement, the right, but not the obligation, to invest, until August 5, 2000, up to an additional $5 million on the same terms, of which they invested $1 million in December, 1999.

     The effect of the Letter Agreement and related matters may have been an acquisition of control of the Company by the Investors and/or their designees to the Company's board of directors, from the board of directors of the Company as previously constituted.

     The Letter Agreement granted the Investors the right to designate for selection as members of the Company's board of directors up to two-thirds of the Company's board of directors, and affords the Investors the right to accelerate certain convertible securities held by the Investors in the event that, with certain exceptions, and after specified periods, such selections are not appointed or elected as directors. On November 5, 1999, the board of directors accepted the resignations of board members Messrs. Robert Mitchum and Terry Parker, expanded the board to six members and, effective November 8, 1999, appointed Messrs. Mark Brodsky and Samuel Perlman of Elliott Associates and Dr. George Calhoun of Davinci Solutions, LLC, each a designee of the Investors, to the Company's board of directors. Mr. Howard Hoffmann, who was designated by the Investors in July 1998 to be a director of the Company, has served on the board since that time and continues to serve as a director.

     On November 24, 1999, the Company announced the appointments of Dr. Calhoun to the position of Chief Executive Officer, Mr. Dennis M. Craig to the position of President and Mr. Brodsky to the position of Chairman of the Board. These appointments filled the vacancy created by the departure of Dr. Ted Laves, who resigned.

     The terms of the Letter Agreement are described below in greater detail under "Risk Factors - Substantial Number of Shares Eligible for Future Issuance on Conversion of Notes and Warrant and Option Exercise; Low Conversion and Exercise Prices; Dilution."

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

     The Company has incurred substantial net losses in each year since its inception. The Company expects to continue to incur operating losses through at least the end of 2000 as it continues to devote significant financial resources to its product development, manufacturing, marketing and sales efforts. Even if the Company is able to overcome the significant remaining manufacturing and marketing hurdles necessary to sell large quantities of its RF filter products, the Company may never achieve a profitable level of operations or, if profitability is achieved, it may not be sustained.

     The Company's customers are highly concentrated. The loss of an individual customer may have a material adverse effect on the Company's business. The wireless telecommunications market is currently experiencing an increasing rate of consolidation among the largest wireless operators, which may cause a significant disruption and/or delay in the sales of the Company's products. In order to continue to grow revenues, the Company may be required to further reduce the prices of its products. In the event of further price reductions, the Company may not be able to reduce product costs sufficiently to achieve acceptable product margins.

Future Capital Needs and Delisting of Common Stock

     To date, the Company has financed its operations primarily through public and private equity and debt financings. The Company believes that it will require substantial additional funds during the second quarter of 2000 to carry on its operations, including the financing of its product development, manufacturing, marketing and sales activities. In addition, the Company's outstanding debt instruments contain certain restrictions which may adversely impair the Company's ability to obtain additional financing. See "Substantial Leverage; Restrictions Contained in Debt Instruments" below. If additional funds are raised by issuing other equity or convertible debt securities, further dilution to existing or future stockholders is likely to result. If adequate funds are not available on acceptable terms when needed, the Company would be required to substantially delay, scale-back or eliminate the manufacturing, marketing or sales of one or more of its products and research and development programs, or may be required to obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates or potential products that the Company would not otherwise relinquish. This would materially adversely affect the Company's business, operating results and financial condition. Inadequate funding also could impair the Company's ability to compete in the marketplace.

     The Company regularly examines opportunities to expand its technology base and product line through means such as licenses, joint ventures and acquisitions of assets or ongoing businesses, and may issue securities in connection with such transactions. However, no commitments to enter into any such transactions have been made at this time, and any such discussions may not result in any such transaction being concluded.

     In addition, the Company currently has no unreserved authorized shares of its Common Stock, $0.001 par value per share (the "Common Stock"), available for future issuance in connection with financings. The Company plans to request that its stockholders approve a substantial increase in the number of authorized shares at the next annual meeting of the Company's stockholders, scheduled to be held on May 17, 2000. Failure to obtain this approval would limit the Company's ability to raise sufficient funds to support its business plans. In addition, if the stockholders fail to approve the increase, the Investors would have the right to have their outstanding Notes (as defined below under the caption "Substantial Number of Shares Eligible for Future Issuance on Conversion of Notes and Warrant and Option Exercise; Low Conversion and Exercise Prices; Dilution") redeemed for an amount equal to the greater of (i) the outstanding principal amount at the time such Notes are tendered to the Company (the "Tender Date"), plus accrued and unpaid cash interest on the tendered Notes (at February 29, 2000, such interest would have been $589,981) or (ii) the average closing bid price per share of the Common Stock for the 5 trading days preceding the Tender Date multiplied by the number of shares the Investors would have received if they had been able to convert the outstanding aggregate principal amount of such Notes into shares of Common stock at a conversion price of $0.25 as provided under the terms of the Notes (at February 29, 2000, such amount would have been $772,438,511). The Company, at this time, does not have sufficient liquid assets to comply with such a redemption demand. See "- Substantial Number of Shares Eligible for Future Issuance on Conversion of Notes and Warrant and Option Exercise; Low Conversion and Exercise Prices; Dilution."

     The Common Stock is not listed on the Nasdaq Stock Market. Instead, the Common Stock trades in the over-the-counter market and is quoted on the National Association of Securities Dealers, Inc. electronic bulletin board. These sources do not provide the same type of trading information as Nasdaq, and the over-the-counter market does not provide the same liquidity for trading as Nasdaq. This could be having a material adverse effect on the liquidity of the Common Stock and on the Company's ability to obtain additional funding.

     The Company has applied to have its Common Stock listed on the Nasdaq SmallCap Market. There can be no assurance, however, whether or when the application will be approved and the Common Stock listed.

Substantial Leverage; Restrictions Contained in Debt Instruments

     The Company is substantially leveraged. The degree to which the Company is leveraged may adversely affect the Company's ability to finance its future operations, to compete effectively against better capitalized competitors and to withstand downturns in its business or the economy generally. Although the Company's outstanding Notes (as defined below under "Substantial Number of Shares Eligible for Future Sale; Dilution") currently permit, subject to certain restrictions, the Company to pay accrued interest on such securities in shares of Common Stock, the Company may not be permitted to do so in the future. If the Company is no longer permitted to pay accrued interest on the Notes in shares of Common Stock, the Company may not be successful in generating sufficient cash flows from its operations or raising additional equity or debt financing sufficient to enable it to pay such interest in cash. Payments due on long-term debt exceed $2 million in 2001 and $13.3 million in 2002. See Item 8, "Financial Statements and Supplementary Data," at Note 7. The Company's outstanding Notes also contain restrictions that may adversely affect the Company's ability to raise additional equity or debt financing. Under the Notes, the Company is not permitted, without the prior approval of the holders of the Notes, (i) to incur any additional indebtedness (other than pursuant to a working capital line of credit in an amount not to exceed $1 million or to trade creditors in the ordinary course of business) or to create any lien, pledge, or encumbrance, subject to certain exceptions, on any assets of the Company, (ii) for so long as a significant portion of the Notes remain outstanding, to engage in certain sale or merger transactions, or to engage in certain other transactions which require the approval of the Company's stockholders, or (iii) to redeem, purchase or otherwise acquire any equity or debt securities of the Company which are junior in rights or preferences to the Notes, or to pay any dividend (other than in shares of Common Stock) with respect to such securities. In addition, in the event that the Company fails to achieve break-even or positive operating income during the second quarter of 2001, the Notes may become immediately due and payable unless the holders thereof agree to modify or waive such provision. Under the Letter Agreement, the Investors have the right to designate up to two-thirds of the Company's board of directors.

Volatility of Common Stock Price

     The market price of the Common Stock, like that of many other high-technology companies, has fluctuated significantly and is likely to continue to fluctuate in the future. Since January 1, 1999 and through March 13, 2000, the closing price of the Common Stock has ranged from a low of $0.3438 per share to a high of $29.375 per share. See Item 5. "Market for Registrant's Common Equity and Related Stockholder Matters." Announcements by the Company or others regarding the receipt of customer orders, quarterly variations in operating results, additional equity or debt financings, changes in recommendations of securities analysts, results of customer field trials, scientific discoveries, technological innovations, litigation, product developments, patent or proprietary rights, government regulation and general market conditions may have a significant impact on the market price of the Common Stock. In addition, fluctuations in the price of the Common Stock could affect the Company's ability to have the Common Stock accepted for listing on a securities market or exchange.

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

     To date, the Company's products have been installed in over 300 cell sites with a wide geographic dispersion. Although the Company's products have not experienced any significant reliability problems to date, the Company's products may develop quality problems in the future. Repeated or widespread quality problems could result in significant warranty expenses and/or the loss of customer confidence. The occurrence of such quality problems could have a material adverse effect on the Company's business, operating results and financial condition.

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

     During the fourth quarter of 1998, the Company implemented a new pricing strategy pursuant to which it reduced the prices for all of its products. Although sales of the Company's products increased significantly during the fourth quarter of 1998, such sales growth to date has not been consistently sustained over subsequent periods. Similarly, the Company may not be able to continue to reduce product costs sufficiently to achieve and maintain acceptable product margins.

Management of Growth

     Any growth the Company experiences could cause a significant strain on its management, operational, financial and other resources. The Company's ability to manage its growth effectively will require it to implement and improve its operational, financial, manufacturing and management information systems and expand, train, manage and motivate its employees. These demands may require the addition of new management personnel and the development of additional expertise by management. Any increase in resources devoted to product development and marketing and sales efforts could have an adverse effect on the Company's financial performance in the next several fiscal quarters. If the Company were to receive substantial orders, the Company may have to expand its current facility, which could cause an additional strain on the Company's management personnel and development resources. The failure of the Company's management team to effectively manage growth could have a material adverse effect on the Company's business, operating results and financial condition.

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

Dependence on a Limited Number of Customers

     To date, the Company's marketing and sales efforts have focused on major cellular service providers in retrofit applications and, to a lesser extent, on PCS operators and cellular and PCS original equipment manufacturers. Sales to three of the Company's customers accounted for over 65% of the Company's total revenues for 1999. See "Sales and Marketing." The Company expects that if its RF filter products achieve market acceptance, a limited number of wireless service providers and OEMs will account for a substantial portion of its revenue during any period. Sales of many of the Company's RF filter products depend in significant part upon the decision of prospective customers and current customers to adopt and expand their use of the Company's products. Wireless service providers and the Company's other customers are significantly larger than, and are able to exert a high degree of influence over, the Company. Customers' orders are affected by a variety of factors such as new product introductions, regulatory approvals, end user demand for wireless services, customer budgeting cycles, inventory levels, customer integration requirements, competitive conditions and general economic conditions. The loss of one or more of the Company's customers or the failure to attract new customers would have a material adverse effect on the Company's business, operating results and financial condition.

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

Intellectual Property and Patents

     The Company's success will depend in part on its ability to obtain patent protection for its products and processes, to preserve its trade secrets and to operate without infringing upon the patent or other proprietary rights of others and without breaching or otherwise losing rights in the technology licenses upon which any Company products are based. As of December 31, 1999, the Company has been issued 29 U.S. patents, has filed and is actively pursuing applications for 8 other U.S. patents, and is the licensee of 6 U.S. patents and patent applications held by others. One of the

Company's patents is jointly owned with Lucent Technologies, Inc. The Company believes that, since the discovery of HTS materials in 1986, a large number of patent applications have been filed worldwide and many patents have been granted in the U.S. relating to HTS materials. The claims in those patents often appear to overlap and there are interference proceedings pending in the United States Patent and Trademark Office (not currently involving the Company) regarding rights to inventions claimed in some of the HTS materials patent applications. The Company also believes there are a large number of patents and patent applications covering RF filter products and other products and technologies that the Company is pursuing. Accordingly, the patent positions of companies using HTS materials technologies and RF technologies, including the Company, are uncertain and involve complex legal and factual questions. The patent applications filed by the Company or by the Company's licensors may not result in issued patents or the scope and breadth of any claims allowed in any patents issued to the Company or its licensors may not exclude competitors or provide competitive advantages to the Company. In addition, patents issued to the Company or its licensors may not be held valid if subsequently challenged or others may claim rights in the patents and other proprietary technologies owned or licensed by the Company. Others may have developed or may in the future develop similar products or technologies without violating any of the Company's proprietary rights. Furthermore, the Company's loss of any license to technology that it now has or acquires in the future may have a material adverse effect on the Company's business, operating results and financial condition.

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

     The Company uses certain hazardous materials in its research, development and manufacturing operations. As a result, the Company is subject to stringent federal, state and local regulations governing the storage, use and disposal of such materials. It is possible that current or future laws and regulations could require the Company to make substantial expenditures for preventive or remedial action, reduction of chemical exposure, or waste treatment or disposal. The Company believes it is in material compliance with all environmental regulations and to date the Company has not had to incur significant expenditures for preventive or remedial action with respect to the use of hazardous materials. However, the operations, business or assets of the Company could be materially and adversely affected by the interpretation and enforcement of current or future environmental laws and regulations. In addition, although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, there is the risk of accidental contamination or injury from these materials. In the event of an accident, the Company could be held liable for any damages that result. Furthermore, the use and disposal of hazardous materials involves the risk that the Company could incur substantial expenditures for such preventive or remedial actions. The liability in the event of an accident or the costs of such actions could exceed the Company's resources or otherwise have a material adverse effect on the Company's business, results of operations and financial condition. The Company carries property and workman's compensation insurances in full force and effect through nationally known carriers which include pollution cleanup or removal and medical claims for industrial incidents.

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

Business Interruptions and Dependence on a Single U.S. Facility

     The Company's primary operations, including engineering, manufacturing, research, distribution and general administration, are housed in a single facility in Mt. Prospect, Illinois. Any material disruption in the Company's operations, whether due to fire, flooding, natural disaster, power loss or otherwise, would have a material adverse effect on the Company's business, operating results and financial condition. The Company carries property insurance in full force and effect through a nationally known carrier which extends coverage for most material disruptions.

Substantial Number of Shares Eligible for Future Issuance on Conversion of Notes and Warrant and Option Exercise; Low Conversion and Exercise Prices; Dilution

     Under the Letter Agreement dated November 5, 1999 and related agreements between the Company and the Investors, the Company received $2.0 million from the Investors during the fourth quarter of 1999 in exchange for:

- $2.0 million in aggregate principal amount of senior convertible notes, bearing annual interest at 10% payable in kind or, at the Company's option (or if the Company does not meet certain requirements commencing November 5, 2001), in cash, which notes (the "New Notes") are convertible, based on their principal amount plus accrued interest to the extent such interest is payable in kind, into Common Stock at a conversion price of $0.25 per share, and mature on January 2, 2001;

- five-year warrants (the "New Warrants") exercisable for an aggregate of 800,000 shares of Common Stock at an exercise price of $0.25 per share; and

- the right, but not the obligation, to invest up to an additional $4.0 million during the nine months following execution of the Letter Agreement on the same terms as the Investors' acquisition of the New Notes and New Warrants.

Except for terms specified in the Letter Agreement, the New Notes and New Warrants have the same terms as the notes and warrants issued by the Company in March 1999.

     The Letter Agreement also reduced to $0.25 per share the conversion and exercise prices, respectively, of (i) $11.8 million in aggregate principal amount of outstanding senior convertible notes (the "Old Notes" and, together with the New Notes, the "Notes"), and (ii) warrants to acquire 4,834,782 shares (the "Old Warrants" and, together with the New Warrants, the "Warrants") held by the Investors. The Old Notes and Old Warrants originally were issued in May 1998 and March 1999 and, in the case of the Old Warrants, October 1997.

     As of December 31, 1999, the Company had (i), including the Warrants, outstanding warrants to purchase 6,735,681 shares of Common Stock at a weighted average exercise price of $0.7976 per share and (ii) options to purchase 1,914,847 shares of Common Stock at a weighted average exercise price of $1.83 per share (1,516,566 of which have not yet vested) issued to employees, directors and consultants pursuant to the Company's Amended and Restated 1993 Stock Option Plan, as amended, and individual agreements with management and directors of the Company. In order to attract and retain key personnel, the Company may issue additional securities, including stock options, in connection with its employee benefit plans. During the terms of the Notes and such options and warrants (including the Warrants), the holders thereof are given the opportunity to benefit from a rise in the market price of the Common Stock.

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

Anti-Takeover Provisions

     The Company has certain arrangements which may be deemed to have a potential "anti-takeover" effect in that such provisions may delay, defer or prevent a change of control of the Company. In February 1996, the Board of Directors of the Company (the "Board of Directors") adopted a stockholders rights plan (the "Rights Plan"). By causing substantial dilution to a person or group that attempts to acquire the Company on terms not approved by the Board of Directors, the Series A Rights and Series B Rights of the Rights Plan may interfere with certain acquisitions, including acquisitions that may offer a premium over market price to some or all of the Company's stockholders. Further discussion of the Rights Plan is set forth herein under the heading "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters-Rights Plan." In addition, the Company's Certificate of Incorporation and By-Laws provide that (i) stockholder action may be taken only at stockholders meetings;
(ii) the Board of Directors has authority to issue series of the Company's preferred stock with such voting rights and other powers as the Board of Directors may determine; (iii) prior specified notice must be given by a stockholder making nominations to the Board of Directors or raising business matters at stockholders meetings; and (d) the Board of Directors is divided into three classes, each serving for staggered three-year terms. In addition, the Company's outstanding debt instruments contain provisions which may be deemed to have a potential "anti-takeover" effect. The interests of the holders of such debt instruments could conflict with the interests of the Company's stockholders. See "Substantial Leverage; Restrictions Contained in Debt Instruments" above.

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

     Recently, several wireless system operators have sold their antenna towers to third party management companies which then lease space for base stations and their antennas back to the system operator. In addition to managing the tower site for the existing system operator, these management companies lease additional space at the tower site to other wireless providers, including television stations, paging operators and two-way radio transmitters. The Company believes that the activities of these management companies will facilitate an increase in the co-location of multiple wireless providers over time. The Company believes that this trend may lead to an increase in the demand for high performance filters as concerns over RF interference and congestion increase.

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

PRODUCTS

     Recently the Company introduced the ATP(TM) Classic, an expansion of its product line offering All Temperature Performance (ATP(TM)). ATP(TM), which was first introduced in late 1998, is a unique and proprietary technology that provides all the benefits of a superconducting filter when the system is operating normally, and continues to provide good quality performance, equivalent to conventional technology, when the product is not cryogenically cool. The ATP(TM) feature essentially eliminates any concerns about loss of cell site operation in the event of power or cooling system failure. In addition, these products resume superconducting performance automatically when power is restored, without the need for any mechanical bypass circuitry or backup filters. This not only means greater peace of mind for the operators when installing ATP(TM), but also means that, for new cell sites, ATP(TM) products can serve as the only front-end filter system, eliminating the cost and space associated with conventional filters bought with the base station equipment.

     The Company currently offers six basic product lines within two product families to address the needs of cellular and PCS service providers. The SpectrumMaster(R) product family represents a line of superconducting filters designed primarily to improve the RF performance of cellular and PCS systems in high interference environments, including urban areas and those sites near airports. These RF performance improvements serve to maximize the capacity and coverage of existing systems. The RangeMaster(R) product family combines the interference rejection and low insertion loss advantages of a superconducting filter with a cooled low noise amplifier (LNA). Products in the RangeMaster(R) family are designed to serve two principal needs of cellular and PCS operators:
(i) range extension for those sites located in rural, suburban or small city environments and (ii) increased capacity for digital cellular and PCS sites located in all areas. Each of the product lines within a family provides different filter performance levels to meet the different needs of system operators. All of the Company's currently offered products can be supplied in domestic and international frequencies for both cellular (800 MHz) and PCS (1900
MHz) applications.

     The Company has also produced duplexer and combiner products that are offered in a PowerMaster(TM) product family. The PowerMaster(TM) product family incorporates the Company's filter technologies into RF transmitter products. The PowerMaster(TM) duplexer was designed to allow the co-location of multiple wireless systems at a single site. The PowerMaster(TM) combiner was designed to improve the range and capacity of multi-carrier CDMA systems.

     The Company believes that products in its SpectrumMaster(R) family offer the world's highest performance commercial front-end R.F. filters for the wireless telecommunications market. SpectrumMaster(R) improves the RF performance of cellular and PCS systems in high interference environments, including urban areas and those sites near airports. These RF performance improvements allow a service provider to maximize the capacity and coverage of cell sites in its system. SpectrumMaster(R) is available in two models; the Ultra and the Extreme. The SpectrumMaster(R) Ultra is a high performance filter with 16 filter poles for very noisy RF environments. SpectrumMaster(R) Ultra provides superior rejection of unwanted signals over conventional filters, while losing very little of the desired signals and providing an extremely linear filter response for digital CDMA systems. The SpectrumMaster(R) Ultra has been shown in testing to improve the uplink capacity of a cellular CDMA system by lowering the noise floor at the base station receiver and allowing more simultaneous calls to be supported. The SpectrumMaster(R) Extreme has been developed for the even higher performance levels required by third generation
(3G) systems. A SpectrumMaster(R) Extreme filter was shipped to Japan for testing with 3G systems under development there. The SpectrumMaster(R) Extreme filter provides an unprecedented 19dB per 100 kHz of rejection from the edge of its passband. The Company sold its first SpectrumMaster(R) product to cellular service providers in the second half of 1996 and sales of SpectrumMaster(R) have continued to grow since then.

     RangeMaster(R) products combines the interference rejection and low insertion loss advantages of a superconducting filter with a cooled low noise amplifier (LNA). RangeMaster(R) products lower the noise seen by a base station receiver and improve its sensitivity, or ability to hear weaker signals. This enables these products to meet the need of cellular and PCS operators to extend the range of those cell sites that have difficulty in hearing the lower power transmissions of portable phones. RangeMaster(R) products have also been shown to improve the capacity of digital systems, especially those incorporating CDMA. Capacity improvements of 30% to 50% have been recorded for both the uplink (mobile phone to base station path) and downlink (base station to mobile phone path) during testing at PCS frequencies. RangeMaster(R) is available in four models: (i) the ATP(TM) 150 is designed primarily for rural and suburban range extension, (ii) the ATP(TM) Classic provides filter rejection performance, and is intended for either range extension or capacity improvement at higher interference sites, (iii) the RangeMaster(R) Ultra is designed for either range extension or capacity improvement situations at severe interference sites, and the Company believes, provides the best filter performance available commercially in the U.S. today, and (iv) the RangeMaster(R) Extreme is designed for both range and capacity improvements for 3G systems being developed internationally. Several RangeMaster(R) Extreme units have been shipped to OEMs in Japan for evaluation with 3G systems under development there.

     For the fiscal years ended December 31, 1999, 1998 and 1997, sales to customers within the United States accounted for approximately 93.9%, 93.3% and 84.6% of the Company's revenues. Sales to customers within Japan accounted for most of the balance of the Company's revenues in such fiscal years.

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

     The Company is able to offer RF cavity filters with superior filtering, low loss of unwanted signals, and high power handling because of its proprietary thick-film superconducting fabrication technology. The Company's thick-film fabrication technology allows the Company to utilize a variety of filter technologies including cavity and strip line designs. The Company's superconducting technology is simple and relatively inexpensive to manufacture and offers superconducting yields consistently above 96%. The Company believes the electrical performance of the

Company's products is superior to any alternative superconducting technology currently available for RF filters. The Company's thick-film superconducting technology can handle up to 70 watts of continuous power at 800 Mhz.

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

SALES AND MARKETING

     The Company has focused its sales and marketing effort on U.S. wireless service providers for retrofit applications. To date, the Company has sold its products to many of the largest cellular operators in the United States as well as to numerous mid-size and smaller U.S. wireless operators. The Company has also sold or leased filters to two major international operators and has successfully tested its PCS RangeMaster(R) product with two of the largest U.S. PCS operators. The Company has also tested its PowerMasterTM line with two major OEMs and is discussing specifications with others. The Company has been named as an approved vendor to one of the largest OEMs, allowing cellular and PCS operators throughout the world the opportunity to purchase the Company's products directly from the OEM.

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

During 1999, sales to three of the Company's customers, ALLTEL Corporation, Cellular One and Cellular 2000, accounted for approximately 50%, 11% and 7% of the Company's total revenues, respectively.

MANUFACTURING

     The Company's state-of-the-art manufacturing process provides predictable product yields and can be easily expanded to meet increased customer demand. Superconducting component yields are now consistently above 96%, with low scrap levels. Manufacturing costs were reduced by 50% during 1997 due to volume, design and yield efficiencies, and reduced by another 40% in 1998 due to redesign and resourcing efforts, and 30% in 1999. The Company has focused its manufacturing efforts on maintaining control of key technologies while avoiding the cost and complexities of vertical integration. The Company's manufacturing operations consist primarily of the manufacture of superconducting components from raw materials, and the assembly, tuning, testing and quality verification of the Company's products. All of these activities occur at the Company's manufacturing facility in Mt. Prospect, Illinois, which began operations during 1996. The Company believes that the manufacture of its RF filter products requires only moderate capital investments and is scaleable. The Company also believes that capacity can be rapidly expanded to meet growing demand without the need for large, upfront capital investments. The Company purchases all of the components for its filter products, except for superconducting components, from third party suppliers. The Company believes it has access to adequate supplies of these purchased components, most of which are produced according to the Company's proprietary designs and specifications. The Company is using its just-in-time manufacturing capability to maximize quality, insure flexibility, limit management complexity and minimize inventory cost.

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

     The Company's total R&D expenses during 1997, 1998 and 1999 were approximately $4,132,000, $2,935,000 and $1,757,000, respectively.

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

     As of December 31, 1999, the Company has been issued 29 U.S. patents, has filed and is actively pursuing applications for 8 other U.S. patents, and is the licensee of 6 patents and patent applications held by others. Such patents and patent applications relate to various aspects of the Company's superconductor technology, the design of HTS filters, methods for packaging and cooling, and system implementation techniques. One of the Company's patent applications has been filed jointly with Lucent Technologies, Inc. and relates to superconducting filters. Additional inventions are the subject of a group of patent applications currently under preparation. Furthermore, the Company expects to pursue foreign patent rights on certain of its inventions and technologies critical to its products.

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

EMPLOYEES

     As of January 31, 2000, the Company had a total of 31 employees, ten of whom hold advanced degrees. Of the employees, ten are engaged in manufacturing and production, ten are engaged in research, development and engineering, and 11 are engaged in general management, marketing, sales, finance and administration. The Company also periodically employs a number of consultants and independent contractors. The Company considers its relations with its employees to be satisfactory.

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

     On October 10, 1996, Mr. Siegler filed his First Amended Verified Complaint and Jury Demand, seeking a jury trial and money damages equal to the difference between $8,800,000 (370,370.37 shares at $10.80 per share and 370,370.37 shares at $12.96 per share) and 740,740.74 shares multiplied by the highest price at which the Company's Common Stock traded on The Nasdaq Stock Market between November 20, 1995 and the date of judgment. Mr. Siegler also preserved his claim for specific performance for purposes of appeal. On November 1, 1996, the case was transferred to the Circuit Court of Cook County, Illinois, County Department, Law Division. The Company's Answer was filed on November 21, 1996 and the parties have completed discovery.

     The Company filed a motion for summary judgment against Mr. Siegler, which is on hold pending the deposition of an expert retained by Mr. Siegler in the case. The Company is scheduled to take the expert's deposition in March 2000, after which the court will enter a briefing schedule on the motion for summary judgement.

     The Company believes that the suit is without merit and intends to continue to defend itself vigorously in this litigation. However, if Mr. Siegler prevails in this litigation and is awarded damages in accordance with the formula described above, such judgment would have a material adverse effect on the Company's financial condition, results of operations and cash flows.

Note Litigation

     On July 10, 1997, the Company filed a complaint against Sheldon Drobny; Howard L. "Buzz" Simons, joint tenant with Aric and Corey Simons; Aaron Fischer; Stewart Shiman; Sharon D. Gonsky, d/b/a SDG Associates;

Gregg Rosenberg; Stacey Rosenberg; Merrill Weber & Co., Inc.; Drobny/Fischer Partnership, an Illinois general partnership; and Ruben Rosenberg (collectively, the "Borrowers"), and Paradigm Venture Investors, L.L.C. (the "Guarantor") in the Circuit Court of Cook County, Illinois, County Department, Law Division. The complaint seeks to enforce the terms of loans made to the Borrowers by the Company and evidenced by promissory notes dated December 13, 1996, in the aggregate principal amount of $698,508 ($680,696 of which remains unpaid as of December 31, 1999) and the guarantee by the Guarantor of the Borrowers' obligations under these promissory notes. The Borrowers' notes were issued to the Company in connection with the Borrowers' exercise of warrants to purchase shares of the Common Stock in December 1996.

     On September 30, 1997, the Borrowers and the Guarantor responded to the Company's complaint. Concurrently, the Borrowers filed a counterclaim alleging that they exercised the warrants in reliance on the Company's alleged fraudulent representations to certain Borrowers concerning a third-party's future underwriting of a secondary public offering of the Company's Common Stock.

     On February 22, 2000, the Company reached a settlement agreement with the Borrowers, whereby the Company agreed to release the Borrowers' obligations under the notes in return for the Borrowers' surrender of 210,196 warrants to purchase common stock of the Company held by them and discharge of their counterclaims. As a result of this settlement, the Company will record a charge of $822,776 to additional paid-in capital in the first quarter of 2000, reflecting the carrying amount of the notes of $680,696 and related accrued interest of $142,080, which approximates the fair value of the warrants surrendered.

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

     Thereafter the plaintiffs filed a motion for reconsideration of the dismissal; the Court denied the plaintiffs' reconsideration motion on September 23, 1999. On October 21, 1999, the plaintiff filed their notice of appeal from the dismissal orders. The Company and the named Directors regard the appeal as without merit and they intend to vigorously defend against the plaintiffs' appeal from the Circuit Court's dismissal orders.

Greenwald Litigation

     On June 24, 1998, Jonathan Greenwald, derivatively on behalf of the Company, filed a complaint against the Company and the Named Directors in the court of Chancery of the State of Delaware in and for New Castle County. Mr. Greenwald's complaint alleges that the Named Directors breached their duties of good faith, loyalty, due care, and candor by selecting financing for the Company in 1997 which purportedly reduced the Company's stock price and was supposedly accepted to entrench the Named Directors. The complaint seeks an unspecified amount of compensatory damages, various equitable relief and attorney's fees.

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

16(b) Litigation

     On February 26, 1999, Mark Levy, derivatively on behalf of the Company, filed a complaint against Southbrook International Investments, Ltd. ("Southbrook"), Elliott Associates, L.P. ("Elliott"), and Westgate International, L.P. ("Westgate"), and against the Company as a "nominal defendant." The complaint, filed in the United States District Court for the Southern District of New York, alleges that Southbrook, Elliott and Westgate, while having beneficial ownership of more than 10% of the Company's Common Stock, incurred liability under Section 16(b) of the Securities Exchange Act of 1934 in connection with purchases and sales of Company securities within six month periods. The complaint seeks to recover from Southbrook, Elliott and Westgate their respective profits (in unspecified amounts) from those transactions. No relief is sought against the Company as a nominal defendant.

     Elliott and Westgate are currently investors in the Company with substantial rights to acquire Common Stock by conversion of notes and exercise of warrants and have designated four of the five current five directors of the Company, two of whom, Messrs. Mark Brodsky and Samuel Perlman, are employed by a company that provides management services to, and is under common control with Elliott and Westgate. See "Recent Developments," above.

     An amended complaint dated September 2, 1999 was served on the Company. The amended complaint raises the same claims alleged in the original complaint. Pursuant to stipulation, as of the date hereof, the Company has not yet responded to the amended complaint.

     Motions to dismiss the action have been filed by Elliott, Westgate and Southbrook.

     The Company intends to defend itself vigorously in the matters described above and believes that the resolution of these matters will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended December 31, 1999.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS The Common Stock has been quoted since April 1999 on the Nasdaq OTC
Bulletin Board under the symbol "ISCO." From 1993 until April 1999, the Common Stock was quoted on the Nasdaq National Market. The following table shows, for the periods indicated, the reported high and low sale prices for the Common Stock.

                                                           HIGH        LOW
                                                           ----        ---

FISCAL YEAR ENDING DECEMBER 31, 1998
  First Quarter.................................          $3.88       $0.88
  Second Quarter................................          $3.25       $1.16
  Third Quarter.................................          $1.97       $0.81
  Fourth Quarter................................          $1.78       $0.75
FISCAL YEAR ENDING DECEMBER 31, 1999
  First Quarter.................................          $1.69       $0.94
  Second Quarter................................          $1.50       $0.47
  Third Quarter.................................          $1.13       $0.50
  Fourth Quarter................................          $2.06       $0.33

     On January 31, 2000, there were approximately 256 holders of record of the Common Stock.

     The Company has never paid cash dividends on the Common Stock and the Company does not expect to pay any dividends on its Common Stock in the foreseeable future. In addition, the Company's existing debt instruments limit the Company's ability to pay dividends. See "Risk Factors - Substantial Leverage; Restrictions Contained in Debt Instruments."

     The Company has applied to have its Common Stock listed on the Nasdaq SmallCap Market. There can be no assurance, however, whether or when the application will be approved and the Common Stock listed.

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

RECENT SALES OF UNREGISTERED SECURITIES

      On March 31, 1999, the Investors purchased, for an aggregate price of $3 million, an aggregate of $3 million initial principal amount (out of a private placement of an aggregate of $3.3 million initial principal amount) of senior convertible notes due May 15, 2002 (the "March Notes") and warrants exercisable for an aggregate of 1.2 million shares of Common Stock (out of an aggregate private placement of warrants exercisable for an aggregate of
1.32 million shares of Common Stock) ("March Warrants"). The balance of the March Notes and March Warrants were purchased by State Farm Mutual Automobile Insurance Company.

     Concurrently with the issuance of the March Notes, the Company amended certain terms of $5.5 million initial principal amount of senior convertible notes issued on May 15, 1998 (the "Amended May Notes"), of which $5 million in aggregate initial principal amount of such Amended May Notes were held by the Investors, and warrants exercisable for an aggregate of 2.2 million shares of Common Stock that were also issued on May 15, 1998 (the "Amended May Warrants"), of which Amended May Warrants for an aggregate of 2.0 million shares of Common Stock were held by the Investors.

     On November 5, 1999, the board of directors, in order to address the Company's critical lack of liquidity, approved the terms of the financing transaction described above under "Risk Factors - Substantial Number of Shares Eligible for Future Issuance on Conversion of Notes and Warrant and Option Exercise; Low Conversion and Exercise Prices; Dilution."

     No underwriting commissions were paid in connection with the issuance of securities referenced in this section, which were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933 for transactions by an issuer not involving a public offering. The exemption was available because these transactions involved the Company's privately negotiated sales to a small number of institutional investors with which the Company had a pre-existing business relationship.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table presents selected financial data with respect to the Company as of and for the years ended December 31, 1995, 1996, 1997, 1998 and 1999. The selected financial data for each of the years in the five-year period ended December 31, 1999 have been derived from the audited financial statements of the Company. The information set forth below should be read in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8., "Financial Statements and Supplementary Data."


                                                ------------    ------------    ------------    ------------    ------------
                                                    1995            1996           1997            1998            1999
                                                ------------    ------------    ------------    ------------    ------------
STATEMENT OF OPERATIONS DATA:
  Net sales .................................   $     27,830    $    209,822    $  1,038,134    $  3,242,930    $  2,408,604
  Costs and expenses:
    Cost of revenues ........................         19,286          49,534       4,401,077       7,047,347       5,923,173
    Research and development ................      4,554,946       6,422,921       4,132,019       2,934,784       1,757,214
    Selling and marketing ...................        469,600       1,834,640       1,918,044       1,847,680       1,581,545
    General and administrative ..............      2,763,615       3,290,810       2,772,274       3,370,058       2,617,809
                                                ------------    ------------    ------------    ------------    ------------
    Operating loss ..........................     (7,779,617)    (11,388,083)    (12,185,280)    (11,956,939)     (9,471,137)

  Other income (expense):
    Interest income .........................        487,543         503,911         254,781         354,738          98,194
    Interest expense ........................        (39,600)        (29,602)        (17,969)    (10,247,919)    (12,634,745)
    Other income, net .......................           --              --              --              --            36,623
                                                ------------    ------------    ------------    ------------    ------------
                                                     447,943         474,309         236,812      (9,893,181)    (12,499,928)
                                                ------------    ------------    ------------    ------------    ------------
Loss before extraordinary item ..............     (7,331,674)    (10,913,774)    (11,948,468)    (21,850,120)    (21,971,065)
Extraordinary item-debt extinguishment ......           --              --              --              --          (745,197)
                                                ------------    ------------    ------------    ------------    ------------
Net loss ....................................     (7,331,647)    (10,913,774)    (11,948,468)    (21,850,120)    (22,716,262)

Preferred Stock dividends ...................           --              --          (143,302)        (61,834)
                                                ------------    ------------    ------------    ------------    ------------
Net loss plus Preferred Stock dividends .....   $ (7,331,674)   $(10,913,774)   $(12,091,770)   $(21,911,954)   $(22,716,262)
                                                ============    ============    ============    ============    ============

Basic and diluted loss per common share
  before extraordinary item .................   $      (2.01)   $      (2.41)   $      (2.34)   $      (1.93)   $      (1.71)
Extraordinary item-debt extinguishment ......           --              --              --              --             (0.06)
                                                ------------    ------------    ------------    ------------    ------------
Basic and diluted loss per common share .....   $      (2.01)   $      (2.41)   $      (2.34)   $      (1.93)   $      (1.77)
                                                ============    ============    ============    ============    ============
Weighted average number of
    common shares outstanding ...............      3,641,196       4,536,034       5,156,663      11,345,540      12,841,497
                                                ============    ============    ============    ============    ============


                                                ------------    ------------    ------------    ------------    ------------
                                                    1995            1996            1997            1998            1999
                                                ------------    ------------    ------------    ------------    ------------
BALANCE SHEET DATA:
Cash and cash equivalents .................     $    953,093    $  5,188,047    $  2,766,886    $  2,152,595    $    723,711
Working capital ...........................        5,458,474       5,207,923       4,668,982       4,190,548         831,724
Total assets ..............................       11,105,766      13,388,496      11,534,309      10,028,088       6,039,159
Long-term debt/capital lease
   obligations, less current portion ......          509,079          91,618          13,541       9,432,026      13,650,885
Stockholders' equity (net
   capital deficiency) ....................        9,185,379      11,520,128      10,046,569        (772,968)     (9,291,712)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Years Ended December 31, 1999 and 1998

     The Company's net sales decreased $834,326, or 25.7%, from $3,242,930 in 1998 to $2,408,604 in 1999, as a result of lower unit volume and reduced selling prices of the Company's radio frequency ("RF") front-end products. Net sales in the fourth quarter of 1999 were $452,812, as compared to $1,504,497 for the fourth quarter of 1998. This decline was a result of lower unit volume in 1999 compared to 1998, when there was a large-scale deployment of the Company's products by one of the largest cellular operators in the U.S. This large-scale deployment did not reoccur in 1999. The Company anticipates its net sales to remain flat in 2000 based on forecasts of domestic expansion by cellular operators and a delayed deployment of sales to international markets. All of the net sales in 1999 and 1998 were from commercial product sales. The Company has concentrated its efforts on its commercial product research and development programs and does not expect revenues to increase dramatically unless and until it ships a significantly larger amount of its commercial products.

     Cost of products sold decreased to $5,923,173 from $7,047,347, a reduction of $1,124,174 or 16.0%. The cost of products sold for 1999 and 1998 consisted of direct material, labor and overhead costs associated with the products that were shipped during the period, plus approximately $649,000 and $375,000, respectively, of costs, which consisted primarily of allocated overhead costs, incurred to produce units in ending finished goods inventory that exceed net realizable value. Due to low utilization levels and excess capacity in the Company's manufacturing facility, cost of products sold exceeded net sales for 1999 and 1998. The Company expects the cost of products sold to exceed net sales until it manufactures and ships a significantly higher amount of its commercial products.

     The Company's internally funded research and development expenses decreased to $1,757,214 from $2,934,784, a reduction of $1,177,570 or 40.1%. These costs were lower due to the successful development of the Company's core products, increased efficiency in the Company's development processes, personnel reductions, and the focusing of development efforts on products with a greater probability of commercial sales. During 2000, the Company expects its research and development expenditures to continue on a level consistent with that of 1999.

     Selling and marketing expenses decreased to $1,581,545 from $1,847,680, a reduction of $266,135 or 14.4%. This decrease was due primarily to personnel reductions and decreased trade show, travel and delivery expenses.

     General and administrative expenses decreased to $2,617,809 from $3,370,058, a reduction of $752,249 or 22.3%. This expense reduction was primarily due to personnel reductions and lower professional fees and office supply expenses.

     Interest income decreased $256,544 from $354,738 in 1998 to $98,194 in 1999. This decrease is a result of lower average balances of cash and cash equivalents on hand during 1999 compared to 1998.

     Interest expense increased $2,368,826 from $10,247,919 in 1998 to $12,634,745 in 1999. This increase was primarily due to an increase of $2,506,954 in non-cash interest charges related to the Company's Senior Convertible Notes. See Note 7 to the Company's financial statements.

     An extraordinary charge of $745,197 was recorded in 1999 as a result of amendments to the terms of certain of the Company's Senior Convertible Notes issued in May 1998 and March 1999. These amendments increased the interest rate of certain of the notes issued in May 1998 from 2% to 6% and reduced the conversion prices of these notes and the exercise prices of warrants issued in conjunction with these notes. In March 1999, the conversion price of certain of the notes issued in May 1998 was reduced from $1.50 to $1.125 per share, and the exercise price of the related warrants was reduced from $3.75 to $1.4625 per share. In November 1999, the conversion price of certain of the notes issued in both May 1998 and March 1999 and the exercise price of the related warrants were reduced from $1.125 to $0.25 per share and from $1.4625 to $0.25 per share, respectively. In addition, the exercise price of certain of the Company's G Warrants was reduced from $10.0625 to $0.25 per share. See Note 7 to the Company's financial statements.

Years Ended December 31, 1998 and 1997

     The Company's net sales increased $2,204,796 from $1,038,134 in 1997 to $3,242,930 in 1998, as a result of increased sales of the Company's radio frequency ("RF") front-end products. Net revenues in the fourth quarter of 1998 were $1,504,497, as compared to $282,384 for the fourth quarter of 1997. This revenue growth was the result of the increased acceptance of the Company's products by operators, price reductions that the Company implemented in October 1998 and a large scale deployment of the Company's products by one of the largest cellular operators in the U.S. All of the net sales in 1997 and 1998 were from commercial product sales.

     Cost of product sales was $7,047,347 for the year ended December 31, 1998, as compared to $4,401,077 for the year ended December 31, 1997. The cost of net product sales for 1998 and 1997 consisted of direct material, labor and overhead costs associated with the products that were shipped during the year, plus approximately $375,000 and $529,000, respectively, of costs, which consisted primarily of allocated overhead costs, incurred to produce units in ending finished goods inventory that exceed net realizable value. Due to low utilization levels and excess capacity in the Company's manufacturing facility, cost of net product sales exceeded net sales for the years ended December 31, 1998 and 1997.

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

     Interest income increased $99,957 from $254,781 in 1997 to $354,738 in 1998. This increase was due to a higher average cash, cash equivalent and investment balance during 1998.

     Interest expense increased $10,229,950 from $17,969 in 1997 to $10,247,919 in 1998. This increase was primarily due to $10,101,401 of non-cash interest charges related to the Company's Senior Convertible Notes.

IMPACT OF YEAR 2000

     The Company completed its Year 2000 readiness initiatives and did not experience any significant problems. The Company does not anticipate any significant adverse business effects related to this issue. The Company did not incur material costs related to Year 2000 remediation.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1999, the Company's cash and cash equivalents, including restricted certificates of deposit, were $1,015,286, a decrease of $1,474,656 from the December 31, 1998 balance of $2,489,942.

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

     Despite the completion on November 5, 1999 of the issuance and sale of $1.0 million in principal amount of November 1999 Notes and completion on December 29, 1999 of the issuance and sale of $1.0 million in principal amount of December 1999 Notes (See Note 7 to the Company's financial statements), the Company believes that during the second quarter of 2000 it will require substantial additional funds to finance its product development, manufacturing and marketing activities and otherwise to maintain its operations. The Company's strategy to generate sufficient working capital to fund its operations and cash requirements in the future includes: increasing sales and advancing market penetration by selling its products to original equipment manufacturers and customers both domestically and in overseas markets; building strong and enduring relationships with existing customers and expanding product offerings to meet varying customer needs; and reducing product costs through redesign, economies of scale in material purchases, the refinement of manufacturing processes, and further reductions in overhead. The Company is actively seeking financing in order to obtain working capital to continue its operations according to its current operating plan through the second quarter of 2000 and beyond. Certain of the purchasers of the Company's Senior Convertible Notes have an option, but not an obligation, to make additional purchases of Senior Convertible notes in the aggregate amount of $4,000,000 on the same terms and conditions as the November 1999 and December 1999 Notes. This option expires on August 5, 2000. Additionally, the Company has entered into a factoring agreement, which expires on September 27, 2000 and is subject to renewal for successive twelve month periods, whereby the Company may assign and sell its interest, on a full recourse basis, of its present and future trade accounts receivable. The Company has pledged its receivables and inventory as collateral under the factoring agreement.

     The Company's Senior Convertible Notes issued in May 1998, March 1999, November 1999 and December 1999 (collectively, the "Notes") contain restrictions limiting the Company's ability to incur additional indebtedness or to pay dividends (other than in shares of Common Stock) and are secured by the Company's assets. This may adversely affect the Company's ability to raise additional equity or debt financing. In the event that the Company fails to achieve break-even or positive operating income during the second quarter of 2001, the Notes may become immediately due and payable unless the holders thereof agree to modify or waive such provision. In addition, the Company's Common Stock was de-listed from trading on the NASDAQ National Market in June 1999 due to the Company's continuing inability to meet the net tangible assets requirement for continued listing. The Common Stock is now traded in the over-the-counter market and quoted on the National Association of Securities Dealers, Inc. electronic bulletin board. This does not provide the same liquidity for the trading of securities as NASDAQ. In February 2000, the Company applied to NASDAQ for re-listing of the Company's Common Stock. However, there can be no assurance as to whether or when such re-listing will occur. If the Company is unable to re-list the Common Stock for trading on NASDAQ or another securities market or exchange this could adversely affect the Company's ability to obtain additional funding as needed, and/or the terms of any such additional funding.

     If the Company is unable to obtain adequate funds when needed in the future, the Company would be required to substantially delay, scale-back or eliminate the manufacturing, marketing or sales of one or more of its products or research and development programs, or may be required to obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, or potential products that the Company would not otherwise relinquish. In particular, if the Company does not secure adequate additional financing through its existing investors' rights to make additional purchases of the Company's Senior Convertible Notes or through new or recurring sources during the second quarter of 2000, the Company believes that it may not be able to continue as a going concern.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company does not have any material market risk sensitive instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors
Illinois Superconductor Corporation

We have audited the accompanying balance sheets of Illinois Superconductor Corporation as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity (net capital deficiency), and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Illinois Superconductor Corporation at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with auditing standards generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that Illinois Superconductor Corporation will continue as a going concern. As more fully described in Note 3, Illinois Superconductor Corporation has incurred ongoing operating losses and does not currently have financing commitments in place to meet expected cash requirements through 2000. These conditions raise substantial doubt about Illinois Superconductor Corporation's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 3. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


                                                              Ernst & Young LLP

Chicago, Illinois
February 25, 2000

                       ILLINOIS SUPERCONDUCTOR CORPORATION

                                 BALANCE SHEETS


                                                                 DECEMBER 31,
                                                            1999            1998
                                                        ------------    ------------
ASSETS
Current assets:
   Cash and cash equivalents                            $    723,711    $  2,152,595
   Inventories                                             1,092,713       1,424,427
   Accounts receivable, net of allowance for doubtful
     accounts of $35,340 and $87,990 at December 31,
     1999 and 1998, respectively                             175,801       1,494,418
   Prepaid expenses and other                                428,475         396,926
                                                        ------------    ------------
Total current assets                                       2,420,700       5,468,366

Property and equipment:
   Leasehold improvements                                  4,218,511       4,218,511
   Lab equipment                                           1,457,597       1,694,840
   Manufacturing equipment                                 1,023,211         983,426
   Office equipment                                          754,142         759,443
   Furniture and fixtures                                    635,708         629,490
                                                        ------------    ------------
                                                           8,089,169       8,285,710
   Less: Accumulated depreciation                         (5,433,808)     (4,761,599)
                                                        ------------    ------------
                                                           2,655,361       3,524,111

Restricted certificates of deposit                           291,575         337,347
Patents and trademarks, net                                  592,823         615,879
Deferred financing fees, net                                  78,700          82,385

                                                        ------------    ------------
Total assets                                            $  6,039,159    $ 10,028,088
                                                        ============    ============



             See the accompanying Notes which are an integral part
                          of the financial statements.

                       ILLINOIS SUPERCONDUCTOR CORPORATION

                                 BALANCE SHEETS

                                   (CONTINUED)


                                                                                           DECEMBER 31,
                                                                                      1999            1998
                                                                                   ------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
Current liabilities:
   Accounts payable                                                                $    990,913    $    464,752
   Accrued liabilities                                                                  589,043         799,569
   Current portion of other long-term debt                                                9,020          13,497
                                                                                   ------------    ------------
 Total current liabilities                                                             1,588,976       1,277,818

Senior convertible notes, net of discount                                            13,002,068       9,302,651
Accrued interest on senior convertible notes                                            638,743         129,375
Other long-term debt, less current portion                                               10,074            --
Deferred occupancy costs                                                                 91,010          91,212

Stockholders' equity (net capital deficiency):
   Preferred Stock; 100,000 shares authorized; No shares issued and outstanding
     at December 31, 1999 and 1998                                                         --              --
   Common stock ($.001 par value); 60,000,000 and 30,000,000 shares authorized and 15,753,001 and 12,557,045 shares issued and outstanding at December 31,
     1999 and 1998, respectively                                                         15,753          12,557
   Additional paid-in capital                                                        74,249,643      60,055,321
   Notes receivable from stockholders                                                  (680,696)       (680,696)
   Accumulated deficit                                                              (82,876,412)    (60,160,150)
                                                                                   ------------    ------------
Total stockholders' equity (net capital deficiency)                                  (9,291,712)       (772,968)
                                                                                   ------------    ------------
Total liabilities and stockholders' equity (net capital deficiency)                $  6,039,159    $ 10,028,088
                                                                                   ============    ============



             See the accompanying Notes which are an integral part
                          of the financial statements.

                       ILLINOIS SUPERCONDUCTOR CORPORATION

                            STATEMENTS OF OPERATIONS


                                                            YEAR ENDED DECEMBER 31,
                                                     1999            1998            1997
                                                 ------------    ------------    ------------
Net sales                                        $  2,408,604    $  3,242,930    $  1,038,134

Costs and expenses:
   Cost of sales                                    5,923,173       7,047,347       4,401,077
   Research and development                         1,757,214       2,934,784       4,132,019
   Selling and marketing                            1,581,545       1,847,680       1,918,044
   General and administrative                       2,617,809       3,370,058       2,772,274
                                                 ------------    ------------    ------------
Total costs and expenses                           11,879,741      15,199,869      13,223,414
                                                 ------------    ------------    ------------
Operating loss                                     (9,471,137)    (11,956,939)    (12,185,280)

Other income and (expense):
   Interest income                                     98,194         354,738         254,781
   Non-cash interest expense on  Senior
     convertible notes (Note 7)                   (12,608,355)    (10,101,401)           --
   Other interest expense                             (26,390)       (146,518)        (17,969)
   Other income, net                                   36,623            --              --
                                                 ------------    ------------    ------------
                                                  (12,499,928)     (9,893,181)        236,812
                                                 ------------    ------------    ------------
Loss before extraordinary item                    (21,971,065)    (21,850,120)    (11,948,468)
Extraordinary item - debt extinguishment             (745,197)           --              --
                                                 ------------    ------------    ------------
Net loss                                          (22,716,262)    (21,850,120)    (11,948,468)
Preferred Stock dividends                                --           (61,834)       (143,302)
                                                 ------------    ------------    ------------

Net loss plus Preferred Stock dividends          $(22,716,262)   $(21,911,954)   $(12,091,770)
                                                 ============    ============    ============

Basic and diluted loss per common share before
   extraordinary item                            $      (1.71)   $      (1.93)   $      (2.34)

Extraordinary item - debt extinguishment                (0.06)           --              --
                                                 ------------    ------------    ------------
Basic and diluted loss per common share          $      (1.77)   $      (1.93)   $      (2.34)
                                                 ============    ============    ============
Weighted average number of common shares
   outstanding                                     12,841,497      11,345,540       5,156,663
                                                 ============    ============    ============


             See the accompanying Notes which are an integral part
                          of the financial statements.

                       ILLINOIS SUPERCONDUCTOR CORPORATION

           STATEMENTS OF STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)

                  YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997


                                           SERIES B CONVERTIBLE SERIES C CONVERTIBLE  SERIES G CONVERTIBLE
                                              PREFERRED STOCK     PREFERRED STOCK       PREFERRED STOCK           COMMON STOCK
                                           ----------------------------------------------------------------------------------------
                                           NUMBER               NUMBER                NUMBER                     NUMBER
                                            OF                    OF                    OF                         OF
                                           SHARES    AMOUNT     SHARES    AMOUNT      SHARES      AMOUNT         SHARES     AMOUNT
                                           ----------------------------------------------------------------------------------------
Balance as of December 31, 1996              --    $      --      --   $      --          --    $      --       5,023,352  $  5,023
   Exercise of stock options; $.184 -
     $18.25 per share                        --           --      --          --          --           --          17,821        18
   Exercise of warrants; $1.4679 -
     $13.50 per share                        --           --      --          --          --           --         138,820       139
   Payment of stockholder notes
     receivable                              --           --      --          --          --           --            --        --
   Issuance of preferred stock, net of
     offering costs                           600    3,000,000     600   3,000,000         700    3,500,000          --        --
   Preferred stock dividends                 --         13,534    --        38,424        --         30,206        19,940        20
   Conversion of preferred stock to
     common stock                            (505)  (2,525,000)   --          --          --           --         801,992       802
   Net loss                                  --           --      --          --          --           --            --        --
                                           ----------------------------------------------------------------------------------------
Balance as of December 31, 1997                95      488,534     600   3,038,424         700    3,530,206     6,001,925     6,002
   Additional offering costs related to
     issuance of preferred stock             --           --      --          --          --           --            --        --
   Exercise of stock options; $. 18 -
     $.23 per share                          --           --      --          --          --           --          33,942        34
   Payment of stockholder notes
     receivable                              --           --      --          --          --           --            --        --
   Preferred stock dividends                 --            260    --        24,377        --         37,197          --        --
   Conversion of preferred stock to
     common stock                            (95)    (488,794)   (600) (3,062,801)       (700)  (3,567,403)    6,521,178     6,521
   Discount on issuance of
     senior convertible notes (Note 7)       --           --      --          --          --           --            --        --
   Net loss                                  --           --      --          --          --           --            --        --
                                           ----------------------------------------------------------------------------------------
Balance as of December 31, 1998              --           --      --          --          --           --      12,557,045    12,557
   Exercise of stock options; $.18 -
     $.23 per share                          --           --      --          --          --           --          17,250        17
   Conversion of senior convertible
     notes to common stock                   --           --      --          --          --           --       3,178,706     3,179
   Discount on issuance of senior
     convertible notes (Note 7)              --           --      --          --          --           --            --        --
   Additional discount on amendments to
     certain senior convertible notes
     (Note 7)                                --           --      --          --          --           --            --        --
   Net loss                                  --           --      --          --          --           --            --        --
                                           ----------------------------------------------------------------------------------------
Balance as of December 31, 1999              --    $      --      --   $      --          --    $      --      15,753,001  $ 15,753


              See the accompanying Notes which are an integral part
                          of the financial statements.

                       ILLINOIS SUPERCONDUCTOR CORPORATION

           STATEMENTS OF STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)

                  YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                   (CONTINUED)


                                                             NOTES
                                            ADDITIONAL    RECEIVABLE
                                             PAID-IN         FROM         ACCUMULATED
                                             CAPITAL      STOCKHOLDERS      DEFICIT           TOTAL
                                          --------------------------------------------------------------
Balance as of December 31, 1996           $ 39,019,421    $ (1,142,754)   $(26,361,562)   $ 11,520,128
   Exercise of stock options; $.184 -
     $18.25 per share                           70,170            --              --            70,188
   Exercise of warrants; $1.4679 -
     $13.50 per share                          796,908            --              --           797,047
   Payment of stockholder notes                   --           444,246            --           444,246
     receivable
   Issuance of preferred stock, net of
     offering costs                           (336,572)           --              --         9,163,428
   Preferred stock dividends                   (82,184)           --              --              --
   Conversion of preferred stock to
     common stock                            2,524,178            --              --              --
   Net loss                                       --              --       (11,948,468)    (11,948,468)
                                          --------------------------------------------------------------
Balance as of December 31, 1997             41,991,941        (698,508)    (38,310,030)     10,046,569
   Additional offering costs related to
     issuance of preferred stock              (143,400)           --              --          (143,400)
   Exercise of stock options; $. 18 -
     $.23 per share                              7,387            --              --             7,421
   Payment of stockholder notes
     receivable                                   --            17,812            --            17,812
   Preferred stock dividends                   (61,834)           --              --              --
   Conversion of preferred stock to
     common stock                            7,112,477            --              --              --
   Discount on issuance of senior
     convertible notes (Note 7)             11,148,750            --              --        11,148,750
   Net loss                                       --              --       (21,850,120)    (21,850,120)
                                          --------------------------------------------------------------
Balance as of December 31, 1998             60,055,321        (680,696)    (60,160,150)       (772,968)
   Exercise of stock options; $.18 -
     $.23 per share                              3,769            --              --             3,786
   Conversion of senior convertible
     notes to common stock                     849,554            --              --           852,733
   Discount on issuance of senior
     convertible notes (Note 7)              1,904,000            --              --         1,904,000
   Additional discount on amendments to
     certain senior convertible notes
     (Note 7)                               11,436,999            --              --        11,436,999
   Net loss                                       --              --       (22,716,262)    (22,716,262)
                                          --------------------------------------------------------------
Balance as of December 31, 1999           $ 74,249,643    $   (680,696)   $(82,876,412)   $ (9,291,712)



             See the accompanying Notes which are an integral part
                          of the financial statements.

                       ILLINOIS SUPERCONDUCTOR CORPORATION
                            STATEMENTS OF CASH FLOWS


                                                               YEARS ENDED DECEMBER 31,
                                                         1999            1998            1997
                                                     ------------    ------------    ------------
OPERATING ACTIVITIES
Net loss                                             $(22,716,262)   $(21,850,120)   $(11,948,468)
Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation                                         953,971       1,107,360       1,533,705
     Amortization                                          28,434          14,881           6,994
     Extraordinary item                                   745,197            --              --
     Non-cash interest expense on senior
       convertible notes (Note 7)                      12,608,355      10,101,401            --
     Loss on available-for-sale securities                   --             4,963            --
     Gain on sale of property and equipment               (30,662)           --              --
     Write-off of capitalized patent costs                 57,741          61,333            --
     Changes in operating assets and liabilities:
         Accounts receivable                            1,318,617        (907,917)       (455,749)
         Inventories                                      331,714         301,714      (1,072,445)
         Prepaid expenses and other                       (31,549)         86,864         (35,876)
         Accounts payable                                 526,161        (252,673)       (411,584)
         Accrued liabilities                             (210,526)        341,659          92,778
         Deferred occupancy costs                            (202)           (200)         15,599
                                                     ------------    ------------    ------------
Net cash used in operating activities                  (6,419,011)    (10,990,735)    (12,275,046)

INVESTING ACTIVITIES
Sales of available-for-sale securities                       --           495,350            --
(Increase) decrease in restricted  certificates of
   deposit                                                 45,772          42,653         (30,000)
Payments of patent costs                                  (63,119)       (112,607)       (199,647)
Proceeds from sale of property and equipment               58,006            --              --
Acquisitions of property and equipment                    (85,450)       (108,417)       (310,956)
                                                     ------------    ------------    ------------
Net cash (used in) provided by investing
   activities                                             (44,791)        316,979        (540,603)

FINANCING ACTIVITIES
Proceeds  from  issuance of preferred  stock - net
   of offering costs                                         --          (143,400)      9,163,428
Exercise of stock options                                   3,786           7,421          70,188
Exercise of warrants                                         --              --           797,047
Payments on stockholder notes receivable                     --            17,812         444,246
Proceeds from issuance of senior convertible notes      5,300,000      10,350,000            --
Payment of deferred financing fees                       (247,349)        (94,247)           --
Payments on other long-term debt                          (21,519)        (78,121)        (80,421)
                                                     ------------    ------------    ------------
Net cash provided by financing activities               5,034,918      10,059,465      10,394,488
                                                     ------------    ------------    ------------
Decrease in cash and cash equivalents                  (1,428,884)       (614,291)     (2,421,161)
Cash and cash equivalents at beginning of period        2,152,595       2,766,886       5,188,047
                                                     ------------    ------------    ------------
Cash and cash equivalents at end of period           $    723,711    $  2,152,595    $  2,766,886
                                                     ============    ============    ============

Supplemental cash flow information:
Cash paid for interest                               $     26,390    $      8,994    $     17,969
                                                     ============    ============    ============



             See the accompanying Notes which are an integral part
                          of the financial statements

                       ILLINOIS SUPERCONDUCTOR CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


1.  DESCRIPTION OF BUSINESS

      Illinois Superconductor Corporation (the "Company") uses its patented and proprietary high-temperature superconducting materials technologies to develop and manufacture radio frequency front-end products designed to enhance the quality, capacity, coverage and flexibility of cellular, PCS and other wireless telecommunications services. The Company has historically marketed its products to cellular, PCS and wireless telecommunications service providers located primarily in the United States and expects to begin to market its products to these same types of telecommunications service providers located in certain international markets.

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

Patents and Trademarks

      Patents and trademarks represent costs, primarily legal fees and expenses, incurred in order to prepare and file patent applications related to various aspects of the Company's superconductor technology and to its current and proposed products. Patents and trademarks are recorded at cost and are amortized using the straight-line method over the shorter of their estimated useful lives or 17 years. The recoverability of the carrying values of patents and trademarks is evaluated on an ongoing basis. During 1999 and 1998, the Company wrote off $57,741 and $61,333, respectively, of patent-related costs. Total capitalized patent and trademark costs are $647,084 and $655,678 at December 31, 1999 and 1998, respectively. Capitalized patent costs related to pending patents are $218,143 and $315,177 at December 31, 1999 and 1998, respectively. Patents and trademarks are net of accumulated amortization of $54,261 and $39,799 at December 31, 1999 and 1998, respectively.

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

Revenue Recognition and Product Warranty

      Revenues from product sales are generally recognized at the time of shipment and are recorded net of estimated returns and allowances. The Company has, under certain conditions, granted customers the right to return product during a specified period of time after shipment. In these situations, the Company establishes a liability for estimated returns and allowances at the time of shipment. The Company has established a program which, in certain situations, allows customers or prospective customers to field test the Company's products for a specified period of time. Revenues from field test arrangements are recognized upon customer acceptance of the products. The Company warrants its products against defects in materials and workmanship typically for an eighteen-month period from the date of shipment, except for superconducting materials contained in the products, which are warranted for ten years from the date of shipment. A provision for estimated future costs related to warranty expenses is recorded when revenues are recognized. At December 31, 1999 and 1998, respectively, the Company has accrued $282,250 and $30,000 for warranty costs. Returns and allowances were not significant in any period reported.

Advertising Costs

      Advertising costs are charged to expense in the period incurred. Advertising expense for the years ended December 31, 1999, 1998 and 1997, was approximately $26,000, $18,000 and $176,000, respectively.

Research and Development Costs

      Research and development costs related to both present and future products are charged to expense in the period incurred.

Net Loss Per Common Share

      Basic and diluted net loss per common share are computed based upon the weighted average number of common shares outstanding. Approximately 64.9 million common shares issuable as of December 31, 1999 upon the exercise of options and warrants and conversion of the Company's Senior Convertible Notes (Note 7) are not included in the per share calculations since the effect of their inclusion would be antidilutive.

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

                       ILLINOIS SUPERCONDUCTOR CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Description of Certain Concentrations and Risks

      The Company operates in a highly competitive and rapidly changing industry. Product revenues are currently concentrated with a limited number of customers, and the supply of certain materials is concentrated among a few providers. The development and commercialization of new technologies by any competitor could adversely affect the Company's results of operations.

Long Lived Assets

      The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

Reclassifications

     Certain amounts in the financial statements of prior years have been reclassified to conform to the 1999 presentation.

3.  GOING CONCERN AND MANAGEMENT'S PLANS

      The Company has incurred, and continues to incur, losses from operations and has a net capital deficiency. For the years ended December 31, 1999 and 1998, the Company incurred net losses of $22,716,262 and $21,850,120, respectively. At December 31, 1999, the Company has a net capital deficiency of $9,291,712, and its available resources are not presently sufficient to fund its expected cash requirements through the end of 2000. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

      During 1999, the Company implemented a strategy to reduce its losses from operations and cash used in operating activities. The Company's strategy includes a reduction of the employee workforce, increasing the efficiency of the Company's research and development processes, focusing development efforts on products with a greater probability of commercial sales, reducing professional fees and discretionary expenditures, and negotiating favorable payment arrangements with suppliers and service providers. These efforts have already resulted in a $4.6 million and $5.9 million reduction of the Company's net cash used in operations in 1999 compared to 1998 and 1997 levels, respectively. The Company's business strategy in the future also includes advancing relationships with customers in overseas markets and introducing expanded product offerings to meet varying customer needs.

      Despite the recently completed issuance of $2,000,000 aggregate principal amount of senior convertible notes in the fourth quarter of 1999, the Company believes that during the second quarter of 2000 it will require substantial additional funding to finance its operations. The Company is actively seeking financing in order to obtain working capital to continue its operations according to its current operating plan through the second quarter of 2000 and beyond.

      If the Company is unable to obtain adequate funds when needed in the future, the Company would be required to substantially delay, scale-back or eliminate the marketing or sales of one or more of its products or research and development programs, or may be required to obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates or potential products that the Company would not otherwise relinquish. This would materially and adversely affect the Company's business, financial condition, results of operations and cash flows.

                       ILLINOIS SUPERCONDUCTOR CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


4.  INVENTORIES

      Inventories consist of the following:


                                                   DECEMBER 31,
                                              1999          1998
                                           ----------    ----------

                  Raw materials              $735,787    $1,083,605
                  Work-in-process                --         60,456
                  Finished product            356,926       280,366
                                           ----------    ----------
                                           $1,092,713    $1,424,427
                                           ==========    ==========

      Cost of product sales for the years ending December 31, 1999 and 1998 includes approximately $649,000 and $375,000, respectively, of costs in excess of the net realizable value of finished goods inventory.

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

                       ILLINOIS SUPERCONDUCTOR CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


5. CAPITAL STOCK (CONTINUED)

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

      On November 14, 1995, the Company completed the private placement and issuance of 356,473 Units, which raised $3,581,282, net of related expenses. Each Unit consisted of one share of common stock and one detachable common stock purchase warrant. Each warrant had a term of two years and was exercisable for the purchase of one share of common stock at $13.00 per share. Warrants for 15,700 of these shares were exercised prior to December 23, 1996. The remaining 340,773 warrants were redeemed by the Company on December 23, 1996. In conjunction with the redemption, the Company issued 340,773 shares of its common stock in exchange for $3,287,304 in cash plus $1,142,754 of notes. The notes bear interest at 8.25% per annum, were due on April 30, 1997, and are guaranteed by an affiliate of a stockholder. Payments made during 1998 and 1997 on the notes receivable totaled $17,812 and $444,246, respectively. The remaining balance due of $680,696 was forgiven as part of a settlement agreement and will be charged to additional paid-in capital in the first quarter of 2000 (Note 11).

      On June 6, 1997, the Company issued 600 shares of Series B Convertible Preferred Stock ("Series B Stock") for $5,000 per share, or $3,000,000. In connection with the sale, the Company issued warrants to purchase 62,500 shares of common stock at $14.8125 per share expiring on June 6, 2001. On each of August 29, 1997 and October 29, 1997, the Company issued 300 shares of Series C Convertible Preferred Stock ("Series C Stock") for $5,000 per share, or $3,000,000 in aggregate. In addition, on October 29, 1997, the Company issued 700 shares of Series G Convertible Preferred Stock ("Series G Stock") for $5,000 per share, or $3,500,000. In connection with the sale of Series G Stock, the Company issued warrants to purchase an aggregate of 34,782 shares of common stock at an original exercise price of $10.0625 per share, expiring on October 29, 2001. On November 5, 1999, in conjunction with certain amendments to the Company's senior convertible notes (Note 7), these outstanding warrants were amended to reduce the exercise price to $0.25 per share. Total proceeds for the above issuances, net of related expenses, was $9,020,028. None of the Preferred Stock has voting rights. The Series B Stock was convertible into common stock at a conversion price equal to the lessor of (a) $11.85, or (b) 101% of the average of the lowest per share market value for the five consecutive trading days during the 60 trading days immediately preceding the date of the conversion. The Series C Stock and Series G Stock was convertible into common stock at a conversion price equal to the lessor of (a) $8.05 or (b) 101% of the average of the lowest per share market value for the five consecutive trading days during the 60 trading days immediately proceeding the date of conversion. The conversion ratio was subject to adjustment. Dividends on the Series B, Series C and Series G Convertible Preferred Stock were payable at the rate of 5% per annum, and were payable in cash or shares of common stock, at the option of the Company.

                       ILLINOIS SUPERCONDUCTOR CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


5.  CAPITAL STOCK (CONTINUED)

      During 1997, $2,525,000 (505 shares) of Series B Convertible Preferred Stock were converted into 801,992 shares of common stock. Accrued dividends thereon of $61,138 were also converted into 19,940 shares of common stock.

      During 1998, $475,000 (95 shares) of Series B Convertible Preferred Stock were converted into 270,671 shares of common stock. Accrued dividends thereon of $13,794 were also converted into 7,860 shares of common stock. In addition, $3,000,000 (600 shares) of Series C Convertible Preferred Stock were converted into 2,611,299 shares of common stock. Accrued dividends thereon of $62,801 were also converted into 54,646 shares of common stock. In addition, $3,500,000 (700 shares) of Series G Convertible Preferred Stock were converted into 3,509,125 shares of common stock. Accrued dividends thereon of $67,403 were also converted into 67,577 shares of common stock.

      On June 9, 1999, the stockholders of the Company approved an increase in the number of shares of authorized common stock from 30,000,000 to 60,000,000. At December 31, 1999, authorized but unissued shares of common stock have been reserved for future issuance as follows:

    Warrants outstanding (Note 6) (1)                           6,525,485
    Options outstanding (Note 6)                                1,914,847
    Options reserved for future issuance under the 1993
       Stock Option Plan (Note 6)                                 553,493
    Shares currently issuable upon conversion of senior
       convertible notes (Note 7)(2)                           35,253,174
                                                               ----------
                                                               44,246,999
                                                               ==========

         (1) Excludes 210,196 warrants outstanding at December 31, 1999 that were surrendered to the Company in February 2000 (Note 11).

         (2) As of December 31, 1999, the Company's senior convertible notes, plus interest paid-in-kind, were convertible into approximately 55,886,000 shares of the Company's common stock. However, conversions were limited by agreement with the holders to 35,253,174 shares as of that date because the Company does not currently have enough authorized shares of common stock.

6.  STOCK OPTIONS AND WARRANTS

      On August 19, 1993, the Board of Directors adopted the 1993 Stock Option Plan (the "Plan") for employees, consultants, and directors who are not also employees of the Company (outside directors). The maximum number of shares issuable under the Plan, as amended in 1999, is 2,511,486. The Plan is administered by a committee (the "Committee") consisting of two or more outside directors appointed by the board of directors of the Company.

                       ILLINOIS SUPERCONDUCTOR CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

6.    STOCK OPTIONS AND WARRANTS (CONTINUED)

      For employees and consultants, the Plan provides for granting of Incentive Stock Options (ISOs) and Nonstatutory Stock Options (NSOs). In the case of ISOs, the exercise price shall not be less than 100% (110% in certain cases) of the fair value of the Company's common stock, as determined by the Committee, on the date of grant. In the case of NSOs, the exercise price shall not be less than 85% (110% in certain cases) of the fair value of the Company's common stock, as determined by the Committee, on the date of grant. The term of options granted to employees and consultants will be for a period not to exceed 10 years (five years in certain cases). Options granted under the Plan generally vest over a four year period (one-fourth of options granted vest after one year from the grant date and the remaining options vest ratably each month thereafter). In addition, the Committee may authorize option grants with vesting provisions that are not based solely on employees' rendering of additional service to the Company.

      For outside directors, NSOs only will be granted with an exercise price of 100% of the fair value of the stock, as determined by the Committee, on the date of grant. The Plan provides that each outside director will be automatically granted 10,000 NSOs on the date of their initial election to the board of directors. On the date of the annual meeting of the stockholders of the Company, each outside director who is elected, reelected, or continues to serve as a director, shall be granted not less than 3,000 nor more than 10,000 NSOs, except for those outside directors who are first elected to the Board of Directors at the meeting or three months prior. The options granted vest ratably over three years and expire after ten years from the grant date.

      The Company entered into stock option agreements with certain employees and a consultant prior to the adoption of the Plan. These stock options expire 10 years from the date of grant. Exercise prices were determined by the Board of Directors and represented estimated fair values of the Company's common stock at the grant date.

      On May 10, 1999, the Board of Directors granted to each employee of the Company (other than the executive officers of the Company) (collectively, the "Non-Executive Employees") the option to (i) reduce the exercise prices of up to a maximum of 15,000 of the unexercised stock options previously granted to such Non-Executive Employee under the Plan to $.5625 per share (the closing price of the Company's Common Stock on May 10, 1999) and (ii) cause all of such stock options not otherwise scheduled to become fully vested on or before May 10, 2000 to become fully vested on such date. As a result thereof, an aggregate of 279,550 stock options previously granted under the Plan were amended as described in the preceding sentence. In addition, on May 10, 1999 the Board of Directors granted to the executive officers and certain Non-Executive Employees of the Company additional non-statutory stock options to purchase an aggregate of 343,575 shares of the Company's Common Stock under the Plan. Such stock options become fully vested on the first anniversary of the date of grant, have exercise prices of $.5625 per share and expire 10 years from the date of grant.

      The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under Financial Accounting Standards Board No. 123, Accounting for Stock-Based Compensation (FASB 123) requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, since the exercise price of the Company's employee stock option grants has equaled the market price of the underlying stock on the date of grant, no compensation expense is recognized.

                       ILLINOIS SUPERCONDUCTOR CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


6.  STOCK OPTIONS AND WARRANTS (CONTINUED)

      Pro forma information regarding net income and earnings per share is required under FASB 123, and has been determined as if the Company had accounted for its stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the years ended December 31, 1999, 1998 and 1997: risk-free interest rate of 6.0%, 5.6% and 6.3%, respectively; a dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 1.68, .96 and .74, respectively; and expected life of the options of 4.0 years.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:


                                                              YEAR ENDED DECEMBER 31,
                                                         1999             1998        1997
                                                      ------------   ------------   -------------
         Pro forma net loss                           $(23,522,352)  $(22,863,252)  $(13,063,962)
         Pro forma basic and diluted loss per
          common share                                $      (1.83)  $      (2.02)  $      (2.53)

      The table below summarizes all option activity during the three year period ended December 31, 1999:


                                                         EXERCISE
                                      OPTIONS             PRICE
                                    OUTSTANDING         PER SHARE
                                    --------------------------------
Outstanding at December 31, 1996      796,258          $ .18 - 27.00
Granted                               121,000           2.00 - 19.00
Exercised                             (17,821)           .18 - 18.25
Forfeited                            (216,104)          6.75 - 27.00
                                    ---------
Outstanding at December 31, 1997      683,333            .18 - 26.50
Granted                               780,900            1.03 - 2.00
Exercised                             (33,942)             .18 - .23
Forfeited                            (236,314)           .23 - 26.50
                                    ---------
Outstanding at December 31, 1998    1,193,977            .18 - 26.50
Granted                             1,935,125             .45 - 1.31
Exercised                             (17,250)             .18 - .23
Forfeited                          (1,197,005)           .48 - 26.50
                                    ---------
Outstanding at December 31, 1999    1,914,847          $ .18 - 26.50
                                    =========

                      ILLINOIS SUPERCONDUCTOR CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


6.  STOCK OPTIONS AND WARRANTS (CONTINUED)

      The weighted-average exercise price of options outstanding at December 31, 1999, 1998 and 1997, was $1.83, $6.71 and $12.92, respectively. The weighted-average exercise price of options granted, exercised, and forfeited during 1999 was $0.59, $0.22 and $4.70, respectively. The weighted-average fair value of options granted during 1999, 1998 and 1997 was $0.53, $1.09, $7.94, respectively.

      Following is additional information with respect to options outstanding at December 31, 1999:


                                            EXERCISE     EXERCISE    EXERCISE     EXERCISE     EXERCISE
                                           PRICE FROM   PRICE FROM  PRICE FROM   PRICE FROM   PRICE FROM
                                            $0.18 TO     $0.48 TO    $0.66 TO     $6.75 TO     $15.50 TO
                                              $0.45       $0.56        $2.00       $11.75       $26.50
                                          ---------------------------------------------------------------
     OUTSTANDING AT DECEMBER 31, 1999:
        Number of options                     301,725   1,093,535     356,000       71,639       91,948
        Weighted-average exercise price        $ 0.45      $ 0.51      $ 1.34       $ 9.76      $ 17.78
        Weighted-average remaining
          contractual life in years              9.90        9.19        8.73         4.43         5.94

     EXERCISABLE AT DECEMBER 31, 1999:
        Number of options                       1,725     156,342      85,063       69,839       85,312
        Weighted-average exercise price        $ 0.18      $ 0.56      $ 1.69       $ 9.80      $ 17.72


      The total number of unvested options outstanding at December 31, 1999 was 1,516,566, all of which will vest based on employees' continued service to the Company.

      On February 15, 2000, the Board of Directors of the Company granted to certain executive level employees (i) an aggregate of 440,000 Deferred Stock Units and (ii) an aggregate of 585,000 NSOs under the Plan. The NSOs have an exercise price of $4.1875 per share (the closing price of the Company's common stock on February 15, 2000). The Deferred Stock Units represent the right to receive an equivalent number of restricted shares of the Company's common stock. Both the Deferred Stock Units and the NSOs vest at the rate of 10%, 20%, 30% and 40% on the first, second, third and fourth anniversary, respectively, of the date of grant. The executive level employees have the right to defer receipt of the common stock subject to the Deferred Stock Units to a later date as elected by the employee.

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

      In connection with the July 1992 issuance of Series B convertible preferred stock, the Company issued common stock purchase warrants for 213,780 shares to the Series B convertible preferred stockholders. These warrants have an exercise price of $2.29 (71,260 shares), $2.75 (71,260 shares), and $3.21
(71,260 shares) per share and expire upon the seventh anniversary of issuance. Warrants for 96,437 of these shares (36,107 shares at $2.29 per share, 36,107 shares at $2.75 per share and 24,223 shares at $3.21 per share) were exercised during 1996. Warrants for 54,337 of these shares (17,779 shares at $2.29 per share, 17,779 shares at $2.75 per share, and 18,779 shares at $3.21 per share) were exercised during 1997. The remaining 63,006 unexercised warrants expired in 1999.

      The Company issued warrants to purchase 470,589 shares of common stock in connection with the July 1993 issuance of Series C Preferred Stock. These warrants are exercisable at $9.56 per share. Warrants for 64,614 and 69,020 of these shares were exercised during 1997 and 1996, respectively. On February 22, 2000, 210,196 of these warrants were surrendered to the Company as part of a settlement agreement (Note 11). The remaining 126,759 warrants expire in November 2000.

      On June 6, 1997, the Company issued warrants to purchase 62,500 shares of common stock in connection with the issuance of Series B Convertible Preferred Stock (Note 5). These warrants have an exercise price of $14.8125 per share and expire on June 6, 2001.

      On October 29, 1997, the Company issued warrants to purchase 34,782 shares of common stock in connection with the issuance of Series G Convertible Preferred Stock (Note 5). These warrants had an original exercise price of $10.0625 per share and expire on October 29, 2001. On November 5, 1999, in conjunction with certain amendments to the Company's senior convertible notes (Note 7), these outstanding warrants were amended to reduce the exercise price to $0.25 per share.

      On May 15, 1998, the Company issued warrants to purchase 4,140,000 shares of common stock in connection with the issuance of the Company's senior convertible notes (Note 7). Of the original warrants issued, 3,800,000 of these warrants have an exercise price of $0.25 per share and 340,000 of these warrants have an exercise price of $3.75 per share. These warrants expire on May 15, 2001.

      On March 31, 1999, the Company issued warrants to purchase 1,320,000 shares of common stock in connection with the issuance of the Company's senior convertible notes (Note 7). Of the original warrants issued, 1,200,000 of these warrants have an exercise price of $0.25 per share and 120,000 of these warrants have an exercise price of $1.4625 per share. These warrants expire on March 31, 2002.

                      ILLINOIS SUPERCONDUCTOR CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


6.    STOCK OPTIONS AND WARRANTS (CONTINUED)

      On November 5, 1999 and December 29, 1999, the Company issued warrants to purchase an aggregate total of 800,000 shares of common stock in connection with the issuance of the Company's senior convertible notes (Note 7). These warrants have an exercise price of $0.25 per share and expire on November 5, 2004.

      During the period from January 1, 2000 to February 25, 2000, 2,200,000 warrants issued in connection with the issuance of the Company's senior convertible notes (Note 7) were exercised at an exercise price of $0.25 per share.

7.  LONG-TERM DEBT

      On May 15, 1998, the Company issued and sold $10,350,000 in aggregate principal amount of senior convertible notes due May 15, 2002 (the "May 1998 Notes") and issued warrants (the "May 1998 Warrants") to purchase 4,140,000 shares of the Company's common stock. The May 1998 Notes (based upon the terms at their time of issue) bear interest at 2% per annum, payable in cash or shares of Common Stock, at the Company's option (unless the Company does not meet certain requirements commencing November 5, 2001, in which case interest must be paid in cash). The May 1998 Notes mature on May 15, 2002 and (based upon the terms at their time of issue) are convertible (based on the principal amount, plus accrued and unpaid interest, if any) into shares of the Company's common stock at a fixed conversion price of $1.50 per share. On and after May 15, 2000, the Company may redeem all or a portion of the May 1998 Notes at a redemption price equal to the principal amount plus accrued interest thereon, if any, under certain conditions. The May 1998 Warrants (based upon the terms at their time of issue) have an exercise price of $3.75 per share and expire on May 15, 2001.

      Since the May 1998 Notes were issued with a non-detachable conversion feature that was "in-the-money" at the date of issuance, a portion of the proceeds equal to the intrinsic value of the conversion feature (equal to $9,918,750, and calculated as the difference between the conversion price and the quoted market price of the Company's common stock on the date of issuance, multiplied by the number of shares into which the May 1998 Notes are convertible) was allocated to additional paid-in capital, thus creating a discount to the debt. This discount was recognized as a charge to interest expense using the effective interest method over the period from the date of issuance to the date that the May 1998 Notes first became convertible (August 15, 1998 for up to one-half of the original principal amount and November 15, 1998 for the remaining principal amount). In addition, a portion of the proceeds equal to the fair value of the May 1998 Warrants issued in conjunction with the May 1998 Notes (equal to $1,230,000, and calculated using a Black-Scholes valuation model) was allocated to additional paid-in capital, thus creating an additional discount to the debt. This discount is being recognized as a charge to interest expense using the effective interest method over the four year term of the May 1998 Notes.

      On March 31, 1999, the Company issued and sold $3,300,000 in aggregate initial principal amount of senior convertible notes due May 15, 2002 (the "March 1999 Notes") and issued warrants (the "March 1999 Warrants") to purchase 1,320,000 shares of the Company's common stock. The March 1999 Notes bear interest at 6% per annum, payable in kind or in cash, at the Company's option (unless the Company fails to meet certain requirements commencing November 5, 2001, in which case interest must be paid in cash). Holders of the March 1999 Notes may convert the principal amount, plus accrued interest not paid in cash, if any, into shares of the Company's common stock at a fixed conversion price of $1.125 per share (based upon the terms at their time of issue). On and after May 15, 2000, the Company may redeem all or a portion of the March 1999 Notes at a redemption price equal to the principal amount plus accrued interest thereon, if any, under certain conditions. The March 1999 Warrants (based upon the terms at their time of issue) have an exercise price of $1.4625 per share and expire on March 31, 2002.

                      ILLINOIS SUPERCONDUCTOR CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


7.   LONG-TERM DEBT (CONTINUED)

      Concurrently with the issuance of the March 1999 Notes, the Company amended certain terms of $5,500,000 in aggregate principal amount of the May 1998 Notes (the "Amended Notes") and May 1998 Warrants exercisable for an aggregate of 2,200,000 shares of the Company's common stock (the "Amended Warrants") issued in connection therewith (the "March 1999 Amendments"). The Amended Notes, as so amended, bear interest at the rate of 6% per annum, payable in cash or shares of the Company's common stock, at the Company's option (unless the Company fails to meet certain requirements commencing November 5, 2001, in which case interest must be paid in cash), and the fixed conversion price for the Amended Notes was reduced from $1.50 to $1.125 per share. The exercise price of the Amended Warrants was reduced from $3.75 to $1.4625 per share and the expiration date was extended from May 15, 2001 to March 31, 2002.

      A portion of the proceeds of the March 1999 Notes equal to the fair value of the March 1999 Warrants issued in conjunction with the March 1999 Notes (equal to $300,000 and calculated using a Black-Scholes valuation model) was allocated to additional paid-in capital, thus creating a discount to the debt. This discount is being recognized as a charge to interest expense using the effective interest method over the three year term of the March 1999 Notes. In addition, the increase in fair value of the Amended Warrants as a result of the decrease in exercise price (equal to $41,000 and calculated using a Black-Scholes valuation model) was allocated to additional paid-in capital, thus creating an additional discount on the Amended Notes. This discount is being recognized as a charge to interest expense using the effective interest method over the remaining three year term of the Amended Notes.

      On November 5, 1999, the Company issued and sold $1,000,000 in aggregate principal amount of senior convertible notes due January 2, 2001 (the "November 1999 Notes") and issued warrants (the "November 1999 Warrants") to purchase 400,000 shares of the Company's common stock. The November 1999 Notes bear interest at 10% per annum, payable in kind or in cash, at the Company's option (unless the Company does not meet certain requirements commencing November 5, 2001, in which case interest must be paid in cash). Holders of the November 1999 Notes may convert the principal amount, plus accrued interest not paid in cash, if any, into shares of the Company's common stock at a fixed conversion price of $0.25 per share. The November 1999 Warrants have an exercise price of $0.25 per share and expire on November 5, 2004.

      Concurrently with the issuance of the November 1999 Notes, the Company amended certain terms of $11,800,000 in aggregate principal amount of the March 1999 Notes, the Amended Notes and the May 1998 Notes (the "Further Amended Notes") and certain terms of the March 1999 Warrants, the Amended Warrants and the May 1998 Warrants previously exercisable for an aggregate of 4,800,000 shares of the Company's common stock (the "Further Amended Warrants") issued in connection therewith ("the "November 1999 Amendments"). The Further Amended Notes were amended to reduce their fixed conversion price to $0.25 per share and to provide that interest on the Further Amended Notes can be paid in cash or shares of the Company's common stock, at the Company's option until November 5, 2000, after which interest must be paid in cash if the Company fails to meet certain requirements. The exercise price of the Further Amended Warrants was reduced to $0.25 per share.

      Since the November 1999 Notes were issued with a non-detachable conversion feature that was "in-the-money" at the date of issuance, a portion of the proceeds equal to the intrinsic value of the conversion feature (calculated as the difference between the conversion price ($0.25 per share) and the quoted market price of the Company's common stock on the date of issuance ($0.46875 per share) multiplied by the number of shares into which the November 1999 Notes are convertible (4,000,000 shares)) must be allocated to additional paid-in capital, thus creating a discount to the debt. This discount, which was limited to $844,000 because the intrinsic value of the beneficial conversion feature cannot exceed the amount allocated to the convertible instrument, was recognized as a charge to interest expense during the fourth quarter of 1999 since the November 1999 Notes are immediately convertible into common stock. In addition, a portion of the proceeds of the November 1999 Notes equal to the fair value of the November 1999 Warrants issued in conjunction with the November 1999 Notes (equal to $156,000 and calculated using a Black-Scholes valuation model) was allocated to additional paid-in capital, thus creating an additional discount to the debt. This additional discount will be recognized as a charge to interest expense using the effective interest method over the fourteen month term of the November 1999 Notes.

                      ILLINOIS SUPERCONDUCTOR CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


7.    LONG-TERM DEBT (CONTINUED)

      Since the Further Amended Notes were amended to reduce the non-detachable conversion feature so that they were "in-the-money" on November 5, 1999, a portion of the principal amount equal to the intrinsic value of the conversion feature (calculated as the difference between the amended conversion price ($0.25 per share) and the quoted market price of the Company's common stock on the amendment date ($0.46875) multiplied by the number of shares into which the Further Amended Notes are convertible (47,200,000)) must be allocated to additional paid-in capital, thus creating a discount to the debt. This discount, which was limited to $10,264,000 because the intrinsic value of the beneficial conversion feature cannot exceed the amount allocated to the convertible instrument, was recognized as a charge to interest expense during the fourth quarter of 1999 since the Further Amended Notes are immediately convertible into common stock. In addition, the increase in fair value of the Further Amended Warrants as a result of the decrease in exercise price (equal to $1,132,000 and calculated using a Black-Scholes valuation model) was allocated to additional paid-in capital, thus creating an additional discount on the Further Amended Notes. This additional discount will be recognized as a charge to interest expense using the effective interest method over the remaining term of the Further Amended Notes.

      The March 1999 Amendments and the November 1999 Amendments were accounted for and reported in the same manner as a debt extinguishment. This resulted in a $745,197 charge, which is shown as an extraordinary item in the Company's Statements of Operations for the year ended December 31, 1999.

      On December 29, 1999, the Company issued and sold $1,000,000 in aggregate principal amount of senior convertible notes due January 2, 2001 (the "December 1999 Notes") and issued warrants (the "December 1999 Warrants") to purchase 400,000 shares of the Company's common stock. The December 1999 Notes bear interest at 10% per annum, payable in kind or in cash, at the Company's option (unless the Company does not meet certain requirements commencing November 5, 2001, in which case interest must be paid in cash). Holders of the December 1999 Notes may convert the principal amount, plus accrued interest not paid in cash, if any, into shares of the Company's common stock at a fixed conversion price of $0.25 per share. The December 1999 Warrants have an exercise price of $0.25 per share and expire on November 5, 2004.

      Since the December 1999 Notes were issued with a non-detachable conversion feature that was "in-the-money" at the date of issuance, a portion of the proceeds equal to the intrinsic value of the conversion feature (equal to $500,000, and calculated as the difference between the conversion price ($0.25 per share) and the quoted market price of the Company's common stock on the date of issuance ($0.375 per share) multiplied by the number of shares into which the December 1999 Notes are convertible (4,000,000 shares)) was allocated to additional paid-in capital, thus creating a discount to the debt. This discount was recognized as a charge to interest expense since the notes are immediately convertible into common stock. In addition, a portion of the proceeds of the December 1999 Notes equal to the fair value of the December 1999 Warrants issued in conjunction with the December 1999 Notes (equal to $104,000 and calculated using a Black-Scholes valuation model) was allocated to additional paid-in capital, thus creating an additional discount to the debt. This additional discount will be recognized as a charge to interest expense using the effective interest method over the twelve month term of the December 1999 Notes.

      During 1999, $200,000 in aggregate principal amount of the Amended Notes and $725,000 in aggregate principal amount of the Further Amended Notes, plus accrued interest, were converted into 186,314 shares and 2,992,392 shares, respectively, of common stock.

      The Company recognized $12,608,355 and $10,101,401 of non-cash interest charges during 1999 and 1998, respectively as a result of amortizing the debt discount and the deferred financing fees related to the Company's senior convertible notes.

                      ILLINOIS SUPERCONDUCTOR CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


7.    LONG-TERM DEBT (CONTINUED)

      All of the Company's assets are pledged as security to certain of the purchasers of the senior convertible notes. Additionally, the Note Purchase Agreements contain several covenants which limit the Company's ability to incur additional indebtedness and to create any further lien, pledge, or encumbrance on any assets of the Company.

      Payments due on long-term debt, including interest accrued on the senior convertible notes, during each of the five years subsequent to December 31, 1999 and in the aggregate are as follows:


                    2000                        $      9,020
                    2001                           2,025,025
                    2002                          13,348,792
                    2003                                  --
                    2004                                  --
                    Thereafter                            --
                                                ------------
                                                $ 15,382,837
                                                ============


      During the period from January 1, 2000 to February 25, 2000, $2,470,222 in aggregate principal amount of Further Amended Notes, $500,000 in aggregate principal amount of Amended Notes, $300,000 in aggregate principal amount of March 1999 Notes, and $500,000 in aggregate principal amount of May 1998 Notes were converted into 11,341,526 shares of common stock.

      It is not practicable to estimate the fair value of the Notes at December 31, 1999 because a quoted market price for such securities is not available, the Company has not yet developed a valuation model necessary to make such an estimate, and the cost of obtaining an independent valuation would be prohibitive.

8.    INCOME TAXES

      The Company has net operating loss and research and development credit carryforwards for tax purposes of approximately $60,584,000 and $1,075,000, respectively, at December 31, 1999. The net operating loss carryforwards expire in the following years:

                  YEAR                      AMOUNT
                  ----                    -----------
                  2005                    $     7,000
                  2006                        638,000
                  2007                        974,000
                  2008                      1,658,000
                  2009                      3,973,000
                  2010                      8,199,000
                  2011                     11,953,000
                  2012                     11,922,000
                  2013                     11,146,000
                  2014                     10,114,000
                                          -----------
                                          $60,584,000
                                          ===========

                      ILLINOIS SUPERCONDUCTOR CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


8.  INCOME TAXES (CONTINUED)

     Significant components of the Company's deferred tax assets and liabilities are as follows:


                                                  DECEMBER 31,
                                             1999            1998
                                         ------------    ------------
Deferred tax assets:
   Net operating loss carryforward       $ 23,023,000    $ 19,140,000
   Research and development tax credit
     carryforwards                          1,075,000       1,050,000
   Deferred compensation                        3,000          27,000
   Accrued liabilities                        130,000            --
   Accounts receivable                         13,000          33,000
   Inventories                                324,000         223,000
                                         ------------    ------------
Total deferred tax assets                  24,568,000      20,473,000

Deferred tax liabilities:
   Patent costs                              (225,000)       (234,000)
   Property and equipment                     (29,000)       (101,000)
                                         ------------    ------------
                                             (254,000)       (335,000)
                                         ------------    ------------
Net deferred tax assets                    24,314,000      20,138,000
Valuation allowance                       (24,314,000)    (20,138,000)
                                         ------------    ------------
Net deferred tax assets                  $       --      $       --
                                         ============    ============


      The valuation allowance increased during 1999 and 1998 by $4,176,000 and $4,313,000, respectively, due primarily to the increase in the net operating loss carryforward. Based on the Internal Revenue Code and changes in the ownership of the Company, utilization of the net operating loss carryforwards will be subject to annual limitations.

9.  LEASES

      The Company leases its manufacturing and office space. Under the terms of the lease, which expires October 2004, the Company is responsible for all real estate taxes and operating expenses. The lease provides for a security deposit ($200,000 at December 31, 1999) that is secured by a certificate of deposit owned by the Company.

                      ILLINOIS SUPERCONDUCTOR CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


9.    LEASES (CONTINUED)

      Future minimum payments under the operating lease consist of the following at December 31, 1999:


                  YEAR                  AMOUNT
               -----------           -----------

               2000                  $ 231,300
               2001                    249,900
               2002                    249,900
               2003                    249,900
               2004                    208,300
               Thereafter                 --
                                    ----------
                                    $1,189,300
                                    ==========


      Rent expense totaled $227,535, $229,786 and $226,938, for the years ended December 31, 1999, 1998, and 1997, respectively.

10.  401(k) PLAN

      The Company has a 401(k) plan covering all employees who meet prescribed service requirements. The plan provides for deferred salary contributions by the plan participants and a Company contribution. Company contributions, if any, are at the discretion of the Board of Directors and are not to exceed the amount deductible under applicable income tax laws. No Company contribution was made for the years ended December 31, 1999, 1998, and 1997.

11.  LITIGATION

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

      On October 10, 1996, Mr. Siegler filed his First Amended Verified Complaint and Jury Demand, seeking a jury trial and money damages equal to the difference between $8,800,000 (370,370.37 shares at $10.80 per share and 370,370.37 shares at $12.96 per share) and 740,740.74 shares multiplied by the highest price at which the Company's Common Stock traded on The Nasdaq Stock Market between November 20, 1995 and the date of judgment. Mr. Siegler also preserved his claim for specific performance for purposes of appeal. On November 1, 1996, the case was transferred to the Circuit Court of Cook County, Illinois, County Department, Law Division. The Company's Answer was filed on November 21, 1996, and the parties have completed discovery.

                      ILLINOIS SUPERCONDUCTOR CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


11.   LITIGATION (CONTINUED)

      The Company filed a motion for summary judgment against Mr. Siegler, which is on hold pending the deposition of an expert retained by Mr. Siegler in the case. The Company is scheduled to take the expert's deposition in March 2000, after which the court will enter a briefing schedule on the motion for summary judgement.

      The Company believes that the suit is without merit and intends to continue to defend itself vigorously in this litigation. However, if Mr. Siegler prevails in this litigation and is awarded damages in accordance with the formula described above, such judgment would have a material adverse effect on the Company's financial condition, results of operations and cash flows.

Note Litigation

      On July 10, 1997, the Company filed a complaint against Sheldon Drobny; Howard L. "Buzz" Simons, joint tenant with Aric and Corey Simons; Aaron Fischer; Stewart Shiman; Sharon D. Gonsky, d/b/a SDG Associates; Gregg Rosenberg; Stacey Rosenberg; Merrill Weber & Co., Inc.; Drobny/Fischer Partnership, an Illinois general partnership; and Ruben Rosenberg (collectively, the "Borrowers"), and Paradigm Venture Investors, L.L.C. (the "Guarantor") in the Circuit Court of Cook County, Illinois, County Department, Law Division. The complaint seeks to enforce the terms of loans made to the Borrowers by the Company and evidenced by promissory notes dated December 13, 1996, in the aggregate principal amount of $698,508 ($680,696 of which remains unpaid as of December 31, 1999) and the guarantee by the Guarantor of the Borrowers' obligations under these promissory notes. The Borrowers' notes were issued to the Company in connection with the Borrowers' exercise of warrants to purchase shares of the Common Stock in December 1996.

      On September 30, 1997, the Borrowers and the Guarantor responded to the Company's complaint. Concurrently, the Borrowers filed a counterclaim alleging that they exercised the warrants in reliance on the Company's alleged fraudulent representations to certain Borrowers concerning a third-party's future underwriting of a secondary public offering of the Company's Common Stock.

      On February 22, 2000, the Company reached a settlement agreement with the Borrowers, whereby the Company agreed to release the Borrowers obligations under the notes in return for the Borrowers' surrender of 210,196 warrants to purchase common stock of the Company held by them and discharge of their counterclaims. As a result of this settlement, the Company will record a charge of $822,776 to additional paid-in capital in the first quarter of 2000, reflecting the carrying amount of the notes of $680,696 and related accrued interest of $142,080, which approximates the fair value of the warrants surrendered.

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

                      ILLINOIS SUPERCONDUCTOR CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


11.   LITIGATION (CONTINUED)

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

                      ILLINOIS SUPERCONDUCTOR CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


11.   LITIGATION (CONTINUED)

      Thereafter the plaintiffs filed a motion for reconsideration of the dismissal; the Court denied the plaintiffs' reconsideration motion on September 23, 1999. On October 21, 1999, the plaintiff filed their notice of appeal from the dismissal orders. The Company and the named Directors regard the appeal as without merit and they intend to vigorously defend against the plaintiffs' appeal from the Circuit Court's dismissal orders.

Greenwald Litigation

      On June 24, 1998, Jonathan Greenwald, derivatively on behalf of the Company, filed a complaint against the Company and the Named Directors in the court of Chancery of the State of Delaware in and for New Castle County. Mr. Greenwald's complaint alleges that the Named Directors breached their duties of good faith, loyalty, due care, and candor by selecting financing for the Company in 1997 which purportedly reduced the Company's stock price and was supposedly accepted to entrench the Named Directors. The complaint seeks an unspecified amount of compensatory damages, various equitable relief and attorney's fees.

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

16(b) Litigation

      On February 26, 1999, Mark Levy, derivatively on behalf of the Company, filed a complaint against Southbrook International Investments, Ltd. ("Southbrook"), Elliott Associates, L.P. ("Elliott"), and Westgate International, L.P. ("Westgate"), and against the Company as a "nominal defendant." The complaint filed in the United States District Court for the Southern District of New York, alleges that Southbrook, Elliott and Westgate, while having beneficial ownership of more than 10% of the Company's common stock, incurred liability under Section 16(b) of the Securities Exchange Act of 1934 in connection with purchases and sales of Company securities within six month periods. The complaint seeks to recover from Southbrook, Elliott and Westgate their respective profits (in unspecified amounts) from those transactions. No relief is sought against the Company as a nominal defendant.

      Elliott and Westgate are currently investors in the Company with substantial rights to acquire Company common stock by conversion of notes and exercise of warrants and have designated four of the current five directors of the Company, two of whom, Messrs. Mark Brodsky and Samuel Perlman, are employed by a company that provides management services to, and is under common control with, Elliott and Westgate.

      An amended complaint dated September 2, 1999 was served on the Company. The amended complaint raises the same claims alleged in the original complaint. Pursuant to stipulation, as of the date hereof, the Company has not yet responded to the amended complaint.

      Motions to dismiss the action have been filed by Elliott, Westgate and Alexander.

                      ILLINOIS SUPERCONDUCTOR CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


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



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information in response to this item is incorporated by reference from the "Election of Directors," "Executive Officers," and "Section 16(a) Beneficial Ownership Reporting Compliance" sections of the 2000 Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

      Information in response to this item is incorporated by reference from the section of the 2000 Proxy Statement captioned "Executive Compensation and Certain Transactions."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information in response to this item is incorporated by reference from the section of the 2000 Proxy Statement captioned "Security Ownership of Management and Principal Stockholders."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information in response to this item is incorporated by reference from the section of the 2000 Proxy Statement captioned "Executive Compensation and Certain Transactions" and "Interests of Certain Persons in the Matters to be Acted Upon at the Meeting."

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Form 10-K:

      1. The following financial statements of the Company, with the report of independent auditors, are filed as part of this Form 10-K:

      Report of Independent Auditors
      Balance Sheets as of December 31, 1999 and 1998
      Statements of Operations for the Years Ended December 31, 1999, 1998, and
           1997
      Statements of Stockholders' Equity (Net Capital Deficiency) for the Years
           Ended December 31, 1999, 1998, and 1997
      Statements of Cash Flows for the Years Ended December 31,
           1999, 1998 and 1997 Notes to Financial Statements

      2. The following financial statement schedules of the Company are filed as part of this Form 10-K:

         Schedule II     Valuation and Qualifying Accounts

      All other financial schedules are omitted because such schedules are not required or the information required has been presented in the aforementioned financial statements.

      3. Exhibits are listed in the Exhibit Index to this Form 10-K.

(b) The following current reports on Form 8-K were filed during the quarterly period ended December 31, 1999:

      1. On November 15, 1999, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K, reporting on the entering into and closing of the Letter Agreement.

      2. On November 30, 1999, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K, reporting on changes in its senior management effective on November 24, 1999.

      3. On December 30, 1999, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K, reporting on an additional $1.0 million investment in the Company by the Investors.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22nd day of March, 2000.

                                             ILLINOIS SUPERCONDUCTOR CORPORATION


                                             By:  /s/ GEORGE CALHOUN
                                                --------------------------------
                                                George Calhoun
                                                Chief Executive Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 22nd day of March, 2000.

                SIGNATURE                                       TITLE
                ---------                                       -----

                                                       Chief Executive Officer and Director
                /s/ GEORGE CALHOUN                     (Principal Executive Officer and Director)
    -------------------------------------------
                  George Calhoun

              /s/ CYNTHIA QUIGLEY                      Chief Financial Officer
    -------------------------------------------        (Principal Financial Officer)
                 Cynthia Quigley

                                                       Controller and Treasurer
                /s/ KENNETH E. WOLF                    (Principal Accounting Officer)
    -------------------------------------------
                 Kenneth E. Wolf

               /s/ MARK D. BRODSKY                     Director
    -------------------------------------------
                 Mark D. Brodsky

               /s/ HOWARD HOFFMANN                     Director
    -------------------------------------------
                 Howard Hoffmann

                /s/ SAMUEL PERLMAN                     Director
    -------------------------------------------
                  Samuel Perlman

               /s/ THOMAS L. POWERS                    Director
    -------------------------------------------
                 Thomas L. Powers

                       ILLINOIS SUPERCONDUCTOR CORPORATION

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                         Balance at
                                                        beginning of                               Balance at end
                                                            Year       Additions   Deductions         of year
                                                        ------------  -----------  ----------      --------------
YEAR ENDED DECEMBER 31, 1999:
   Deducted from asset accounts:
     Valuation allowance on deferred tax assets         $20,138,000   $ 4,176,000   $       0       $24,314,000

     Allowance for doubtful accounts                    $    87,990   $         0   $  52,650       $    35,340

     Reserve of obsolete inventory                      $   587,000   $   266,724   $       0       $   853,724

YEAR ENDED DECEMBER 31, 1998:

   Deducted from asset accounts:
     Valuation allowance on deferred tax assets         $15,825,000   $ 4,313,000   $       0       $20,138,000

     Allowance for doubtful accounts                    $    68,775   $    19,215   $       0       $    87,990

     Reserve for obsolete inventory                     $         0   $   587,000   $       0       $   587,000

YEAR ENDED DECEMBER 31, 1997:

   Deducted from asset accounts:
     Valuation allowance on deferred tax assets         $11,010,000   $ 4,815,000   $       0       $15,825,000

     Allowance for doubtful accounts:                   $         0   $    68,775   $       0       $    68,775


                                  EXHIBIT INDEX

  EXHIBIT
  NUMBER                     DESCRIPTION OF EXHIBITS
  ------                     -----------------------

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

     3.4 Certificate of Amendment of Certificate of Incorporation of the Company, incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-3/A, filed with the SEC on July 1, 1999, Registration No. 333-77337.

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

     4.2 Form of Series B Warrants, incorporated by reference to Exhibit 4.2 to the IPO Registration Statement.

     4.3 Form of Series C Warrants, incorporated by reference to Exhibit 4.3 to the IPO Registration Statement.

     4.4    Form of Representative Warrant, incorporated by reference to Exhibit
            4.4 to the IPO Registration Statement.

     4.5 Rights Agreement dated as of February 9, 1996 between the Company and LaSalle National Trust, N.A., incorporated by reference to the Exhibit to the Company's Registration Statement on Form 8-A, filed with the SEC on February 12, 1996.

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

     4.8 Warrant dated June 6, 1997 issued to Southbrook International Investments, Ltd., incorporated by reference to Exhibit 4.5 to the June S-3.

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

     4.18 Form of 6% Senior Convertible Note due May 15, 2002 incorporated by reference to Exhibit 4.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     4.19   Form of Warrant dated March 31, 1999 incorporated by reference to
            Exhibit 4.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     4.20 Securities Purchase Agreement dated as of March 31, 1999, by and between the Company and Elliott Associates, L.P., Westgate International, L.P., Alexander Finance, LP and State Farm Mutual Automobile Insurance Company, incorporated by reference to Exhibit
            4.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     4.21 Registration Rights Agreement dated as of March 31, 1999, by and between the Company and Elliott Associates, L.P., Westgate International, L.P., Alexander Finance, LP and State Farm Mutual Automobile Insurance Company, incorporated by reference to Exhibit
            4.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     4.22 Amendment to Securities Purchase Agreement dated as of March 31, 1999, by and between the Company and Elliott Associates, L.P., Westgate International, L.P., Alexander Finance, LP, State Farm Mutual Automobile Insurance Company, Spring Point Partners, L.P. and Spring Point Offshore Fund, incorporated by reference to Exhibit
            4.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     10.1 1993 Amended and Restated Stock Option Plan, as amended, incorporated by reference to Exhibit B to the Company's Proxy Statement filed with the SEC on May 6, 1997.*

     10.2 Form of Amended and Restated Director Indemnification Agreement, incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998. *

     10.3 Third Amended and Restated Registration Rights Agreement dated as of July 14, 1993, as amended, incorporated by reference to Exhibit 10.4 to the IPO Registration Statement.

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

     10.9 License Agreement dated January 31, 1990 between the Company and Northwestern University, incorporated by reference to Exhibit 10.13 to the IPO Registration Statement.

     10.10 License Agreement dated February 2, 1990 between the Company and ARCH Development Corporation, incorporated by reference to Exhibit
            10.14 to the IPO Registration Statement.

     10.11 License Agreement dated August 9, 1991 between the Company and ARCH Development Corporation, incorporated by reference to Exhibit 10.15 to the IPO Registration Statement.

     10.12 License Agreement dated October 11, 1991 between the Company and ARCH Development Corporation, incorporated by reference to Exhibit
            10.16 to the IPO Registration Statement.

     10.13 Public Law Agreement dated August 18, 1993 between Illinois Department of Commerce and Community Affairs and the Company, incorporated by reference to Exhibit 10.17 to the IPO Registration Statement.

     10.14 Form of Officer Indemnification Agreement incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.*

     10.15 Employment Agreement dated November 9, 1998 between the Company and Dennis Craig incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.*

     10.16 Employment Agreement dated April 12, 1999 between the Company and Amr Abdelmonem, incorporated by reference to the Company's Registration Statement on Form S-2A, filed with the SEC on July 9, 1999, Registration Number 333-77337.

     10.17 Single-Tenant Industrial building Lease between Teachers' Retirement System of the State of Illinois, landlord, and Illinois Superconductor Corporation, tenant, dated June 24, 1994, incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarterly period ending June 30, 1994.

     10.18 Letter Agreement, dated November 5, 1999, by and among the Company and the Investors, incorporated by reference to Exhibit 10(a) to the Company's Current Report on Form 8-K filed with the SEC on November 15, 1999.

     10.19 Letter Agreement re Modification of Covenants, dated November 5, 1999, by and among the Company and the Investors, incorporated by reference to Exhibit 10(b) to the Company's Current Report on Form 8-K filed with the SEC on November 15, 1999.

     10.20 Security Agreement, dated November 5, 1999, by and among the Company and the Investors, incorporated by reference to Exhibit 10(c) to the Company's Current Report on Form 8-K filed with the SEC on November 15, 1999.

     10.21 Form of Letter Agreement dated November 12, 1999, amending the Letter Agreement filed as Exhibit 10.19, incorporated by reference to Exhibit 10(f) to the Company's Current Report on Form 8-K filed with the SEC on November 15, 1999.

     10.22 Form of Securities Purchase Letter Agreement dated December 28, 1999, by and among the Company, Elliott Associates, Westgate and Alexander.

     23.    Consent of Independent Auditors.

     27.    Financial Data Schedule.

------------------

* Management contract or compensatory plan or arrangement required to be filed as an exhibit on this Form 10-K.