Form 10-Q
period 2000-03-31
ILLINOIS SUPERCONDUCTOR CORPORATION
filed 2000-05-12
CIK 888693

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    ---------

                                    FORM 10-Q
(Mark One)
   [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000
                                       OR

   [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         COMMISSION FILE NUMBER 0-22302

                       ILLINOIS SUPERCONDUCTOR CORPORATION
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                         36-3688459
(State or other jurisdiction of incorporation)        (I.R.S. Employer Identification No.)

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


     On May 9, 2000, 30,276,167 shares of the registrant's Common Stock, par value $0.001 per share, were outstanding.

================================================================================

                                TABLE OF CONTENTS


                                         PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements..................................................................................    3

           Condensed Balance Sheets as of March 31, 2000 (unaudited) and December 31, 1999.....................    3

           Condensed Statements of Operations (unaudited) for the three months ended March 31, 2000
           and the three months ended March 31, 1999...........................................................    4

           Condensed Statements of Cash Flows (unaudited) for the three months ended March 31, 2000
           and the three months ended March 31, 1999...........................................................    5

           Notes to Condensed Financial Statements.............................................................    6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.................    8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk............................................   11



                                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.....................................................................................   12

Item 2.  Changes in Securities and Use of Proceeds.............................................................   14

Item 3.  Defaults Upon Senior Securities.......................................................................    *

Item 4.  Submission of Matters to a Vote of Security Holders...................................................    *

Item 5.  Other Information.....................................................................................    *

Item 6.  Exhibits and Reports on Form 8-K......................................................................   14

--------------
* No reportable information under this item.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       ILLINOIS SUPERCONDUCTOR CORPORATION
                            CONDENSED BALANCE SHEETS


                                                                             MARCH 31,        DECEMBER 31,
                                                                               2000              1999
                                                                           ------------      ------------
                                                                            (UNAUDITED)
ASSETS:
     Current assets:
       Cash and cash equivalents                                           $  5,496,668      $    723,711
       Inventories                                                              984,824         1,092,713
       Accounts receivable, net                                                 124,778           175,801
       Prepaid expenses and other                                               222,917           428,475
                                                                           ------------      ------------
     Total current assets                                                     6,829,187         2,420,700

     Property and equipment:
       Property and equipment                                                 8,098,636         8,089,169
       Less: accumulated depreciation                                        (5,634,373)       (5,433,808)
                                                                           ------------      ------------
     Net property and equipment                                               2,464,263         2,655,361

     Restricted certificates of deposit                                         259,066           291,575
     Patents and trademarks, net                                                584,895           592,823
     Deferred financing fees, net                                                43,127            78,700
                                                                           ------------      ------------
     Total assets                                                          $ 10,180,538      $  6,039,159
                                                                           ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY):
     Current liabilities:
       Accounts payable                                                    $    518,988      $    990,913
       Accrued liabilities                                                      615,272           589,043
       Current portion of Senior Convertible Notes, net of discount           1,892,790                --
       Current portion of other long-term debt                                    9,149             9,020
                                                                           ------------      ------------
     Total current liabilities                                                3,036,199         1,588,976

     Senior Convertible Notes, net of discount                                7,644,491        13,002,068
     Accrued interest on Senior Convertible Notes                               582,560           638,743
     Other long-term debt, less current portion                                   7,661            10,074
     Deferred occupancy costs                                                    90,960            91,010

     Stockholders' equity (net capital deficiency):
       Preferred stock; 100,000 shares authorized;  No shares
         issued and outstanding at March 31, 2000 and December 31, 1999              --                --
       Common stock ($.001 par value); 60,000,000 shares
         authorized; 30,274,667 and 15,753,001 shares issued and
         outstanding at March 31, 2000 and December 31, 1999,
         respectively                                                            30,275            15,753
       Additional paid-in capital                                            84,096,031        74,249,643
       Notes receivable from stockholders                                            --          (680,696)
       Accumulated deficit                                                  (85,307,639)      (82,876,412)
                                                                           ------------      ------------
     Total stockholders' equity (net capital deficiency)                     (1,181,333)       (9,291,712)
                                                                           ------------      ------------
     Total liabilities and stockholders' equity (net capital deficiency)   $ 10,180,538      $  6,039,159
                                                                           ============      ============


NOTE: The condensed balance sheet as of December 31, 1999 has been derived from the audited financial statements for that date but does not include all of the information and accompanying notes required by generally accepted accounting principles for complete financial statements.

See the accompanying Notes which are an integral part of the Condensed Financial Statements.

                       ILLINOIS SUPERCONDUCTOR CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                 THREE MONTHS ENDED MARCH 31,
                                                                   2000              1999
                                                               ------------      ------------
Net sales                                                      $    172,363      $    511,900

Costs and expenses:
   Cost of sales                                                    649,083         1,009,026
   Research and development                                         306,328           521,563
   Selling and marketing                                            184,525           456,515
   General and administrative                                     1,065,230           708,519
                                                               ------------      ------------
Total costs and expenses                                          2,205,166         2,695,623
                                                               ------------      ------------
Operating loss                                                   (2,032,803)       (2,183,723)

Other income (expense):
   Interest income                                                   24,380            38,356
   Non-cash interest expense on Senior Convertible Notes           (400,881)         (114,210)
   Other interest expense                                            (1,583)          (15,207)
   Other income, net                                                  7,957                --
                                                               ------------      ------------
                                                                   (370,127)          (91,061)
                                                               ------------      ------------
Loss before extraordinary item                                   (2,402,930)       (2,274,784)
Extraordinary item - debt extinguishment                            (28,297)          (73,000)
                                                               ------------      ------------
Net loss                                                       $ (2,431,227)     $ (2,347,784)
                                                               ============      ============

Basic and diluted loss per share before extraordinary item     $      (0.10)     $      (0.18)
Extraordinary item - debt extinguishment                                 --             (0.01)
                                                               ------------      ------------
Basic and diluted loss per share                               $      (0.10)     $      (0.19)
                                                               ============      ============

Weighted average number of common shares outstanding             24,325,932        12,557,344
                                                               ============      ============


See the accompanying Notes which are an integral part of the Condensed Financial Statements.

                       ILLINOIS SUPERCONDUCTOR CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                       THREE MONTHS ENDED MARCH 31,
                                                                          2000             1999
                                                                       -----------      -----------
OPERATING ACTIVITIES:
Net loss                                                               $(2,431,227)     $(2,347,784)
   Adjustments to reconcile net loss to net cash used in operating activities:
   Extraordinary item - debt extinguishment                                 28,297           73,000
   Depreciation and amortization                                           208,492          230,756
   Non-cash interest expense on Senior Convertible Notes                   400,881          114,210
   Changes in operating assets and liabilities                            (258,554)         473,606
                                                                       -----------      -----------
Net cash used in operating activities                                   (2,052,111)      (1,456,212)
                                                                       -----------      -----------

INVESTING ACTIVITIES:
   Decrease in restricted certificates of deposit                           32,509               --
   Payment of patent costs                                                      --          (21,564)
   Acquisition of property and equipment                                    (9,466)         (11,957)
                                                                       -----------      -----------
Net cash provided by (used in) investing activities                         23,043          (33,521)
                                                                       -----------      -----------

FINANCING ACTIVITIES:
   Proceeds from issuance of Senior Convertible Notes                    4,000,000        3,300,000
   Exercise of stock options                                                47,982               --
   Exercise of warrants                                                  2,756,327               --
   Payments on other long-term debt                                         (2,284)              --
                                                                       -----------      -----------
Net cash provided by financing activities                                6,802,025        3,300,000
                                                                       -----------      -----------

Increase in cash and cash equivalents                                    4,772,957        1,810,267
Cash and cash equivalents at beginning of period                           723,711        2,152,595
                                                                       -----------      -----------
Cash and cash equivalents at end of period                             $ 5,496,668      $ 3,962,862
                                                                       ===========      ===========


See the accompanying Notes which are an integral part of the Condensed Financial Statements.

                       ILLINOIS SUPERCONDUCTOR CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements, including the notes thereto, included in the Illinois Superconductor Corporation (the "Company") Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

NOTE 2 - NET LOSS PER SHARE

     Basic and diluted net loss per share is computed based on the weighted average number of common shares outstanding. Common shares issuable upon the exercise of options and warrants and conversion of the Company's Senior Convertible Notes are not included in the per share calculations since the effect of their inclusion would be antidilutive.

NOTE 3 - INVENTORIES

     Inventories consisted of the following:

                                             MARCH 31, 2000    DECEMBER 31, 1999
                                             --------------    -----------------

            Raw materials................      $   575,000        $   736,000
            Work in process..............          132,000                  -
            Finished product.............          278,000            357,000
                                               -----------        -----------
                                               $   985,000        $ 1,093,000
                                               ===========        ===========

NOTE 4 - SENIOR CONVERTIBLE NOTES

     On May 15, 1998, March 31, 1999, November 5, 1999, and December 29, 1999,
the Company issued and sold $15,650,000 in aggregate principal amount of Senior Convertible Notes ("the Notes") and issued detachable warrants to purchase an aggregate of 6,250,000 shares of the Company's common stock.

     On March 27, 2000, the Company issued and sold $4,000,000 in aggregate principal amount of Senior Convertible Notes due January 2, 2001 (the "March 2000 Notes") and issued warrants (the "March 2000 Warrants") to purchase 1,600,000 shares of the Company's common stock. The March 2000 Notes bear interest at 10% per annum, payable in kind or in cash, at the Company's option (unless the Company does not meet certain requirements commencing November 5, 2001, in which case interest must be paid in cash). Holders of the March 2000 Notes may convert the principal amount, plus accrued interest not paid in cash, if any, into shares of the Company's common stock at a fixed conversion price of $0.25 per share. The March 2000 Warrants have an exercise price of $0.25 per share and expire on November 5, 2004.

     Since the March 2000 Notes were issued with detachable warrants with a fair value of $11,312,000 (calculated using the Black-Scholes Approximation Formula), the entire $4,000,000 of proceeds received for the March 2000 Notes was allocated to additional paid-in capital, creating a discount to the debt. This discount is being recognized as a charge to interest expense using the effective interest method over the nine month term of the March 2000 Notes. No further amounts were allocated to additional paid-in capital for the excess of the fair value of the warrants over the proceeds to be received or for the intrinsic value of the non-detachable conversion feature that was "in-the-money" at the date of issuance, since these amounts cannot exceed the principal amount of the notes issued.

     At March 31, 2000, the amount of outstanding Senior Convertible Notes, net of discounts and including accrued interest, recognized in the condensed balance sheet is as follows:

         Notes, due May 15, 2002 and bearing interest at 2%        $     947,000
         Notes, due May 15, 2002 and bearing interest at 6%            6,697,000
         Notes, due January 2, 2001 and bearing interest at 10%        1,823,000
         Accrued interest                                                653,000
                                                                   -------------
                                                                   $  10,120,000
                                                                   =============

     Payments due on the Senior Convertible Notes by maturity date, including interest accrued through March 31, 2000, are as follows at March 31, 2000:

         Notes, due January 2, 2001                                $   6,070,000
         Notes, due May 15, 2002                                       9,187,000
                                                                   -------------
                                                                   $  15,257,000
                                                                   =============

     Interest on the Senior Convertible Notes is payable in kind or in cash, at the Company's option. However, if the Company does not meet certain requirements commencing November 5, 2001, interest on the notes must be paid in cash. At any time, holders of the Notes may convert the principal amount, plus accrued interest not paid in cash (if any) into shares of the Company's common stock at a fixed conversion price of $0.25 per share. All of the Company's assets are pledged as security to certain of the purchasers of the Notes. Additionally, the note purchase agreements relating to the notes contain several covenants, which limit the Company's ability to incur additional indebtedness and to create any further lien, pledge, or encumbrance on any assets of the Company.

     During the three months ended March 31, 2000, $4,120,222 in aggregate principal amount of Senior Convertible Notes, plus accrued interest, was converted into 11,591,852 shares of common stock. During the year ended December 31, 1999, $925,000 in aggregate principal amount of Notes, plus accrued interest, was converted into 3,178,706 shares of common stock. There were no conversions of Notes during the three months ended March 31, 1999.

     For the three months ended March 31, 2000 and 1999, the Company recognized extraordinary items of $28,297 and $73,000, respectively, in the condensed statements of operations. The extraordinary charge for the three months ended March 31, 2000 is a result of the conversions of Senior Convertible Notes and the related write-off of a portion of deferred financing fees during the period. The extraordinary charge for the three months ended March 31, 1999 is a result of amendments made to certain of the Notes and related detachable warrants on March 31, 1999. These amendments were accounted for like, and reported in the same manner as, a debt extinguishment. The extraordinary item of $73,000 for the three months ended March 31, 1999 represents the increase in fair value of the detachable warrants as a result of the amendments.

     The Company recognized $400,881 and $114,210 of non-cash interest charges for the three months ended March 31, 2000 and 1999, respectively as a result of the amortization of discounts and deferred financing fees related to the Notes.

     It is not practicable to estimate the fair value of the Senior Convertible Notes at March 31, 2000 because a quoted market price for such securities is not available, the Company has not developed a valuation model necessary to make such an estimate, and the cost of obtaining an independent valuation would be prohibitive.

NOTE 5 - SETTLEMENT OF SHAREHOLDER NOTE RECEIVABLE

     On February 22, 2000, the Company reached a settlement agreement with the borrowers of $680,696 in principal amount of shareholder notes receivable. The Company agreed to release the borrowers' obligations under the notes in return for the borrowers' surrender of warrants to purchase 210,196 shares of common stock of the Company held by them. As a result of this settlement, the Company recorded a charge of $822,776 to additional paid-in capital during the three months ended March 31, 2000, reflecting the carrying amount of the notes and related interest accrued, which approximates the fair value of the warrants surrendered.

NOTE 6 - STOCK OPTIONS AND WARRANTS

On February 15, 2000, the Board of Directors of the Company granted to certain executive level employees (i) an aggregate of 440,000 Deferred Stock Units ("DSU's") and (ii) an aggregate of 585,000 non-qualified stock options under the Company's 1993 Stock Option Plan (the "Plan"). The non-qualified stock options have an exercise price of $4.1875 per share (the closing price of the Company's common stock on February 15, 2000). On March 24, 2000, the Board of Directors of the Company also granted to a certain executive level employee 500,000 non-qualified stock options under the Plan. The exercise price for these non-qualified stock options is $6.6094 (the closing price of the Company's Common Stock on March 24, 2000). The DSU's represent the right to receive an equivalent number of restricted shares of the Company's common stock. Both the DSU's and non-qualified stock options vest at the rate of 10%, 20%, 30% and 40% on the first, second, third and forth anniversary, respectively, of the date of grant. The executive level employees have the right to defer receipt of the common stock subject to the DSU's to a later date as elected by the employee.

The DSU's and the non-qualified stock options are subject to approval by the Company's stockholders of an amendment to the Company's Charter as well as amendment to the Company's 1993 Stock Option Plan. The measurement date for the DSU's and the non-qualified stock options is expected to be May 17, 2000, the anticipated date of the Company's Annual Stockholders' Meeting. The Company will recognize compensation expense for the DSU's over the vesting period based on their intrinsic value (the number of DSU's multiplied by the closing price of the Company's common stock on the measurement date).

During the three months ended March 31, 2000, warrants for an aggregate of 2,915,574 shares of the Company's common stock were exercised for proceeds of $2,756,327. No warrants were exercised during the three months ended March 31, 1999.

NOTE 7 - LEGAL PROCEEDINGS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     NOTE CONCERNING FORWARD-LOOKING STATEMENTS

     Because the Company wants to provide investors with more meaningful and useful information, this Report contains, and incorporates by reference, certain "forward-looking statements" that reflect the Company's current expectations regarding the future results of operations, performance and achievements of the Company. The Company has tried, wherever possible, to identify these forward-looking statements by using words such as "anticipates," "believes," "estimates," "expects," "plans," "intends" and similar expressions. These statements reflect the Company's current beliefs and are based on information currently available to it. Accordingly, these statements are subject to certain risks, uncertainties and contingencies, which could cause the Company's actual results, performance or achievements to differ materially from those expressed in, or implied by, such statements. These factors include, among others, the following: the Company's ability to obtain additional financing in the near future; the Company's history of net losses and the lack of assurance that the Company's earnings will be sufficient to cover fixed charges in the future; the degree to which the Company is leveraged, the fact that its assets are pledged and the restrictions imposed on the Company under its existing debt instruments, all of which may adversely affect the Company's ability to finance its future operations; uncertainty about the Company's ability to compete effectively against better capitalized competitors and to withstand downturns in its business or the economy generally; decline in demand for, and acceptance of, the Company's products; the adverse effects on the liquidity of the Company's common stock because of its delisting from the NASDAQ National Market in June 1999; volatility of the Company's common stock price; continued downward pressure on the prices charged for the Company's products due to competition of rival manufacturers of radio frequency and front end products for the wireless telecommunications market; the timing and receipt of customer orders; the Company's ability to attract and retain key personnel; and the effects of legal proceedings. A more complete description of these risks, uncertainties and assumptions is included in the Company's filings with the Securities and Exchange Commission, including those described under the heading "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. The Company undertakes no obligation to release publicly the results of any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events.

GENERAL

     The following is a discussion and analysis of the historical results of operations and financial condition of the Company and factors affecting the Company's financial resources. This discussion should be read in conjunction with the financial statements, including the notes thereto, set forth herein under "Part I. - Financial Information" and "Item 1. Financial Statements" and in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. This discussion contains forward-looking statements which involve certain risks, uncertainties and contingencies which could cause the Company's actual results, performance or achievements to differ materially from those expressed, or implied, by such forward-looking statements. Such forward-looking statements are qualified by reference to, and should be read in conjunction with, the language set forth above.

     The Company was founded in 1989 by ARCH Development Corporation, an affiliate of the University of Chicago, to commercialize superconducting technologies developed initially at Argonne National Laboratory. The Company uses its patented and proprietary high temperature superconducting materials technologies to develop and manufacture radio frequency ("RF") front-end products, which are designed to enhance the quality, capacity, coverage, and flexibility of cellular, personal communications services ("PCS") and other wireless telecommunications services.

RESULTS OF OPERATIONS

     The Company's net sales decreased $339,537, or 66.3%, to $172,363 for the three months ended March 31, 2000 from $511,900 for the three months ended March 31, 1999, primarily as a result of lower unit volume. The Company anticipates its net sales to remain flat in 2000 based on forecasts of slow domestic expansion by cellular operators and a delayed deployment of sales to international markets.

     Cost of sales decreased to $649,083 for the three months ended March 31, 2000 from $1,009,026 for the same period in 1999. The reduction in cost of sales was due to the decrease in sales volume, offset by the effects of low utilization levels and excess capacity. The Company expects the cost of sales to exceed net sales until it manufactures and ships a significantly higher amount of its commercial products.

     The Company's research and development expenses decreased to $306,328 for the three months ended March 31, 2000, from $521,563 for the same period in 1999, a decrease of 41.3%. These costs were lower due to the successful development of the Company's core products, increased efficiency in the Company's development processes, and personnel reductions. During the remainder of 2000, management expects research and development expenditures to continue on a consistent level.

     Selling and marketing expenses decreased to $184,525 for the three months ended March 31, 2000, from $456,515 for the same period in 1999, a decrease of 59.6%. The decrease in these expenses was due to a decrease in personnel and reduced travel, trade show, delivery and advertising costs. Management expects selling and marketing expenses to increase during 2000 from current levels as sales and marketing efforts are expanded for the Company's All Temperature Performance ("ATP(TM)") filter product.

     General and administrative expenses increased to $1,065,230 for the three months ended March 31, 2000, from $708,519 for the same period in 1999, an increase of 50.3%. This increase was primarily attributable to an increase in consulting, travel and professional costs. Consulting costs increased as a result of upgrades made to information systems infrastructure, travel costs were higher as management pursued new relationships with customers in Europe and Asia, and professional fees increased due to the Company's application for listing on the NASDAQ Small-Cap Market, strategic initiatives, and press releases.

     Non-cash interest expense increased to $400,881 for the three months ended March 31, 2000 from $114,210 for the same period in 1999, an increase of 251.0%. The increase in this expense is primarily a result of the issuance of an aggregate of $9,300,000 of Senior Convertible Notes in March 1999, November 1999, December 1999 and March 2000 at higher effective rates of interest.

     For the three months ended March 31, 2000 and 1999, the Company recognized extraordinary items of $28,297 and $73,000, respectively. The extraordinary charge for the three months ended March 31, 2000 is a result the conversions of Senior Convertible Notes and the related write-off of a portion of deferred financing fees during the period. The extraordinary charge for the three months ended March 31, 1999 is a result of amendments made to certain of the Senior Convertible Notes and related detachable warrants on March 31, 1999. These amendments were accounted for like, and reported in the same manner as, a debt extinguishment. The extraordinary item of $73,000 for the three months ended March 31, 1999 represents the increase in fair value of the detachable warrants as a result of the amendments.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2000, the Company's cash and cash equivalents, including restricted certificates of deposit, were $5,755,734, an increase of $4,740,448 from the balance at December 31, 1999 of $1,015,286. This increase primarily reflects proceeds received during the three months ended March 31, 2000 from the new issuance of Senior Convertible Notes and the exercise of warrants of $4,000,000 and $2,756,327, respectively, reduced by the use of $2,052,111 of cash for operations.

     The continuing development of and expansion in sales of the Company's RF filter product lines will require continued commitment of substantial funds to undertake continued product development and manufacturing activities and to market and sell its RF front-end products. The actual amount of the Company's future funding requirements will depend on many factors, including: the amount and timing of future revenues, the level of product marketing and sales efforts to support the Company's commercialization plans, the magnitude of the Company's research and product development programs, the ability of the Company to improve product margins, the cost of additional plant and equipment for manufacturing and the costs involved in protecting the Company's patents or other intellectual property.

     Despite the new issuance of Senior Convertible Notes in March 2000 and the receipt of proceeds from the exercise of warrants in the three months ended March 31, 2000, the Company believes that during the fourth quarter of 2000, it will require substantial additional funds to finance its operations and to re-pay or re-finance $6.1 million of Senior Convertible Notes due January 2, 2001, if such notes are not converted by that date. The Company expects, given current business conditions, that there exists a reasonable probability that such conversion will occur. The Company's strategy to generate sufficient working capital to fund its operations and cash requirements in the future includes: increasing sales and advancing market penetration by selling its products to original equipment manufacturers and customers both domestically and in overseas markets; building strong and enduring relationships with existing customers and expanding product offerings to meet varying customer needs; and reducing product costs through redesign, economies of scale in material purchases, the refinement of manufacturing processes, and further reductions in overhead. The Company is actively seeking financing in order to obtain working capital to continue its operations according to its current operating plan through the fourth quarter of 2000 and beyond. To that end, the Company has commenced discussions with potential strategic and financial investors, with the goal to secure additional financing by the fourth quarter. The Company intends to enter into negotiations with the purchasers of the Senior Convertible Notes due January 2, 2001 to extend the maturity of these notes. Additionally, the Company has entered into a factoring agreement, which expires on September 27, 2000 and is subject to renewal for successive twelve month periods, whereby the Company may assign and sell its interest, on a full recourse basis, in its present and future trade accounts receivable, subject to the consent of its current investors. The Company has pledged its receivables and inventory as collateral under the factoring agreement.

     The Company's Senior Convertible Notes contain restrictions limiting the Company's ability to incur additional indebtedness or to pay dividends (other than in shares of Common Stock) and are secured by the Company's assets. This may adversely affect the Company's ability to raise additional equity or debt financing. In the event that the Company fails to achieve break-even or positive operating income during the second quarter of 2001, the Notes may become immediately due and payable unless the holders thereof agree to modify or waive such provision. In addition, the Company's Common Stock was de-listed from trading on the NASDAQ National Market in June 1999 due to the Company's continuing inability to meet the net tangible assets requirement for continued listing. The

Common Stock is now traded in the over-the-counter market and quoted on the National Association of Securities Dealers, Inc. electronic bulletin board. This does not provide the same liquidity for the trading of securities as the NASDAQ National Market. In February 2000, the Company applied to NASDAQ for listing of the Company's Common Stock on the NASDAQ Small-Cap Market. However, there can be no assurance that the Common Stock will be listed.

     If the Company is unable to obtain adequate funds when needed in the future, the Company would be required to substantially delay, scale-back or eliminate the manufacturing, marketing or sales of one or more of its products or research and development programs, or may be required to obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, or potential products that the Company would not otherwise relinquish. In particular, if the Company does not secure adequate additional financing, the Company believes that it may not be able to continue as a going concern.

     The Company is currently conducting discussions with several unrelated parties regarding potential strategic business opportunities, acquisitions or alliances that may take a number of different forms, including contractual licensing relationships or joint venture relationships. These discussions have not developed to a point where a structure or specific terms and conditions have been definitively agreed upon. There can be no assurance that the discussions will lead to any business opportunities or alliances, or that any transactions will be consummated.


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

     The Company filed a motion for summary judgment against Mr. Siegler, which was on hold pending the deposition of an expert retained by Mr. Siegler in the case. The Company deposed this witness in March 2000, after which the court entered a briefing schedule on the motion for summary judgement. Currently, the Company is preparing a reply to the plaintiff's response to the summary judgement motion, which will be filed in May. A hearing date has been set for June.

     The Company believes that the suit is without merit and intends to continue to defend itself vigorously in this litigation. However, if Mr. Siegler prevails in this litigation and is awarded damages in accordance with the formula described above, such judgment would have a material adverse effect on the Company's operating results and financial condition.

Note Litigation

     On July 10, 1997, the Company filed a complaint against Sheldon Drobny; Howard L. "Buzz" Simons, joint tenant with Aric and Corey Simons; Aaron Fischer; Stewart Shiman; Sharon D. Gonsky, d/b/a SDG Associates; Gregg Rosenberg; Stacey Rosenberg; Merrill Weber & Co., Inc.; Drobny/Fischer Partnership, an Illinois general partnership; and Ruben Rosenberg (collectively, the "Borrowers"), and Paradigm Venture Investors, L.L.C. (the "Guarantor") in the Circuit Court of Cook County, Illinois, County Department, Law Division. The complaint sought to enforce the terms of loans made to the Borrowers by the Company and evidenced by promissory notes dated December 13, 1996, in the original aggregate principal amount of $680,696 and the guarantee by the Guarantor of the Borrowers' obligations under these promissory notes. The Borrowers' notes were issued to the Company in connection with the Borrowers' exercise of warrants to purchase shares of the Common Stock in December 1996. In September 1997, the Borrowers filed a counterclaim alleging that they exercised the warrants in reliance on the Company's alleged fraudulent representations to certain Borrowers concerning a third-party's future underwriting of a secondary public offering of the Common Stock.

     On February 22, 2000, the Company reached a settlement agreement with the Borrowers, whereby the Company agreed to release the Borrowers' obligations under the notes in return for the Borrowers' surrender of 210,196 warrants to purchase common stock of the Company held by them and discharge of their counterclaims. As a result of this settlement, the Company recorded a charge of $822,776 to additional paid-in capital during the three months ended March 31, 2000, reflecting the carrying amount of the notes and related interest accrued, which approximates the fair value of the warrants surrendered.

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

     In February 1998, the Company and the Named Directors filed a motion to dismiss Mr. Lipman's complaint. The motion presented arguments that the claims of Mr. Lipman and the putative class are barred by the business judgment rule and the plaintiff's failure to fulfill the legal prerequisites for filing an action against the Named Directors. In June 1998, the court granted the Company's and the Named Directors' motion to dismiss the complaint. Thereafter Mr. Lipman filed an amended complaint against the Named Directors but excluding the Company itself as a defendant. The amended complaint alleged that the Named Directors breached their duties of loyalty and due care to the putative class of stockholders by selecting financing for the Company in June 1997 and thereafter drawing two tranches of the financing. The amended complaint sought certification of a class consisting of all owners of the Common Stock during the period from May 15, 1997 through December 31, 1997, excluding the Named Directors. Mr. Lipman's amended complaint alleges that the stock owned by the putative class lost $61 million due to the financing the Named Directors selected, and sought an unspecified amount of compensatory and punitive damages. The Named Directors filed a motion to dismiss Mr. Lipman's amended complaint which the court granted in December 1998, finding that Mr. Lipman still had failed to fulfill the prerequisites for maintaining a shareholder derivative action against the Named Directors. In January 1999, Mr. Lipman and two added former stockholders filed a second amended complaint against the Named Directors and again including the Company itself as a defendant. The second amended complaint alleged that the Named Directors breached their duties of loyalty and due care to the putative class and further alleged that the purported devaluation of the plaintiffs' stock resulting from the June 1997 financing was an improper "assessment" on the plaintiffs' shares for which they sought an unspecified amount of compensatory and punitive damages. The Company and the Named Directors filed a motion to dismiss the second amended complaint which the Court granted in April 1999, finding that (i) the plaintiffs could not assert their stock devaluation claims, except derivatively, and (ii) the plaintiffs still had failed to fulfill the prerequisites for maintaining a shareholder derivative action against the Named Directors. In May 1999, the plaintiffs filed a third amended complaint against the Company and the Named Directors.

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

     An amended complaint dated September 2, 1999 was served on the Company. The amended complaint raises the same claims alleged in the original complaint. As a "nominal defendant" the Company, by agreement with the plaintiff, has not responded to the lawsuit, but has reserved its right to move to dismiss any amended pleading.

       Defendants moved to dismiss the amended complaint in February 2000. In response, the plaintiff has cross-moved for leave to amend his complaint again. The proposed new pleading adds Alexander Finance, LP as a defendant for the
Section 16(b) claims, but also proposes state law breach of fiduciary duty claims against current directors Edward W. Laves, Howard Hoffman, Tom L. Powers, Mark D. Brodsky, George Calhoun and Sam Perlman and former directors Robert D. Mitchum and Terry S. Parker, based on the board of directors' decision to issue securities to the defendants at $0.25 per share.

     The Company intends to defend itself vigorously in the matters described above and believes that the resolution of these matters will not have a material adverse effect on the financial condition, results of operations, or cash flows of the Company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Information concerning the Senior Convertible Notes and Warrants issued by the Company on March 27, 2000 and not registered under the Securities Act of 1933 is incorporated herein by reference from the Company's Current Report on Form 8-K dated and filed on March 28, 2000. The securities issued were not registered under the Securities Act of 1933, in reliance upon the exemption in
Section 4(2) thereof for a transaction by an issuer not involving a public offering, based upon the fact that the sale was made exclusively to financially sophisticated institutional investors with which the Company had a pre-existing relationship, which represented that they were acquiring the securities for their own account for investment purposes and not for distribution.

     The terms of the Company's debt, including the securities issued in March 2000, prohibit the Company from paying dividends on its Common Stock (other than in shares of Common Stock).

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     Exhibits are listed in the Exhibit Index, which list is incorporated herein by reference.

(b)  Reports on Form 8-K:

       A Current Report on Form 8-K, dated and filed March 17, 2000.

       A Current Report on Form 8-K, dated and filed March 28, 2000.

                                   SIGNATURES


         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                               ILLINOIS SUPERCONDUCTOR CORPORATION


Date: May 12, 2000             By:  /s/ GEORGE CALHOUN
                                   ---------------------------------------------
                                   George Calhoun
                                   Chief Executive Officer
                                   (Principal Executive Officer)


Date: May 12, 2000             By:  /s/ CYNTHIA QUIGLEY
                                   ---------------------------------------------
                                   Cynthia Quigley
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

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

     4.23 Letter Agreement, dated November 5, 1999, by and among the Company and Elliott Associates, L.P., Westgate International, L.P. and Alexander Finance, LP (the "Investors"), incorporated by reference to Exhibit 10(a) to the Company's Form 8-K, dated November 5, 1999 and filed November 15, 1999.

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

     4.26 Letter Agreement, dated November 12, 1999 amending the Letter Agreement identified as Exhibit 4.23, above.*

     4.27 Securities Purchase Letter Agreement dated December 28, 1999, by and among the Company and the Investors.*

     4.28 Securities Purchase Letter Agreement dated March 27, 2000, by and among the Company and the Investors.*

     10.1 1993 Amended and Restated Stock Option Plan, as amended, incorporated by reference to Exhibit A to the Company's Proxy Statement filed with the SEC on April 7, 2000.**

     10.20 Employment Agreement dated April 12, 1999 between the Company and Amr Abdelmonem, incorporated by reference Exhibit 10.20 to the Company's Registration Statement on Form S-2, as amended, filed with the SEC on July 9, 1999, Registration No. 333-77337.

     27.      Financial Data Schedule.*

*   Filed herewith.
** Management Contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q.