Form 10-Q
period 2000-06-30
ILLINOIS SUPERCONDUCTOR CORPORATION
filed 2000-08-11
CIK 888693

================================================================================






                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                 ---------------

                                    FORM 10-Q
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to
     __________

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
          (Address and telephone number of principal executive offices)


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   |X|   No
                                             --------    --------

     On August 1, 2000, 30,925,457 shares of the registrant's Common Stock, par value $0.001 per share, were outstanding.

================================================================================

                                TABLE OF CONTENTS



                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements .....................................................................    3

          Condensed Balance Sheets as of June 30, 2000 (unaudited) and December 31, 1999 .........    3

          Condensed Statements of Operations (unaudited) for the three months ended June 30, 2000
          and 1999, and the six months ended June 30, 2000 and 1999 ..............................    4

          Condensed Statements of Cash Flows (unaudited) for the three months ended June 30, 2000
          and 1999, and the six months ended June 30, 2000 and 1999 ..............................    5

          Notes to Condensed Financial Statements ................................................    6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations ....    9

Item 3. Quantitative and Qualitative Disclosures About Market Risk ...............................   12



                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings ........................................................................   13

Item 2. Changes in Securities and Use of Proceeds ................................................   15

Item 3. Defaults Upon Senior Securities ..........................................................    *

Item 4. Submission of Matters to a Vote of Security Holders ......................................   15

Item 5. Other Information ........................................................................    *

Item 6. Exhibits and Reports on Form 8-K .........................................................   16

----------
* No reportable information under this item.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       ILLINOIS SUPERCONDUCTOR CORPORATION
                            CONDENSED BALANCE SHEETS

                                                                            JUNE 30,      DECEMBER 31,
                                                                              2000           1999
                                                                         ------------    ------------
                                                                          (UNAUDITED)
ASSETS:
     Current assets:
       Cash and cash equivalents                                         $  3,219,261    $    723,711
       Inventories                                                            846,092       1,092,713
       Accounts receivable, net                                                46,025         175,801
       Prepaid expenses and other                                             199,744         428,475
                                                                         ------------    ------------
     Total current assets                                                   4,311,122       2,420,700

     Property and equipment:
       Property and equipment                                               8,153,841       8,089,169
       Less: accumulated depreciation                                      (5,824,986)     (5,433,808)
                                                                         ------------    ------------
     Net property and equipment                                             2,328,855       2,655,361

     Restricted certificates of deposit                                       259,653         291,575
     Patents and trademarks, net                                              602,784         592,823
     Deferred financing fees, net                                              37,293          78,700
     Deferred acquisition costs                                               146,096            --
                                                                         ------------    ------------
     Total assets                                                        $  7,685,803    $  6,039,159
                                                                         ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY):
       Current liabilities:
       Accounts payable                                                  $    461,953    $    990,913
       Accrued liabilities                                                    681,828         589,043
       Current portion of Senior Convertible Notes, net of discount         2,756,224            --
       Current portion of other long-term debt                                  9,383           9,020
                                                                         ------------    ------------
     Total current liabilities                                              3,909,388       1,588,976

     Senior Convertible Notes, net of discount                              7,737,685      13,002,068
     Accrued interest on Senior Convertible Notes                             703,850         638,743
     Other long-term debt, less current portion                                 5,179          10,074
     Deferred occupancy costs                                                  90,910          91,010

     Stockholders' equity (net capital deficiency):
       Preferred stock; 300,000 shares authorized; No shares
         issued and outstanding at June 30, 2000 and December 31,                --              --
         1999
       Common stock ($.001 par value); 250,000,000 shares
         authorized; 30,923,057 and 15,753,001 shares issued and
         outstanding at June 30, 2000 and December 31, 1999,                   30,923          15,753
         respectively
       Additional paid-in capital                                          84,297,461      74,249,643
       Notes receivable from stockholders                                        --          (680,696)
       Accumulated deficit                                                (89,089,593)    (82,876,412)
                                                                         ------------    ------------
     Total stockholders' equity (net capital deficiency)                   (4,761,209)     (9,291,712)
                                                                         ------------    ------------
     Total liabilities and stockholders' equity (net capital             $  7,685,803    $  6,039,159
       deficiency)                                                       ============    ============



NOTE: The condensed balance sheet as of December 31, 1999 has been derived from the audited financial statements for that date but does not include all of the information and accompanying notes required by generally accepted accounting principles for complete financial statements.

See the accompanying Notes which are an integral part of the Condensed Financial Statements.

                       ILLINOIS SUPERCONDUCTOR CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                     THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                        2000            1999            2000             1999
                                    ------------    ------------    ------------    ------------
Net sales                           $     14,800    $    317,159    $    187,163    $    829,059

Costs and expenses:
   Cost of sales                         330,162         946,550         979,245       1,955,576
   Research and development              713,793         440,057       1,020,121         961,620
   Selling and marketing                 215,279         447,257         399,804         903,772
   General and administrative          1,501,779         725,356       2,567,009       1,433,875
                                    ------------    ------------    ------------    ------------
Total costs and expenses               2,761,013       2,559,220       4,966,179       5,254,843
                                    ------------    ------------    ------------    ------------
Operating loss                        (2,746,213)     (2,242,061)     (4,779,016)     (4,425,784)

Other income (expense):
   Interest income                        67,487          48,690          91,867          87,046
   Non-cash interest expense on
     Senior Convertible Notes         (1,083,752)       (228,450)     (1,484,632)       (351,021)
   Other interest expense                (15,559)         (2,193)        (17,143)         (9,039)
   Other income (expense), net            (3,917)           --             4,040            --
                                    ------------    ------------    ------------    ------------
                                      (1,035,741)       (181,953)     (1,405,868)       (273,014)
                                    ------------    ------------    ------------    ------------
Loss before extraordinary item        (3,781,954)     (2,424,014)     (6,184,884)     (4,698,798)
Extraordinary item - debt
   extinguishment                           --              --           (28,297)        (73,000)
                                    ------------    ------------    ------------    ------------
Net loss                            $ (3,781,954)   $ (2,424,014)   $ (6,213,181)   $ (4,771,798)
                                    ============    ============    ============    ============

Basic and diluted loss per share
   before extraordinary item        $      (0.12)   $      (0.19)   $      (0.23)   $      (0.37)
Extraordinary item - debt
   extinguishment                           --              --              --             (0.01)
                                    ------------    ------------    ------------    ------------
Basic and diluted loss per share    $      (0.12)   $      (0.19)   $      (0.23)   $      (0.38)
                                    ============    ============    ============    ============

Weighted average number of common
   shares outstanding                 30,560,776      12,630,461      27,585,386      12,594,105
                                    ============    ============    ============    ============


See the accompanying Notes which are an integral part of the Condensed Financial Statements.

                       ILLINOIS SUPERCONDUCTOR CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      SIX MONTHS ENDED JUNE 30,
                                                                         2000           1999
                                                                     -----------    -----------
OPERATING ACTIVITIES:
Net loss                                                             $(6,213,181)   $(4,771,798)
   Adjustments to reconcile net loss to net cash used in operating activities:
   Extraordinary item - debt extinguishment                               28,297         73,000
   Depreciation and amortization                                         407,858        478,666
   Gain on sale of property and equipment                                   --          (12,701)
   Write-off of capitalized patent costs                                  31,775           --
   Non-cash interest expense on Senior Convertible Notes               1,484,632        351,021
   Changes in operating assets and liabilities                            (8,424)      (200,999)
                                                                     -----------    -----------
Net cash used in operating activities                                 (4,269,043)    (4,082,811)
                                                                     -----------    -----------

INVESTING ACTIVITIES:
   Decrease in restricted certificates of deposit                         31,922           --
   Payment of patent costs                                               (58,417)       (40,318)
   Payment of deferred acquisition costs                                (146,096)          --
   Proceeds from sale of property and equipment                             --           37,902
   Acquisition of property and equipment                                 (64,671)      (100,820)
                                                                     -----------    -----------
Net cash provided by (used in) investing activities                     (237,262)      (103,236)
                                                                     -----------    -----------

FINANCING ACTIVITIES:
   Proceeds from issuance of Senior Convertible Notes                  4,000,000      3,300,000
   Exercise of stock options                                             116,727            204
   Exercise of warrants                                                2,889,660           --
   Net (decrease) increase in other long-term debt                        (4,532)         9,577
                                                                     -----------    -----------
Net cash provided by financing activities                              7,001,855      3,309,781
                                                                     -----------    -----------

Increase (decrease) in cash and cash equivalents                       2,495,550       (876,266)
Cash and cash equivalents at beginning of period                         723,711      2,152,595
                                                                     -----------    -----------
Cash and cash equivalents at end of period                           $ 3,219,261    $ 1,276,329
                                                                     ===========    ===========



See the accompanying Notes which are an integral part of the Condensed Financial Statements.

                       ILLINOIS SUPERCONDUCTOR CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements, including the notes thereto, included in the Illinois Superconductor Corporation (the "Company") Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

NOTE 2 - NET LOSS PER SHARE

     Basic and diluted net loss per share is computed based on the weighted average number of common shares outstanding. Common shares issuable upon the exercise of options and warrants and conversion of the Company's Senior Convertible Notes are not included in the per share calculations since the effect of their inclusion would be antidilutive.

NOTE 3 - INVENTORIES

     Inventories consisted of the following:

                                               JUNE 30, 2000  DECEMBER 31, 1999
                                               -------------  -----------------

Raw materials ................................   $  541,000      $  736,000
Work in process ..............................       95,000            --
Finished product .............................      210,000         357,000
                                                 ----------      ----------
                                                 $  846,000      $1,093,000
                                                 ==========      ==========

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

     At June 30, 2000, the amount of outstanding Senior Convertible Notes, net of discounts and including accrued interest, recognized in the condensed balance sheet is as follows:

     Notes, due May 15, 2002 and bearing interest at 2%       $   959,000
     Notes, due May 15, 2002 and bearing interest at 6%         6,778,000
     Notes, due January 2, 2001 and bearing interest at 10%     2,534,000
     Accrued interest                                             927,000
                                                              -----------
                                                              $11,198,000
                                                              ===========

     Payments due on the Senior Convertible Notes by maturity date, including interest accrued through June 30, 2000, are as follows at June 30, 2000:

     Notes, due January 2, 2001                               $ 6,222,000
     Notes, due May 15, 2002                                    9,309,000
                                                              -----------
                                                              $15,531,000
                                                              ===========

     Interest on the Senior Convertible Notes is payable in kind or in cash, at the Company's option. However, if the Company does not meet certain requirements commencing November 5, 2000, interest on the notes must be paid in cash. At any time, holders of the Notes may convert the principal amount, plus accrued interest not paid in cash (if any) into shares of the Company's common stock at a fixed conversion price of $0.25 per share. All of the Company's assets are pledged as security to certain of the purchasers of the Notes. Additionally, the note purchase agreements relating to the Notes contain several covenants, which limit the Company's ability to incur additional indebtedness and to create any further lien, pledge, or encumbrance on any assets of the Company.

     During the six months ended June 30, 2000, $4,120,222 in aggregate principal amount of Senior Convertible Notes, plus accrued interest, was converted into 11,562,457 shares of common stock. During the six months ended June 30, 1999, $200,000 in aggregate principal amount of Senior Convertible Notes, plus accrued interest, was converted into 188,363 shares of common stock.

     For the six months ended June 30, 2000 and 1999, the Company recognized extraordinary items of $28,297 and $73,000, respectively, in the condensed statements of operations related to the Senior Convertible Notes.

     The Company recognized $1,083,752 and $228,450 of non-cash interest charges for the three months ended June 30, 2000 and 1999, respectively, and $1,484,632 and $351,021 of non-cash interest charges for the six months ended June 30, 2000 and 1999. These non-cash interest charges were a result of the amortization of discounts and deferred financing fees and the accrual of pay in kind interest related to the Notes.

     It is not practicable to estimate the fair value of the Senior Convertible Notes at June 30, 2000 because a quoted market price for such securities is not available, the Company has not developed a valuation model necessary to make such an estimate, and the cost of obtaining an independent valuation would be prohibitive.

NOTE 5 - SETTLEMENT OF SHAREHOLDER NOTE RECEIVABLE

     On February 22, 2000, the Company reached a settlement agreement with the borrowers of $680,696 in principal amount of shareholder notes receivable. The Company agreed to release the borrowers' obligations under the notes in return for the borrowers' surrender of warrants to purchase 210,196 shares of common stock of the Company held by them. As a result of this settlement, the Company recorded a charge of $822,776 to additional paid-in capital in February 2000, reflecting the carrying amount of the notes and related interest accrued, which approximates the fair value of the warrants surrendered.

NOTE 6 - STOCK OPTIONS AND WARRANTS

     On February 15, 2000, the Board of Directors of the Company granted to certain executive level employees (i) an aggregate of 440,000 Deferred Stock Units ("DSU's") and (ii) an aggregate of 585,000 non-qualified stock options under the Company's 1993 Amended and Restated Stock Option Plan (the "Plan"). The DSU's represent the right to receive an equivalent number of restricted shares of the Company's common stock. The non-qualified stock options have an exercise price of $4.1875 per share (the closing price of the Company's common stock on February 15, 2000). On March 24, 2000, the Board of Directors of the Company also granted to a certain executive level employee 500,000 non-qualified stock options under the Plan. The exercise price for these non-qualified stock options is $6.6094 (the closing price of the Company's common stock on March 24, 2000). Both the DSU's and non-qualified stock options vest at the rate of 10%, 20%, 30% and 40% on the first, second, third and fourth anniversary, respectively, of the date of grant. The executive level employees have the right to defer receipt of the common stock subject to the DSU's to a later date as elected by the employee.

     The DSU's and the non-qualified stock options were granted subject to approval by the Company's stockholders of an amendment to the Company's Charter as well as amendment to the Company's 1993 Stock Option Plan. On July 18, 2000, the Company's stockholders' approved the amendment to the Company's Charter and the amendment to the Plan. Beginning in the third quarter of 2000, the Company will recognize compensation expense for the DSU's over the vesting period based on their intrinsic value of $1,925,000, which is the number of DSU's multiplied by the closing price of the Company's common stock on July 18, 2000, the measurement date.

     During the six months ended June 30, 2000, warrants for an aggregate of 3,448,907 shares of the Company's common stock were exercised for proceeds of $2,889,660. No warrants were exercised during the six months ended June 30, 1999.

     In March 2000 the Financial Accounting Standards Board issued FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25. The Company is required to adopt the Interpretation on July 1, 2000. The Interpretation requires that stock options that have been modified to reduce the exercise price be accounted for as variable. The Company has repriced options on May 10, 1999 and in accordance with generally accepted accounting principles accounts for the repriced stock options as fixed. As a result of adopting the Interpretation, the Company will be required to apply variable accounting to these options and if the market price of the Company's stock increases it will recognize additional compensation expense that it otherwise would not have incurred. However, the impact cannot be determined as it is dependent on the change in the market price of the stock from July 1, 2000 until the stock options are exercised, forfeited, or expire unexercised.

NOTE 7 - SUBSEQUENT EVENTS

     On July 18, 2000, the stockholders of the Company approved an increase in the total authorized capital stock of the Company from 60,100,000 shares to 250,300,000 shares. The number of authorized shares of common stock was increased from 60,000,000 shares to 250,000,000 shares, and the number of authorized shares of preferred stock was increased from 100,000 shares to 300,000 shares.

     On August 8, 2000, the Company acquired all of the outstanding shares of capital stock of Spectral Solutions, Inc. ("SSI"), in exchange for 3,500,000 shares of the Company's common stock and the assumption of certain options held by SSI shareholders. SSI develops and manufactures cryogenic superconducting RF front-end systems for the wireless industry.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     NOTE CONCERNING FORWARD-LOOKING STATEMENTS

     Because the Company wants to provide investors with more meaningful and useful information, this Report contains, and incorporates by reference, certain "forward-looking statements" that reflect the Company's current expectations regarding the future results of operations, performance and achievements of the Company. The Company has tried, wherever possible, to identify these forward-looking statements by using words such as "anticipates," "believes," "estimates," "expects," "plans," "intends" and similar expressions. These statements reflect the Company's current beliefs and are based on information currently available to it. Accordingly, these statements are subject to certain risks, uncertainties and contingencies, which could cause the Company's actual results, performance or achievements to differ materially from those expressed in, or implied by, such statements. These factors include, among others, the following: the ability to integrate SSI's and the Company's businesses as a result of the merger with SSI; the Company's ability to obtain additional financing in the near future; the Company's history of net losses and the lack of assurance that the Company's earnings will be sufficient to cover fixed charges in the future; the degree to which the Company is leveraged, the fact that its assets are pledged and the restrictions imposed on the Company under its existing debt instruments, all of which may adversely affect the Company's ability to finance its future operations; uncertainty about the Company's ability to compete effectively against better capitalized competitors and to withstand downturns in its business or the economy generally; decline in demand for, and acceptance of, the Company's products; the adverse effects on the liquidity of the Company's common stock because of its delisting from the NASDAQ National Market in June 1999; volatility of the Company's common stock price; continued downward pressure on the prices charged for the Company's products due to competition of rival manufacturers of radio frequency and front end products for the wireless telecommunications market; the timing and receipt of customer orders; the Company's ability to attract and retain key personnel; and the effects of legal proceedings. A more complete description of these risks, uncertainties and assumptions is included in the Company's filings with the Securities and Exchange Commission, including those described under the heading "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. The Company undertakes no obligation to release publicly the results of any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2000 and 1999

     The Company's net sales decreased $302,359, or 95.3%, to $14,800 for the three months ended June 30, 2000 from $317,159 for the three months ended June 30, 1999, as a result of lower unit volume. The Company anticipates its unit volume to remain at a reduced pace in 2000 based on forecasts of slow domestic expansion by cellular operators and a delayed deployment of sales to international markets.

     Cost of sales decreased to $330,162 for the three months ended June 30, 2000 from $946,550 for the same period in 1999. The reduction in cost of sales was due to the decrease in sales volume, lower provisions for obsolete inventory, and favorable benefits from the completion of supplier concession plans, offset by the effects of low utilization levels and excess capacity. The Company expects cost of sales to exceed net sales until it manufactures and ships a significantly higher amount of its commercial products.

     The Company's research and development expenses increased to $713,793 for the three months ended June 30, 2000, from $440,057 for the same period in 1999, an increase of 62.2%. These costs were higher primarily as a result of a collaborative research agreement, which began during the second quarter of 2000, and higher prototype spending on the Company's recently announced All Temperature Performance ("ATP(TM)") filter product. During the remainder of 2000, management expects research and development expenditures to continue on a consistent level.

     Selling and marketing expenses decreased to $215,279 for the three months ended June 30, 2000, from $447,257 for the same period in 1999, a decrease of 51.9%. The decrease in these expenses was due to a decrease in personnel and reduced sales-related travel costs. Management expects selling and marketing expenses to increase during 2000 from current levels as sales and marketing efforts are expanded for the Company's ATP(TM) filter product.

     General and administrative expenses increased to $1,501,779 for the three months ended June 30, 2000, from $725,356 for the same period in 1999, an increase of 107.0%. This increase was primarily attributable to an increase in consulting, travel and professional costs. Consulting costs increased as a result of upgrades made to information systems infrastructure, travel costs were higher as management pursued new relationships with customers in Europe and Asia, and professional fees increased due to the Company's strategic initiatives and its prolonged proxy solicitation in connection with its annual meeting.

     Non-cash interest expense increased to $1,083,752 for the three months ended June 30, 2000 from $228,450 for the same period in 1999, an increase of 374.4%. The increase in this expense is primarily a result of the issuance of an aggregate of $6,000,000 of Senior Convertible Notes in November 1999, December 1999 and March 2000 at higher effective rates of interest.

Six Months Ended June 30, 2000 and 1999

     The Company's net sales decreased $641,896, or 77.4%, to $187,163 for the six months ended June 30, 2000 from $829,059 for the six months ended June 30, 1999, as a result of lower unit volume. The Company anticipates its unit volume to remain at a reduced pace in 2000 based on forecasts of slow domestic expansion by cellular operators and a delayed deployment of sales to international markets.

     Cost of sales decreased to $979,245 for the six months ended June 30, 2000 from $1,955,576 for the same period in 1999. The reduction in cost of sales was due to the decrease in sales volume, lower provisions for obsolete inventory, and favorable benefits from the completion of supplier concession plans, offset by the effects of low utilization levels and excess capacity.

     The Company's research and development expenses increased to $1,020,121 for the six months ended June 30, 2000, from $961,620 for the same period in 1999, an increase of 6.1%. These costs were higher as a result of a collaborative research agreement, which began during the second quarter of 2000, and higher prototype spending on the Company's recently announced All Temperature Performance ("ATP(TM)") filter product. These costs were offset by reduced travel expenditures.

     Selling and marketing expenses decreased to $399,804 for the six months ended June 30, 2000, from $903,772 for the same period in 1999, a decrease of 55.8%. The decrease in these expenses was due to a decrease in personnel and reduced travel, trade show, delivery, and advertising costs.

     General and administrative expenses increased to $2,567,009 for the six months ended June 30, 2000, from $1,433,875 for the same period in 1999, an increase of 79.0%. This increase was primarily attributable to an increase in consulting, travel and professional costs. Consulting costs increased as a result of upgrades made to information systems infrastructure, travel costs were higher as management pursued new relationships with customers in Europe and Asia, and professional fees increased due to the Company's strategic initiatives and its prolonged proxy solicitation and annual meeting timetable.

     Non-cash interest expense increased to $1,484,632 for the six months ended June 30, 2000 from $351,021 for the same period in 1999, an increase of 322.9%. The increase in this expense is primarily a result of the issuance of an aggregate of $9,300,000 of Senior Convertible Notes in March 1999, November 1999, December 1999 and March 2000 at higher effective rates of interest.

     For the six months ended June 30, 2000 and 1999, the Company recognized extraordinary items of $28,297 and $73,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2000, the Company's cash and cash equivalents were $3,219,261, an increase of $2,495,550 from the balance at December 31, 1999 of $723,711. This increase primarily reflects proceeds received during the six months ended June 30, 2000 from the new issuance of Senior Convertible Notes and the exercise of warrants and stock options of $4,000,000 and $3,006,387, respectively, reduced by the use of $4,269,043 of cash for operations.

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

     Despite the new issuance of Senior Convertible Notes in March 2000 and the receipt of proceeds from the exercise of warrants and stock options in the six months ended June 30, 2000, the Company believes that during the fourth quarter of 2000, it will require substantial additional funds to finance its operations and to re-pay or re-finance $6.2 million of Senior Convertible Notes due January 2, 2001, if such notes are not converted by that date. The Company expects, given current business conditions, that there exists a reasonable probability that such conversion will occur. The Company's strategy to generate sufficient working capital to fund its operations and cash requirements in the future includes: increasing sales and advancing market penetration by selling its products to original equipment manufacturers and customers both domestically and in overseas markets; building strong and enduring relationships with existing customers and expanding product offerings to meet varying customer needs; and reducing product costs through redesign, economies of scale in material purchases, the refinement of manufacturing processes, and further reductions in overhead. The Company is actively seeking financing in order to obtain working capital to continue its operations according to its current operating plan through the fourth quarter of 2000 and beyond. To that end, the Company has commenced discussions with potential strategic and financial investors, with the goal to secure additional financing by the fourth quarter. The Company intends to enter into negotiations with the purchasers of the Senior Convertible Notes due January 2, 2001 to extend the maturity of these notes. Additionally, the Company has entered into a factoring agreement, whereby the Company may assign and sell its interest, on a full recourse basis, in its present and future trade accounts receivable, subject to the consent of its current investors. The Company has pledged its receivables and inventory as collateral under the factoring agreement. The factoring agreement expires on September 27, 2000 and will not be renewed.

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

     The Company is currently conducting discussions with several unrelated parties regarding potential strategic business opportunities, acquisitions or alliances that may take a number of different forms, including contractual licensing relationships or joint venture relationships. The SSI transaction is one such business opportunity. Discussions with other potential strategic partners have not developed to a point where a structure or specific terms and conditions have been definitively agreed upon. There can be no assurance that the discussions will lead to any business opportunities or alliances, or that any other transactions will be consummated.


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

     On October 10, 1996, Mr. Siegler filed his First Amended Verified Complaint and Jury Demand, seeking a jury trial and money damages equal to the difference between $8,800,000 (370,370.37 shares at $10.80 per share and 370,370.37 shares at $12.96 per share) and 740,740.74 multiplied by the highest price at which the Common Stock traded on The Nasdaq Stock Market between November 20, 1995 and the date of judgment. Mr. Siegler also preserved his claim for specific performance for purposes of appeal. On November 1, 1996, the case was transferred to the Circuit Court of Cook County, Illinois, County Department, Law Division. The Company's Answer was filed on November 21, 1996.

     The Company filed a motion for summary judgment against Mr. Siegler, which was on hold pending the deposition of an expert retained by Mr. Siegler in the case. The Company deposed this witness in March 2000. A hearing on the Company's summary judgment motion was held in June 2000, and the motion was subsequently denied. The parties are completing additional discovery ordered by the Court. No trial date has been set.

     The Company believes that the suit is without merit and intends to continue to defend itself vigorously in this litigation. However, if Mr. Siegler prevails in this litigation and is awarded damages in accordance with the formula described above, such judgment would have a material adverse effect on the Company's operating results and financial condition.

Lipman Litigation

     In January 1998, Jerome H. Lipman, individually and on behalf of all others similarly situated, filed a complaint against the Company and eight of its former or current directors: Leonard A. Batterson, Michael J. Friduss, Peter S. Fuss, Edward W. Laves, Steven L. Lazarus, Tom L. Powers, Ora E. Smith and Paul
G. Yovovich (collectively, the "Named Directors") in the Circuit Court of Cook County, Illinois, County Department, Chancery Division. The complaint alleged that the Named Directors breached their duties of loyalty and due care to the putative class of stockholders by selecting financing for the Company in June 1997 which supposedly entrenched the Directors and reduced the Common Stock price. The complaint also alleged that the Named Directors breached their duty of disclosure by not informing the stockholders that the selected financing would erode the Common Stock price. Mr. Lipman's complaint sought certification of a class consisting of all owners of the Common Stock during the period from June 6, 1997 through November 21, 1997, excluding the Named Directors and Sheldon Drobny. The complaint also sought an unspecified amount of compensatory and punitive damages, and attorneys' fees.

     In February 1998, the Company and the Named Directors filed a motion to dismiss Mr. Lipman's complaint, arguing in part that the plaintiff's claims were barred by their failure to fulfill the legal prerequisites for suing the Named Directors. In June 1998, the court granted the Company's and the Named Directors' motion to dismiss the complaint. Thereafter Mr. Lipman filed an amended complaint against the Named Directors but excluding the Company itself as a defendant. The amended complaint alleged that the Named Directors breached their duties of loyalty and due care to the putative class of stockholders by selecting financing for the Company in June 1997 and thereafter drawing two tranches of the financing. The amended complaint sought certification of a class consisting of all owners of the Common Stock during the period from May 15, 1997 through December 31, 1997, excluding the Named Directors. Mr. Lipman's amended complaint alleged that the stock owned by the putative class lost $61 million due to the financing the Named Directors selected, and sought an unspecified amount of compensatory and punitive damages. The Named Directors filed a motion to dismiss Mr. Lipman's amended complaint which the court granted in December 1998, finding that Mr. Lipman still had failed to fulfill the prerequisites for maintaining a shareholder derivative action against the Named Directors. In January 1999, Mr. Lipman and two added former stockholders filed a second amended complaint against the Named Directors and again including the Company itself as a defendant. The second amended complaint alleged that the Named Directors breached their duties of loyalty and due care to the putative class and further alleged that the purported devaluation of the plaintiffs' stock resulting from the June 1997 financing was an improper "assessment" on the plaintiffs' shares for which they sought an unspecified amount of compensatory and punitive damages. The Company and the Named Directors filed a motion to dismiss the second amended complaint which the Court granted in April 1999, finding that (i) the plaintiffs could not assert their stock devaluation claims, except derivatively, and (ii) the plaintiffs still had failed to fulfill the prerequisites for maintaining a shareholder derivative action against the Named Directors. In May 1999, the plaintiffs filed a third amended complaint against the Company and the Named Directors. The third amended complaint reiterated the plaintiffs' previous allegations that the Named Directors breached their duties of loyalty, due care and candor to the putative class, and again alleged the plaintiffs' claims of an improper "assessment." The third amended complaint also asserted two claims of purported common law fraud and a supposed violation of the Illinois Consumer Fraud Act based on allegations that the Company and the Named Directors had selectively disclosed "material, non-public confidential information" to the non-party financier in order to obtain the financing that the Company selected in June 1997, which allegedly reduced the Common Stock price. The plaintiffs sought an unspecified amount of compensatory and punitive damages, and attorneys' fees. In June 1999, the Company and the Named Directors filed a motion to dismiss the third amended complaint, arguing in part that the plaintiffs still had failed to fulfill the prerequisites for asserting their stock devaluation claims as a shareholder derivative action, and that the plaintiffs' claims of selective disclosure and fraud were barred on substantive and procedural grounds. In August 1999, the Court granted the Company's and the Named Directors' motion, and dismissed the suit with prejudice.

     Thereafter the plaintiffs filed a motion for reconsideration of the dismissal which the Court denied in September 1999. In October 1999, the plaintiffs filed their notice of appeal from the dismissal orders. All briefing on the appeal was completed in May 2000. The Company and the Named Directors regard the appeal as without merit and they intend to vigorously defend against it.

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

       Defendants moved to dismiss the amended complaint in February 2000. In response, the plaintiff has cross-moved for leave to amend his complaint again. The proposed new pleading adds Alexander Finance, LP as a defendant for the
Section 16(b) claims, but also proposes state law breach of fiduciary duty claims against current directors Howard Hoffman, Tom L. Powers, Mark D. Brodsky, George Calhoun and Sam Perlman and former directors Edward W. Laves, Robert D. Mitchum and Terry S. Parker, based on the board of directors' decision to issue securities to the defendants at $0.25 per share.

Laves Litigation

     On July 17, 2000 Edward W. Laves filed a complaint for Damages for Breach of Contract and Violation of Illinois Wage Payment and Collection Act against the Company and current directors George Calhoun, Samuel Perlman, and Mark Brodsky in the Circuit Court of Cook County, Illinois, County Department, Law Division. Damages in excess of $9.5 million are sought against the defendants on a joint and several basis; Laves has asked for a jury.

     In this two count complaint, Count One alleges that Laves, the former President, Chief Executive Officer and Chairman of the Board of Directors of the Company, terminated his employment with the Company on November 24, 1999. It is further alleged that Laves' resignation was caused by material changes in his "authority, control, leadership and decision making" at the Company, made by the Board of Directors starting in or about November, 1999. These acts allegedly constituted "constructive termination" pursuant to the terms of his employment agreement with the Company, dated as of July 1, 1998 (the term of which expired on December 31, 1999). Damages are sought for severance payments and certain stock options.

     Count Two of the Complaint alleges, based on the same facts as set forth in Count One, that the individual-named defendants, as officers and/or agents of the Company, knowingly permitted the Company to violate the Illinois Wage Payment and Collection Act by failing to pay Laves severance and vest him with certain stock options, thus imposing personal liability against those individuals as employers under the Act. The same damages are sought under this count as under Count One.

     No responsive pleading to the Complaint is yet due. The Company intends to vigorously oppose the Complaint. As previously disclosed, the Company believes that Mr. Laves is not entitled to any severance or other compensation based upon his resignation from the Company.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Annual Stockholders' Meeting for 2000 was originally scheduled for May 17, 2000. As a result of the Company's agreement to acquire SSI, and because there were not a sufficient number of stockholders voting on the proposals before the Meeting, the original meeting was adjourned. Subsequently, the Board of Directors of the Company decided to reschedule the Annual Meeting for June 30, 2000 and to reset the record date for such Meeting to June 6, 2000. The June 30 Meeting was also adjourned, this time until July 18, 2000.

     Additional information regarding the adjournments of the Annual Meeting can be found in the Company's Additional Definitive Proxy Materials filed June 9, 2000.

At the Company's Annual Stockholders' Meeting held July 18, 2000, the Company's stockholders approved:

1. The election of Dr. George Calhoun and Mr. Samuel Perlman to the Company's Board of Directors, for a term expiring at the Company's annual stockholders' meeting in 2003, or until their successors are duly elected and qualify;

2. An amendment to the Company's Certificate of Incorporation increasing the authorized share capital of the Company to 250,300,000 shares, of which 250,000,000 shares are designated Common Stock and of which 300,000 shares are designated as Preferred Stock;

3. An amendment to the Company's Amended and Restated 1993 Stock Option Plan which, among other things, increases the maximum number of shares for which stock options may be granted to any individual during any calendar year, and provides for an additional 3,500,000 shares to be reserved for issuance under the Plan;

4. The appointment of Ernst & Young LLP as the independent auditors of the Company's financial statements for the fiscal year ending December 31, 2000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     Exhibits are listed in the Exhibit Index, which list is incorporated herein by reference.

(b)  Reports on Form 8-K:
      A Current Report on Form 8-K, dated and filed May 15, 2000.
      A Current Report on Form 8-K, dated and filed May 19, 2000.

                                   SIGNATURES


         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                               ILLINOIS SUPERCONDUCTOR CORPORATION


Date: August 11, 2000          By:    /s/ GEORGE CALHOUN
                                   ---------------------------------------------
                                   George Calhoun
                                   Chief Executive Officer
                                   (Principal Executive Officer)


Date: August 11, 2000          By:    /s/ CHARLES F. WILLES
                                   ---------------------------------------------
                                   Charles F. Willes
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

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

        3.3 Certificate of Amendment to Certificate of Incorporation filed July 18, 2000, increasing the authorized share capital of the Company incorporated by reference to the Company's Registration Statement on Form S-8 filed August 7, 2000 (the "August 2000 S-8").

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

        4.26 Letter Agreement, dated November 12, 1999 amending the Letter Agreement identified as Exhibit 4.23, above, incorporated by reference to Exhibit 4.26 to the Company's quarterly report on Form 10-Q filed May 12, 2000 for the quarterly period ended March 31, 2000 (the "First Quarter" 10-Q).

        4.27 Securities Purchase Letter Agreement dated December 28, 1999, by and among the Company and the Investors, incorporated by reference to Exhibit 4.27 to the First Quarter 10-Q.

        4.28 Securities Purchase Letter Agreement dated March 27, 2000, by and among the Company and the Investors, incorporated by reference to Exhibit 4.28 to the First Quarter 10-Q.

        10.1 1993 Amended and Restated Stock Option Plan, as amended, incorporated by reference to Exhibit 4.6 to the August 2000 S-8.**

        10.2 Employment Agreement dated April 12, 1999 between the Company and Amr Abdelmonem, incorporated by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-2, as amended, filed with the SEC on July 9, 1999, Registration No. 333-77337.

        10.3 Agreement and Plan of Merger, dated May 17, 2000, by and among the Company, Spectral Solutions, Inc. ("SSI") and certain shareholders of SSI, incorporated by reference to Annex A to the Company's definitive Additional Proxy Materials filed June 9, 2000.

        27.     Financial Data Schedule.*

----------------
*    Filed herewith.
** Management Contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q.