Form 10-Q
period 2000-09-30
ILLINOIS SUPERCONDUCTOR CORPORATION
filed 2000-11-14
CIK 888693

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

                For the quarterly period ended September 30, 2000
                                       OR

   |_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from            to
                                            ----------    ----------

                         COMMISSION FILE NUMBER 0-22302

                       ILLINOIS SUPERCONDUCTOR CORPORATION
             (Exact name of registrant as specified in its charter)

          DELAWARE                                      36-3688459
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

     On November 14, 2000, 39,950,796 shares of the registrant's Common Stock, par value $0.001 per share, were outstanding.

================================================================================

                                TABLE OF CONTENTS

                                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements...................................................................................   3

           Condensed Consolidated Balance Sheets as of September 30, 2000 (unaudited) and
           December 31, 1999....................................................................................   3

           Condensed Consolidated Statements of Operations (unaudited) for the three months ended September 30, 2000 and 1999, and the nine months ended September 30, 2000
           and 1999.............................................................................................   4

           Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months
           ended September 30, 2000 and 1999....................................................................   5

           Notes to Condensed Consolidated Financial Statements.................................................   6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..................   9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.............................................  12


                                          PART II. OTHER INFORMATION

Item 1.  Legal Proceedings......................................................................................  13

Item 2.  Changes in Securities and Use of Proceeds..............................................................  15

Item 3.  Defaults Upon Senior Securities........................................................................   *

Item 4.  Submission of Matters to a Vote of Security Holders....................................................  15

Item 5.  Other Information......................................................................................   *

Item 6.  Exhibits and Reports on Form 8-K.......................................................................  16

--------------
* No reportable information under this item.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       ILLINOIS SUPERCONDUCTOR CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                        SEPTEMBER 30,      DECEMBER 31,
                                                                            2000               1999
                                                                        -------------      -------------
                                                                         (UNAUDITED)
ASSETS:
     Current assets:
       Cash and cash equivalents                                        $   1,046,326      $     723,711
       Inventories                                                          1,833,698          1,092,713
       Accounts receivable, net                                                 8,179            175,801
       Prepaid expenses and other                                             207,375            428,475
                                                                        -------------      -------------
     Total current assets                                                   3,095,578          2,420,700

     Property and equipment:
       Property and equipment                                               8,559,898          8,089,169
       Less: accumulated depreciation                                      (6,039,006)        (5,433,808)
                                                                        -------------      -------------
     Net property and equipment                                             2,520,892          2,655,361

     Restricted certificates of deposit                                       263,705            291,575
     Intangible assets, net                                                13,719,007            671,523
                                                                        -------------      -------------
     Total assets                                                       $  19,599,182      $   6,039,159
                                                                        =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY):
     Current liabilities:
       Accounts payable                                                 $     486,075      $     990,913
       Accrued liabilities                                                    520,772            589,043
       Current portion of Senior Convertible Notes, net of discount         4,132,747                  -
       Current portion of other long-term debt                                  9,383              9,020
                                                                        -------------      -------------
     Total current liabilities                                              5,148,977          1,588,976

     Senior Convertible Notes, net of discount                              7,848,064         13,002,068
     Accrued interest on Senior Convertible Notes                             825,857            638,743
     Other long-term debt, less current portion                                 1,940             10,074
     Deferred occupancy costs                                                  90,859             91,010

     Stockholders' equity (net capital deficiency):
       Preferred stock; 300,000 shares authorized; No shares
         issued and outstanding at September 30, 2000 and December
         31, 1999                                                                   -                  -
       Common stock ($.001 par value); 250,000,000 shares
         authorized; 38,862,600 and 15,753,001 shares issued and
         outstanding at September 30, 2000 and December 31, 1999,
         respectively                                                          38,863             15,753
       Additional paid-in capital                                         101,951,314         74,249,643
       Unearned compensation                                               (1,933,655)
       Notes receivable from stockholders                                           -           (680,696)
       Accumulated deficit                                                (94,373,037)       (82,876,412)
                                                                        -------------      -------------
     Total stockholders' equity (net capital deficiency)                    5,683,485         (9,291,712)
                                                                        -------------      -------------
     Total liabilities and stockholders' equity (net capital
     deficiency)                                                        $  19,599,182      $   6,039,159
                                                                        =============      =============

NOTE: The condensed consolidated balance sheet as of December 31, 1999 has been derived from the audited financial statements for that date but does not include all of the information and accompanying notes required by generally accepted accounting principles for complete financial statements.

See the accompanying Notes which are an integral part of the Condensed Consolidated Financial Statements.

                       ILLINOIS SUPERCONDUCTOR CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                          THREE MONTHS ENDED SEPTEMBER 30,          NINE MONTHS ENDED SEPTEMBER 30,
                                             2000                 1999                 2000                 1999
                                         ------------         ------------         ------------         ------------
Net sales                                $     22,000         $  1,126,733         $    209,163         $  1,955,792

Costs and expenses:
   Cost of sales                              486,569            2,135,816            1,465,814            4,091,392
   Research and development                   959,535              402,548            1,979,656            1,364,168
   Selling and marketing                      361,048              307,072              760,852            1,210,844
   General and administrative               1,913,435              696,577            4,480,444            2,130,452
                                         ------------         ------------         ------------         ------------
Total costs and expenses                    3,720,587            3,542,013            8,686,766            8,796,856
                                         ------------         ------------         ------------         ------------
Operating  loss                            (3,698,587)          (2,415,280)          (8,477,603)          (6,841,064)

Other income (expense):
   Interest income                             33,579               31,921              125,446              118,967
   Non-cash interest expense on
     Senior Convertible Notes              (1,614,809)            (247,854)          (3,099,441)            (601,132)
   Other interest expense                      (1,463)              (1,477)             (18,606)              (8,259)
   Other income (expense), net                 (2,164)                   -                1,876                    -
                                         ------------         ------------         ------------         ------------
                                           (1,584,857)            (217,410)          (2,990,725)            (490,424)
                                         ------------         ------------         ------------         ------------
Loss before extraordinary item             (5,283,444)          (2,632,690)         (11,468,328)          (7,331,488)
Extraordinary item - debt
   extinguishment                                   -                    -              (28,297)             (73,000)
                                         ------------         ------------         ------------         ------------
Net loss                                 $ (5,283,444)        $ (2,632,690)        $(11,496,625)        $ (7,404,488)
                                         ============         ============         ============         ============
Basic and diluted loss per share
   before extraordinary item             $      (0.16)        $      (0.21)        $      (0.37)        $      (0.58)
Extraordinary item - debt
   extinguishment                                   -                    -                    -                (0.01)
                                         ------------         ------------         ------------         ------------
Basic and diluted loss per share         $      (0.16)        $      (0.21)        $      (0.37)        $      (0.59)
                                         ============         ============         ============         ============
Weighted average number of common
   shares outstanding                      33,452,290           12,760,908           31,140,954           12,651,819
                                         ============         ============         ============         ============


See the accompanying Notes which are an integral part of the Condensed Consolidated Financial Statements.

                       ILLINOIS SUPERCONDUCTOR CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                                            2000               1999
                                                                        ------------       ------------
OPERATING ACTIVITIES:
Net loss                                                                $(11,496,625)      $ (7,404,488)
   Adjustments to reconcile net loss to net cash used in operating activities:
   Extraordinary item - debt extinguishment                                   28,297             73,000
   Depreciation and amortization                                             899,997            738,422
   Gain on sale of property and equipment                                          -            (30,662)
   Write-off of capitalized patent costs                                      31,775                  -
   Non-cash interest expense on Senior Convertible Notes                   3,099,441            601,132
   Non-cash compensation expense                                             373,948                  -
   Changes in operating assets and liabilities                              (516,253)           841,576
                                                                        ------------       ------------
Net cash used in operating activities                                     (7,579,420)        (5,181,020)
                                                                        ------------       ------------

INVESTING ACTIVITIES:
   Decrease in restricted certificates of deposit                             27,870                  -
   Payment of patent costs                                                  (122,411)           (53,459)
   Payment of deferred acquisition costs, net of cash acquired               (62,297)                 -
   Proceeds from sale of property and equipment                                    -             58,006
   Acquisition of property and equipment                                     (74,607)          (112,566)
                                                                        ------------       ------------
Net cash used in investing activities                                       (231,445)          (108,019)
                                                                        ------------       ------------
FINANCING ACTIVITIES:
   Proceeds from issuance of Senior Convertible Notes                      4,000,000          3,300,000
   Exercise of stock options                                                 134,924                204
   Exercise of warrants                                                    4,006,327                  -
   Net (decrease) increase in other long-term debt                            (7,771)             7,674
                                                                        ------------       ------------
Net cash provided by financing activities                                  8,133,480          3,307,878
                                                                        ------------       ------------
Increase (decrease) in cash and cash equivalents                             322,615         (1,981,161)
Cash and cash equivalents at beginning of period                             723,711          2,152,595
                                                                        ------------       ------------
Cash and cash equivalents at end of period                              $  1,046,326       $    171,434
                                                                        ============       ============


See the accompanying Notes which are an integral part of the Condensed Consolidated Financial Statements.

                       ILLINOIS SUPERCONDUCTOR CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

     The condensed consolidated financial statements include the accounts of Illinois Superconductor Corporation and its wholly-owned subsidiary, Spectral Solutions, Inc. (See Note 2) (collectively referred to as the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements, including the notes thereto, included in the Illinois Superconductor Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

NOTE 2 -  ACQUISITION OF SPECTRAL SOLUTIONS, INC.

     On August 8, 2000, the Company acquired all of the outstanding shares of capital stock of Spectral Solutions, Inc. ("SSI"), in exchange for 3,440,526 shares of the Company's common stock and the assumption of certain options held by SSI shareholders. SSI develops and manufactures cryogenic superconducting RF front-end systems for the wireless industry. The acquisition has been accounted for using the purchase method of accounting. Accordingly, the purchase price of SSI has been allocated to the assets and liabilities acquired based on their relative fair values. Goodwill is being amortized using the straight-line method over an 8-year period. Results of operations of SSI have been included in the condensed consolidated financial statements from the date of acquisition. The relevant closing price of the Company's stock for this transaction was $4.0938 per share.

     The purchase price was determined as follows:

         Common stock issued                                   $ 14,085,000
         Acquisition costs                                          160,000
         SSI stock options exchanged for Company options            134,000
                                                               ------------
           Total purchase price                                $ 14,379,000
                                                               ============

     The purchase price was allocated to the assets and liabilities acquired as follows:

         Current assets                                        $  1,108,000
         Property and equipment                                     385,000
         Intangible assets (incl. Goodwill)                      13,285,000
         Current liabilities                                       (399,000)
                                                               ------------
         Total purchase price                                  $ 14,379,000
                                                               ============

     The following unaudited PRO FORMA results of operations are shown as if the SSI acquisition occurred as of January 1, 1999 and gives effect to the amortization of goodwill resulting from the acquisition:

                                                               NINE MONTHS ENDED        YEAR ENDED
                                                              SEPTEMBER 30, 2000     DECEMBER 31, 1999
                                                              ------------------     -----------------
         Pro forma net sales                                       $  231,000           $ 2,431,000
         Pro forma loss before extraordinary item                 (14,671,000)          (26,343,000)
         Pro forma net loss                                       (14,699,000)          (27,089,000)
         Pro forma basic and diluted  loss per share  before
           extraordinary item                                      $    (0.43)          $     (1.62)
         Pro forma basic and diluted net loss per share            $    (0.43)          $     (1.66)

NOTE 3 - NET LOSS PER SHARE

     Basic and diluted net loss per share is computed based on the weighted average number of common shares outstanding. Common shares issuable upon the exercise of options and warrants and conversion of the Company's Senior Convertible Notes are not included in the per share calculations since the effect of their inclusion would be antidilutive.

NOTE 4 - INVENTORIES

     Inventories consisted of the following:

                                                 SEPTEMBER 30, 2000     DECEMBER 31, 1999
                                                 ------------------     -----------------
                  Raw materials................      $ 1,571,000            $   736,000
                  Work in process..............           65,000                      -
                  Finished product.............          198,000                357,000
                                                     -----------            -----------
                                                     $ 1,834,000            $ 1,093,000
                                                     ===========            ===========

NOTE 5 - SENIOR CONVERTIBLE NOTES

     On May 15, 1998, March 31, 1999, November 5, 1999, and December 29, 1999,
the Company issued and sold $15,650,000 in aggregate principal amount of Senior Convertible Notes ("the Notes") and issued detachable warrants to purchase an aggregate of 6,260,000 shares of the Company's common stock.

     On March 27, 2000, the Company issued and sold $4,000,000 in aggregate principal amount of Senior Convertible Notes due January 2, 2001 (the "March 2000 Notes") and issued warrants (the "March 2000 Warrants") to purchase 1,600,000 shares of the Company's common stock. The March 2000 Notes bear interest at 10% per annum, payable in kind or in cash, at the Company's option. Holders of the March 2000 Notes may convert the principal amount, plus quarterly accrued interest not paid in cash, if any, into shares of the Company's common stock at a fixed conversion price of $0.25 per share. The March 2000 Warrants have been exercised as of November 1, 2000.

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

     At September 30, 2000, the amount of outstanding Senior Convertible Notes, net of discounts and including accrued interest, recognized in the condensed consolidated balance sheet is as follows:

         Notes, due May 15, 2002 and bearing interest at 2%        $     972,000
         Notes, due May 15, 2002 and bearing interest at 6%            6,876,000
         Notes, due January 2, 2001 and bearing interest at 10%        3,755,000
         Accrued interest                                              1,204,000
                                                                   -------------
                                                                   $  12,807,000
                                                                   =============

     Payments due on the Senior Convertible Notes by maturity date, including interest accrued through September 30, 2000, are as follows at September 30, 2000:

         Notes, due January 2, 2001                                $   6,378,000
         Notes, due May 15, 2002                                       9,183,000
                                                                   -------------
                                                                   $  15,561,000
                                                                   =============

     Interest on the Senior Convertible Notes is payable in kind or in cash, at the Company's option. At any time, holders of the Notes may convert the principal amount, plus quarterly accrued interest not paid in cash (if any) into shares of the Company's common stock at a fixed conversion price of $0.25 per share. All of the Company's assets are pledged as security to the Notes. Additionally, the Note purchase agreements contain several covenants which limit the Company's ability to incur additional indebtedness and to create any further lien, pledge, or encumbrance on any assets of the Company.

     As part of its overall financing strategy, the Company expects that the remaining Notes due January 2, 2001 will be converted into shares of common stock during the fourth quarter of 2000.

     During the nine months ended September 30, 2000, $4,120,222 in aggregate principal amount of Senior Convertible Notes, plus accrued interest, was converted into 11,562,457 shares of common stock. During the nine months ended September 30, 1999, $200,000 in aggregate principal amount of Senior Convertible Notes, plus accrued interest, was converted into 188,363 shares of common stock.

     For the nine months ended September 30, 2000 and 1999, the Company recognized extraordinary items of $28,297 and $73,000, respectively, in the condensed statements of operations related to the Senior Convertible Notes.

     The Company recognized $1,614,809 and $247,000 of non-cash interest charges for the three months ended September 30, 2000 and 1999, respectively, and $3,099,441 and $601,000 of non-cash interest charges for the nine months ended September 30, 2000 and 1999. These non-cash interest charges were a result of the amortization of discounts and deferred financing fees and the accrual of payable interest related to the Notes.

     It is not practicable to estimate the fair value of the Senior Convertible Notes at September 30, 2000 because a quoted market price for such securities is not available, the Company has not developed a valuation model necessary to make such an estimate, and the cost of obtaining an independent valuation would be prohibitive.

NOTE 6 - SETTLEMENT OF SHAREHOLDER NOTE RECEIVABLE

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

NOTE 7 - STOCK OPTIONS AND WARRANTS

     On February 15, 2000, the Board of Directors of the Company granted to certain executive level employees (i) an aggregate of 440,000 Deferred Stock Units ("DSU's") and (ii) an aggregate of 585,000 non-qualified stock options under the Company's 1993 Amended and Restated Stock Option Plan (the "Plan"). The DSU's represent the right to receive an equivalent number of restricted shares of the Company's common stock. The non-qualified stock options have an exercise price of $4.1875 per share (the closing price of the Company's common stock on February 15, 2000). On March 24, 2000, the Board of Directors of the Company also granted to a certain executive level employee 500,000 non-qualified stock options under the Plan. The exercise price for these non-qualified stock options is $6.6094 (the closing price of the Company's common stock on March 24, 2000). Both the DSU's and non-qualified stock options vest at the rate of 10%, 20%, 30% and 40% on the first, second, third and fourth anniversary, respectively, of the date of grant. The executive level employees have the right to elect to defer receipt of the common stock subject to the DSU's to a later date.

     The DSU's and the non-qualified stock options were granted subject to approval by the Company's stockholders of an amendment to the Company's Charter as well as amendment to the Company's 1993 Stock Option Plan. On July 18, 2000, the Company's stockholders' approved the amendment to the Company's Charter and the amendment to the Plan. Amortization of relevant non-cash compensation expense is to occur during the vesting periods of the relative compensation provisions. In the third quarter of 2000, the Company began to recognize compensation expense for the DSU's over the vesting period (4 years) based on their intrinsic value of $1,925,000, which is the number of DSU's multiplied by the closing price of the Company's common stock on July 18, 2000, the measurement date ($4.38 per share).

     On July 17, 2000 (the measurement date) 200,000 options were granted to a non-Company advisor in connection with the establishment of a sales office in Japan. The options have an exercise price of $4.9375, the price of the common stock at the measurement date. According to the Black-Scholes valuation model, the value of each option is $4.53. The options vesting period is 25% immediately, with the remaining options vesting pro-rata over a three year period. $906,000 of non-cash compensation expense is to be amortized during the life of the options, with $274,000 expensed through the third quarter of 2000.

     During the nine months ended September 30, 2000, warrants for an aggregate of 7,915,574 shares of the Company's common stock were exercised for proceeds of $4,006,327. No warrants were exercised during the nine months ended September 30, 1999.

     On July 1, 2000, the Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, was adopted by the Company. The Interpretation requires that stock options that have been modified to reduce the exercise price be accounted for as variable. The Company repriced options on May 10, 1999 and in accordance with generally accepted accounting principles has previously accounted for the repriced stock options as fixed. As a result of adopting the Interpretation, the Company is required to apply variable accounting to these options. If the market price of the Company's stock increases above the July 1, 2000, level, it will recognize additional compensation expense equal to the increase in stock price multiplied by the number of repriced options. No additional expense will be recognized if the stock does not exceed the July 1, 2000 value. However, the impact cannot be determined as it is dependent on the change in the market price of the stock from July 1, 2000 until the stock options are exercised, forfeited, or expire unexercised. Because the stock price on September 30, 2000 was below that of July 1, 2000, no expense has been recognized.

     On July 18, 2000, the stockholders of the Company approved an increase in the total authorized capital stock of the Company from 60,100,000 shares to 250,300,000 shares. The number of authorized shares of common stock was increased from 60,000,000 shares to 250,000,000 shares, and the number of authorized shares of preferred stock was increased from 100,000 shares to 300,000 shares.

NOTE 8 - SUBSEQUENT EVENTS

     On October 12, 2000, $250,000 in aggregate principal amount of senior convertible notes, plus accrued interest, was converted into 1,048,664 shares of common stock. On October 20, 2000, the Company sold 1,818,182 shares of common stock to certain investors at $2.75 per share (a 10% premium to the market price of $2.50 on that date), for gross proceeds of $5,000,000.

         On November 1, 2000, the Company announced that it had entered into an agreement to acquire Lockheed Martin Canada's Adaptive Notch Filtering ("ANF") Business Unit. The Lockheed Martin Canada ANF unit has developed a unique technology designed to monitor and suppress sources of narrow-band interference that can reduce quality and capacity of CDMA-based wireless systems. The purchase of the ANF business involves the issuance to Lockheed Martin Canada of
2.5 million shares of ISCO common stock, and is subject to certain closing conditions. Lockheed Martin Canada will appoint one member to the ISCO Board of Directors.

NOTE 9 - LEGAL PROCEEDINGS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     NOTE CONCERNING FORWARD-LOOKING STATEMENTS

     Because the Company wants to provide investors with more meaningful and useful information, this Report contains, and incorporates by reference, certain "forward-looking statements." Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and reflect the Company's current expectations regarding the future results of operations, performance and achievements of the Company. The Company has tried, wherever possible, to identify these forward-looking statements by using words such as "anticipates," "believes," "estimates," "expects," "plans," "intends," and similar expressions. These statements reflect the Company's current beliefs and are based on information currently available to it. Accordingly, these statements are subject to certain risks, uncertainties and contingencies, which could cause the Company's actual results, performance or achievements for 2000 and beyond to differ materially from those expressed in, or implied by, such statements. These factors include, among others and without limitation, the following: the Company's ability to obtain additional financing in the future; the Company's history of net losses and the lack of assurance that the Company's earnings will be sufficient to cover fixed charges in the future; the degree to which the Company is leveraged and the restrictions imposed on the Company under its existing debt instruments, all of which may adversely affect the Company's ability to finance its future operations; the potential lack of acceptance for the Company's products; volatility of the Company's common stock price; the timing and receipt of customer orders; the Company's ability to attract and retain key personnel; and the effects of legal proceedings. A more complete description of these risks, uncertainties and assumptions is included in the Company's filings with the Securities and Exchange Commission, including those described under the heading "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. The Company undertakes no obligation to update or revise these forward-looking statements to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events, new events, or new uncertainties.

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

     During the third quarter of 2000, the Company opened a sales office in Japan. This event related to the continued focus of the Company on the upcoming 3G marketplace opportunities which are expected to begin in Japan in the near future.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2000 and 1999

     The Company's net sales decreased $1,105,000, or 98.0%, to $22,000 for the three months ended September 30, 2000 from $1,127,000 for the three months ended September 30, 1999, as a result of lower unit volume. The Company anticipates its unit volume to increase during the fourth quarter of 2000 when compared to the third quarter of 2000 due to existing and/or anticipated customer orders.

     Cost of sales decreased to $487,000 for the three months ended September 30, 2000 from $2,136,000 for the same period in 1999. The reduction in cost of sales was due to the decrease in sales volume and lower provisions for obsolete inventory, offset by the effects of low utilization levels and excess capacity. The Company expects cost of sales to exceed net sales until it manufactures and ships a significantly higher amount of its commercial products.

     The Company's research and development expenses increased to $960,000 for the three months ended September 30, 2000, from $403,000 for the same period in 1999, an increase of 138%. These costs were higher primarily as a result of a collaborative research agreement, which began during the second quarter of 2000, and higher prototype spending on the Company's All Temperature Performance ("ATP(TM)") filter product. Costs also increased as a result of the acquisition of SSI and its related product group during August, 2000. During the remainder of 2000, management expects research and development expenditures to continue on a consistent level.

     Selling and marketing expenses increased to $361,000 for the three months ended September 30, 2000, from $307,000 for the same period in 1999, an increase of 17.6%. The increase in these expenses was due to the addition of personnel and related costs resulting from the SSI acquisition. Management expects selling and marketing expenses to increase during the remainder of 2000 from current levels as sales and marketing efforts are expanded.

     General and administrative expenses increased to $1,913,000 for the three months ended September 30, 2000, from $697,000 for the same period in 1999, an increase of 175%. This increase was primarily attributable to an increase in travel and professional costs. Non-cash compensation charges were a result of stock compensation granted as part of the establishment of a Japanese sales office and the amortization of both the unearned deferred stock compensation and the Deferred Stock Units. Travel costs were higher as management pursued new relationships with customers in Asia, and professional fees increased due to the Company's strategic initiatives and its prolonged proxy solicitation in connection with its annual meeting.

     Non-cash interest expense increased to $1,615,000 for the three months ended September 30, 2000 from $247,000 for the same period in 1999. The increase in this expense is primarily a result of the issuance of an aggregate of $6,000,000 of Senior Convertible Notes in November 1999, December 1999 and March 2000.

Nine Months Ended September 30, 2000 and 1999

     The Company's net sales decreased $1,747,000, or 89.3%, to $209,000 for the nine months ended September 30, 2000 from $1,956,000 for the nine months ended September 30, 1999, as a result of lower unit volume. The Company anticipates its unit volume to increase during the fourth quarter of 2000, when compared to the third quarter of 2000, due to existing and/or anticipated customer orders.

     Cost of sales decreased to $1,466,000 for the nine months ended September 30, 2000 from $4,091,000 for the same period in 1999. The reduction in cost of sales was due to the decrease in sales volume, lower provisions for obsolete inventory, and favorable benefits from the completion of supplier concession plans, offset by the effects of low utilization levels and excess capacity.

     The Company's research and development expenses increased to $1,980,000 for the nine months ended September 30, 2000, from $1,364,000 for the same period in 1999, an increase of 45.1%. These costs were higher as a result of a collaborative research agreement, which began during the second quarter of 2000, and higher prototype spending on the Company's All Temperature Performance ("ATP(TM)") filter product. Costs also increased due to the acquisition of SSI and its related product group in August, 2000.

     Selling and marketing expenses decreased to $761,000 for the nine months ended September 30, 2000, from $1,211,000 for the same period in 1999, a decrease of 37.2%. The decrease in these expenses was due to a temporary reduction in personnel and travel, trade show, delivery, and advertising costs.

     General and administrative expenses increased to $4,480,000 for the nine months ended September 30, 2000, from $2,130,000 for the same period in 1999, an increase of 110%. This increase was primarily attributable to an increase in travel and professional costs, as well as non-cash compensation charges. Travel costs were higher as management pursued new relationships with customers in Europe and Asia, and professional fees increased due to the Company's strategic initiatives and its prolonged proxy solicitation and annual meeting timetable. Non-cash compensation charges related to the opening of a sales office in Japan and the amortization of the Deferred Stock Units also contributed to this increase.

     Non-cash interest expense increased to $3,099,000 for the nine months ended September 30, 2000 from $601,000 for the same period in 1999. The increase in this expense is primarily a result of the issuance of an aggregate of $6,000,000 of Senior Convertible Notes in November 1999, December 1999 and March 2000 at higher effective rates of interest.

     For the nine months ended September 30, 2000 and 1999, the Company recognized extraordinary items of $28,000 and $73,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2000, the Company's cash and cash equivalents were $1,046,000, an increase of $323,000 from the balance at December 31, 1999 of $724,000. This increase primarily reflects proceeds received during the nine months ended September 30, 2000 from the new issuance of Senior Convertible Notes and the exercise of warrants and stock options of $4,000,000 and $4,006,000, respectively, reduced by the use of $7,579,000 of cash for operations.

     The continuing development of and expansion in sales of the Company's RF filter product lines will require a commitment of substantial funds. The actual amount of the Company's future funding requirements will depend on many factors, including: the amount and timing of future revenues, the level of product marketing and sales efforts to support the Company's commercialization plans, the magnitude of the Company's research and product development programs, the ability of the Company to improve product margins, the cost of additional plant and equipment for manufacturing and the costs involved in protecting the Company's patents or other intellectual property.

     With the receipt of proceeds from the exercise of warrants and stock options in the nine months ended September 30, 2000, and the $5,000,000 in gross proceeds from the sale of common stock to certain investors in October, 2000, the Company believes that it will require substantial additional funds to finance its operations beyond the first quarter of 2001.

         As part of its overall financing strategy, the Company expects that the remaining Notes due January 2, 2001, will be converted into shares of common stock during the fourth quarter of 2000. The Company's strategy to generate sufficient working capital to fund its operations and cash requirements in the future includes: increasing sales and advancing market penetration by selling its products to original equipment manufacturers and customers both domestically and in overseas markets; building strong and enduring relationships with existing customers and expanding product offerings to meet varying customer needs; and reducing product costs through redesign, economies of scale in material purchases, the refinement of manufacturing processes, and further reductions in overhead. The Company is actively seeking financing in order to obtain working capital to continue its operations according to its current operating plan through the first quarter of 2001 and beyond. To that end, the Company has commenced discussions with potential financial advisors as well as potential strategic and financial investors, with the goal to secure additional financing by the second quarter of 2001.


     The Company's Senior Convertible Notes contain restrictions limiting the Company's ability to incur additional indebtedness or to pay dividends (other than in shares of Common Stock) and are secured by the Company's assets. This may adversely affect the Company's ability to raise additional equity or debt financing. In the event that the Company fails to achieve break-even or positive operating income during the second quarter of 2001, the Notes may become immediately due and payable unless the holders thereof agree to modify or waive such provision. In addition, the Company's Common Stock was de-listed from trading on the NASDAQ National Market in June 1999 due to the Company's continuing inability to meet the net tangible assets requirement for continued listing. The Common Stock is now traded in the over-the-counter market and quoted on the National Association of Securities Dealers, Inc. electronic bulletin board. This may not provide the same liquidity for the trading of securities as the NASDAQ National Market. The Company intends to apply for relisting on NASDAQ when it is reasonably confident that its application would be approved.

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

     The Company believes that the suit is without merit and intends to continue to defend itself vigorously in this litigation. The Company is also disputing Mr. Siegler's method of calculating damages. However, if Mr. Siegler prevails in this litigation and is awarded damages in accordance with the formula described above, such judgment would have a material adverse effect on the Company's operating results and financial condition.

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

     Thereafter the plaintiffs filed a motion for reconsideration of the dismissal which the Court denied in September 1999. In October 1999, the plaintiffs filed their notice of appeal from the dismissal orders. All briefing on the appeal was completed in May 2000. The Illinois Appellate Court denied plaintiffs' subsequent motion for rehearing on October 23, 2000. Plaintiffs must file any petition for discretionary review before the Illinois Supreme Court by November 13, 2000. The Company and the Named Directors intend to vigorously defend against any continuation of this complaint.

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

         Elliott and Westgate are currently investors in the Company with substantial rights to acquire Company common stock by conversion of notes and exercise of warrants, and three of the current six directors of the Company were appointed in accordance with an agreement dated November 5, 1999 by and between Elliott, Westgate, an unaffiliated investor, and the Company. Two of such directors, Messrs. Mark Brodsky and Samuel Perlman, are employed by a company that provides management services to, and is under common control with, Elliott and Westgate.

     An amended complaint dated September 2, 1999 was served on the Company. The amended complaint raises the same claims alleged in the original complaint. As a "nominal defendant" the Company, by agreement with the plaintiff, has not responded to the lawsuit, but has reserved its right to move to dismiss any amended pleading.

     Defendants moved to dismiss the amended complaint in February 2000. In response, the plaintiff cross-moved for leave to amend his complaint again. The proposed new pleading adds Alexander Finance, LP as a defendant for the Section 16(b) claims, adds two new theories pursuant to which defendants may be found liable under Section 16(b), and also proposes state law breach of fiduciary duty claims against current directors Howard Hoffman, Tom L. Powers, Mark D. Brodsky, George Calhoun and Sam Perlman and former directors Edward W. Laves, Robert D. Mitchum and Terry S. Parker, based on the board of directors' decision to issue convertible notes and warrants to the defendants convertible or exercisable for shares of common stock at $0.25 per share.

     Following a hearing on August 17, 2000, the court allowed plaintiff leave to file his new amended complaint. The court also denied without prejudice defendants' motion to dismiss the initial 16(b) complaint (as amended). However, defendants may raise this motion again following resolution of a similar case by the Second Circuit Court of Appeals. As of November 13, 2000, the Company's counsel had not been served with the new amended complaint.


Laves Litigation

     On July 17, 2000 Edward W. Laves filed an action(the "Complaint") in the Law Division of the Circuit Court of Cook County , Illinois, against the Company and three of its directors (George Calhoun, Samuel Perlman, and Mark Brodsky) charging the Company with constructive termination under and in breach of plaintiff's employment agreement, and with violation of the Illinois Wage Payment and Collection Act. Plaintiff seeks damages "estimated to exceed $9.5 million." The Company filed an appearance on behalf of all Defendants on October 3, 2000. On October 6, 2000, the Company filed on Defendants' behalf a Motion to Dismiss the Complaint. In the Motion, we argued that the claims are preempted under ERISA and should be dismissed. Plaintiff's response brief is due November 13, 2000, and Defendants' reply brief is due December 4, 2000. There is a clerk's status call on December 11, 2000 in order to set a date for oral argument. The Company plans to continue to vigorously defend this action.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Annual Stockholders' Meeting for 2000 was originally scheduled for May 17, 2000. As a result of the Company's agreement to acquire SSI, and because there were not a sufficient number of stockholders voting on the proposals before the Meeting, the original meeting was adjourned. Subsequently, the Board of Directors of the Company decided to reschedule the Annual Meeting for June 30, 2000 and to re-set the record date for such Meeting to June 6, 2000. The June 30 Meeting was also adjourned, this time until July 18, 2000.

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

(b)  Reports on Form 8-K:
          A Current Report on Form 8-K, dated and filed July 7, 2000.
          A Current Report on Form 8-K, dated and filed August 7, 2000.
          A Current Report on Form 8-K, dated and filed August 10, 2000.
          A Current Report on Form 8-K, dated and filed August 14, 2000.
          A Current Report on Form 8-K, dated and filed August 23, 2000.
          A Current Report on Form 8-K, dated and filed September 22, 2000.

                                   SIGNATURES


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                 ILLINOIS SUPERCONDUCTOR CORPORATION


Date: November 14, 2000     By:    /s/ GEORGE M. CALHOUN
                                ----------------------------------------------
                                George M. Calhoun
                                Chief Executive Officer
                                (Principal Executive Officer)


Date: November 14, 2000     By:    /s/ CHARLES F. WILLES
                                ----------------------------------------------
                                Charles F. Willes
                                Chief Financial Officer
                                (Principal Financial and Accounting Officer)

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

     3.3 Certificate of Amendment to Certificate of Incorporation filed July 18, 2000, increasing the authorized share capital of the Company, incorporated by reference to the Company's registration statement on Form S-8 filed August 7, 2000 (the "August 2000 S-8").

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

    10.4 Escrow Agreement dated August 8, 2000, among the Company, Russell Scott, III, as stockholder representative, and American National Bank and Trust Company, as escrow agent, incorporated by reference to Exhibit 10.25 to the Company's registration statement on Form S-2 filed September 7, 2000, Registration No. 333-45406 (the "September S-2").

    10.5 Employment Agreement dated August 2, 2000 between the Company and Richard Herring, incorporated by reference to Exhibit 10.26 to the September S-2.**

    10.6 Management Services Agreement, drafted July 17, 2000, by and between the Company and CTR Ventures, K.K. incorporated by reference to
          Exhibit 10.27 to the September S-2.

     27.  Financial Data Schedule.*

*  Filed herewith.
** Management Contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q.