Form 10-K
period 2000-12-31
ILLINOIS SUPERCONDUCTOR CORPORATION
filed 2001-03-30
CIK 888693

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 ---------------

                                    FORM 10-K

            (Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         On January 31, 2001, 107,746,807 shares of the registrant's Common Stock were outstanding. The aggregate market value on January 31, 2001 of the registrant's Common Stock held by non-affiliates of the registrant was $148,094,000.


--------------------------------------------------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

         Certain portions of the registrant's definitive proxy statement for the annual meeting of stockholders to be held on June 22, 2001 are incorporated by reference in Part III of this Form 10-K (the "2001 Proxy Statement").

================================================================================

                                TABLE OF CONTENTS


                                     PART I

Item 1.    Business..........................................................................3
Item 2.    Properties.......................................................................25
Item 3.    Legal Proceedings................................................................26
Item 4.    Submission of Matters to a Vote of Security Holders..............................29

                                     PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters............29
Item 6.    Selected Financial Data..........................................................31
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
           Operations.......................................................................31
Item 7a.   Quantitative and Qualitative Disclosures About Market Risk.......................35
Item 8.    Financial Statements and Supplementary Data......................................36
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial
           Disclosure.......................................................................61

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant...............................61
Item 11.   Executive Compensation...........................................................61
Item 12.   Security Ownership of Certain Beneficial Owners and Management...................61
Item 13.   Certain Relationships and Related Transactions...................................61

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports..............................62




--------------------------------------------------------------------------------

                                A NOTE CONCERNING
                           FORWARD-LOOKING STATEMENTS

         Because Illinois Superconductor Corporation (the "Company" or "ISCO") wants to provide investors with more meaningful and useful information, this Annual Report on Form 10-K ("Form 10-K") contains, and incorporates by reference, certain forward-looking statements that reflect the Company's current expectations regarding the Company's future results of operations, performance and achievements. The Company has tried, wherever possible, to identify these forward-looking statements by using words such as "anticipates," "believes," "estimates," "expects," "designs," "plans," "intends" and similar expressions. These statements reflect the Company's current beliefs and are based on information currently available to the Company. Accordingly, these statements are subject to certain risks, uncertainties and contingencies, including the factors set forth under the caption "Risk Factors," which could cause the Company's actual results, performance or achievements for 2001 and beyond to differ materially from those expressed in, or implied by, any of these statements. You should not place undue reliance on any forward-looking statements. Except as otherwise required by federal securities laws, the Company undertakes no obligation to release publicly the results of any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date of this Annual Report or to reflect the occurrence of unanticipated events.



                                     PART I

ITEM 1.  BUSINESS

         The Company provides a wide array of interference-management solutions for the wireless telecommunications industry. It uses both its patented and proprietary adaptive notch filter technology ("ANF") and its patented and proprietary high temperature superconductor ("HTS") technology to monitor and suppress in-band and out-of-band interference in a wireless base station. The Company believes it is the only company in the world that has proprietary products to address the wireless operator's need to reduce or eliminate interference that comes from in-band and out-of-band sources.

         The Company believes that the benefits of using the Company's products include: increased cell site capacity and utilization (as much as 70% or more), increased revenues per cell site (as much as 100% increase based on minutes of use), easier location of new cell sites due to tolerance of interference, improved voice quality and reduced drop calls (up to 40%). These benefits have been documented in field trials with wireless operators involving existing cellular and PCS systems.

         In addition, the Company believes, that based on test results conducted by NTT DoCoMo ("NTT"), the next generation of wireless systems ("3G" or 3rd Generation) will not be able to operate effectively without an HTS filter as part of the overall system. The Company believes that with the increased data bit rates required of 3G systems and the increased usage of 3G systems due to the "wireless internet", that interference levels will increase substantially, thereby requiring an improved filtering system in the base station.

         HTS Technology

         The Company's patented HTS technology includes the use of superconducting materials, radio frequency ("RF") filter designs and cryogenic technologies that are needed to develop, manufacture and market high performance RF filter products. These products are designed to enhance the quality, capacity, coverage and flexibility of wireless telecommunications services.

         RF filters refine the radio signals by passing radio waves through a series of resonators (poles), which allow certain frequencies to pass while rejecting other frequencies. Generally, the more poles in the RF filter, the more effective the RF filter. Each pole, however, has electrical resistance which causes the loss (insertion loss) of desired radio waves. Therefore, the more poles in a conventional RF filter, the greater the insertion loss.

--------------------------------------------------------------------------------

         Superconductive materials, when cooled below a critical temperature, are able to transmit an electric current with no loss or minimal loss of energy. The advantage of using superconductors in RF filters is that more poles can be added without significant increases in insertion loss, thereby creating a more effective RF filter.

         HTS filters can be designed with a variety of structures and materials, each with different results. The Company is able to produce RF filters using the two main HTS filter designs, thin-film and thick-film design. The Company believes it is the only Company in the world that uses thick-film design and the Company believes it has an extensive patent position in the thick-film area that will protect its proprietary position.

         One benefit of thick-film technology is that, according to published data of tests conducted by NTT DoCoMo, it produces an almost theoretically perfect RF filter for suppression of out-of-band interference (see diagram on page 18).

         Another benefit of thick-film design is already incorporated in the Company's patented "All-Temperature Performance" ("ATP") feature, which eliminates the need for certain redundant backup systems in a wireless base station. One of the hurdles of incorporating an HTS RF filter in a base station is that the HTS filter has an active feature, the cryo-cooler, which may be subject to failure or power loss. Non-HTS filters do not have an active component and therefore non-HTS filter performance is not hindered by a lack of power. The incorporation of the ATP function in an HTS RF filter eliminates the need for a backup system in case of power failure, because even without power, it has filtering capabilities at least equal to a non-HTS filter. Thin-film technology requires a back-up system or a by-pass system to continue to operate the filtering component of the base station, both of which adds cost and size to the overall product presentation.

         The Company also uses its patented thin-film superconducting technology for its patented tower-mount RF filters. The Company believes that its tower-mount products will become an increasing source of competitive advantage in the deployment of HTS filters worldwide. The Company believes that there is a trend toward the outdoor mounting of equipment in the domestic base station market. In addition, the Company believes that a significant percentage of base stations in Asia have already adapted to an outdoor mount configuration.

         Finally, the Company believes that once the wireless operator accepts a cryo-cooler in a base station for HTS filter applications, the entire front-end of the base station will be open to improved performance through the use of HTS materials, known as the Cryogenic Front End "(CRFE"). The Company has studied all the components of the front end and believes that a hybrid of thin-film and thick-film technologies will greatly improve the performance of the Digital Wireless Communications System (see diagram on page 21).

         ANF Technology

         One of the difficult tasks facing any wireless operator trying to suppress interference is determining its source and location. In general, wireless operators do not care about the source (whether it is in-band or out-of-band interference), just that it interferes with the efficiency of the base station.

         With the acquisition of the ANF (Adaptive Notch Filter) division of Lockheed Martin Canada Corporation during 2000, the Company now owns proprietary technologies to produce filters that monitor RF spectrum and block spontaneous interference occurring within that spectrum. This allows the Company to offer what it believes to be the only product in the world that locates and suppresses in-band interference within 20 milliseconds.


                                     HISTORY

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



--------------------------------------------------------------------------------

                                BUSINESS STRATEGY

         The Company's objective is to be a global leader in supplying high performance interference-management products to the growing wireless telecommunications market. Key elements of the Company's strategy include the following:

         - DEVELOPING OR ACQUIRING RELEVANT INTELLECTUAL PROPERTY ("IP"). The Company is building what it believes to be the strongest intellectual property portfolio in HTS wireless technology and other areas of interference management. Unlike many other fields of telecom technology, the base of HTS expertise is very narrow. Today, the Company believes it has the largest patent portfolio in the industry and is aggressively expanding the scope of its patent program. The Company believes that as HTS technology moves to center-stage in 3G application, in particular, the IP portfolio will become a powerful element of the Company's overall business strategy.

         - MAINTAINING TECHNOLOGICAL LEADERSHIP IN THE INDUSTRY. The Company believes it has the best filter performance of any HTS product today and this allows the Company to design products over the full range of performance requirements from rural 2G to urban 3G. The Company intends to focus on products with unique (and patented) value-added features that connect to operational objectives of the wireless service providers. These include products such as the patented tower-mount HTS RF front-end and the ATP feature that allows HTS filters to operate as a conventional filter in case of power loss.

         - SUPPLYING PRICE COMPETITIVE PRODUCTS. The Company has been able to continually reduce its product cost, which has permitted the Company to more competitively price its products. The Company believes that it can continue to achieve further cost reductions due to design and development projects and strategic partnering with vendors and other manufacturers.

         - DEVELOPING STRATEGIC RELATIONSHIPS. The Company believes that in order to adequately address the potential world-wide market for HTS RF products and interference-management solutions, the Company will need to develop and maintain strategic relationships with well-established manufacturers and marketers of wireless telecommunications equipment in various parts of the world. A case in point of this strategic partnering includes the KMW, Inc. joint development agreement.

         - FOCUSING ON FAST GROWING COMMERCIAL MARKETS. The Company has focused its efforts on developing the HTS market for 3G in Asia. The Company believes it is well positioned to become a strategic supplier to the first implementers of 3G systems in the world. The Company believes that 3G will become a reality and that HTS is an enabling technology for 3G. The Company has also restarted its marketing efforts for the domestic 2G and 2.5G systems. The Company believes that system operators with capacity concerns will increasingly turn towards HTS as a cost-effective solution.

                      RECENT DEVELOPMENTS/SUBSEQUENT EVENTS


Change in Certifying Accountants

         On December 7, 2000, we advised Ernst & Young LLP that we intended to retain a different firm of independent auditors for the audit of our financial statements for the fiscal year ending December 31, 2000. We have engaged Grant Thornton LLP as our new independent public accountants to audit our consolidated financial statements. This engagement was effective as of December 7, 2000. As noted in the form 8K filed December 18, 2001, related to this event, there have been no disagreements with Ernst & Young on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure during the Registrant's two most recent fiscal years or in the subsequent interim period through December 7, 2000 (date of termination), which disagreement(s), if not resolved to Ernst & Young's satisfaction, would have caused Ernst & Young to make reference to the subject matter of disagreement(s) in connection with its report. There were no "reportable events" as that term is described in Item 304(a)(1)(v) of Regulation S-K.


--------------------------------------------------------------------------------

Conversion of Senior Convertible Notes

     On December 29, 2000, holders of the Company's senior convertible notes converted $14,354,778 principal amount of such notes plus accrued interest into 63,283,309 shares of common stock.

Joint Development with KMW

     On January 3, 2001, the Company announced an agreement with KMW, Inc., of Korea to jointly develop an advanced-design cryogenic receiver front-end (CRFE) system to meet the requirements of third-generation (3G) Wideband-CDMA wireless systems to be deployed, beginning this year, in Japan and Korea.

Filing of Rights Offering Statement

     On January 8, 2001, the Company filed with the SEC on Form S-3 a registration statement for a proposed common stock rights offering for up to $20 million. The purpose of the rights offering filing was to put the Company in the position to access funds on a pro rata, non-dilutive basis from existing shareholders as of a certain holding date. As of the date of this 10K filing, the Company has not yet determined whether it will proceed with the Rights Offering, in light of the settlements described elsewhere in this report.

Filing of a Universal Shelf Offering Statement

     On January 12, 2001, the Company filed with the SEC on Form S-3 a registration statement for the purpose of offering up to $50 million of common stock, warrants, or preferred stock of the Company. The filing, known as a Universal Shelf was put in place by the Company to allow the Company to access funds in the open market on an opportunistic or on an as needed basis. To date, the Company has not sold any securities registered under the Universal Shelf.

$15 Million Settlement Expected to be Received

     On February 22, 2001, the Company announced that a settlement of previously disclosed shareholder litigation has been reached, which, subject to court approval, will result in the Company receiving $15 million, less legal fees and certain other expenses. Two of the Company's stockholders, Elliott Associates, L.P. and Elliott International, L.P. (formerly Westgate International, L.P.), have agreed to make this settlement payment in order to resolve claims asserted against them and certain present and former directors. The shareholder litigation remains outstanding against other third parties. A notice regarding the settlement has been mailed to all shareholders. The court hearing to consider the settlement is scheduled for March 30, 2001.

Short-Term Bridge Loan with Elliott Associates, L.P.

     On February 23, 2001, the Company secured a short-term bridge loan from Elliott Associates, L.P. for up to $3.5 million to fund working capital needs. The loan matures in 120 days and bears a market rate of interest at 12%. The purpose of the short-term bridge loan was to fund working capital needs of the Company until such time that the funds from the above-described settlement have been received by the Company. The Company accessed the first $2 million of the loan at closing and the remaining $1.5 is available, at the Company's option, during the first week in April, 2001.

$5 Million Settlement Expected to be Received

    On March 16, 2001, the Company announced that a settlement of previously disclosed shareholder litigation has been reached, which, subject to court approval, will result in the Company receiving $5 million, less legal fees and certain other expenses. Alexander Finance has agreed to make this settlement payment in order to resolve claims asserted against them. A notice regarding the settlement has been mailed to all shareholders. The court hearing to consider the settlement is scheduled for April 27, 2001.

Repricing of Employee Stock Options

   On February 5, 2001, the Company's Board of Directors elected to reprice certain options granted to employees and directors during 2000. In total, 2,676,000 options with prices ranging from $2.9688 to $6.6094 were repriced to $1.9375, the closing price of the Company's common stock on the repricing date. The Board elected to reprice the options to maintain employee morale and to more clearly align the management and employee goals with those of the shareholders. The resulting variable accounting may lead to


--------------------------------------------------------------------------------
substantial non-cash expense charges in the future. No other terms of the options were affected.

$20 Million Equity Commitment Line

   During March, 2001, the Company entered into an agreement with Paul Revere Capital Partners, Ltd., whereby Paul Revere Capital commits to acquire up to $20 million of the Company's stock over the next 24 months upon demand by the Company, subject to the conditions contained in the agreement. Pursuant to this facility, the Company may, at its discretion, sell shares of its common stock to Paul Revere Capital Partners at a discount to the market price of 94% of the average weighted volume price over a 22 day period. Each draw down is limited to the lesser of $4 million or 20% of the trading volume over a specified period of time. The Company will also issue a warrant to Paul Revere Capital Partners to purchase a number of shares equal to 0.5% of the shares issued in each draw down. The Company has also agreed to pay its placement agent a fee equal to 4% of each draw down and issue a warrant to the placement agent to purchase a number of shares equal to 0.5% of the shares issued in each draw down.

Name Change

     The Company applied for the right to do business as "ISCO International" and intends to present a formal name change resolution to the shareholders at the next annual meeting.


                                  RISK FACTORS

The following factors, in addition to other information contained herein, should be considered carefully in evaluating the Company and its business.

          RISKS RELATED TO THE OPERATIONS AND FINANCING OF OUR COMPANY

Limited Operating History; History of Losses; and Uncertainty of Financial
Results

         We were founded in October 1989 and through 1996 were engaged principally in research and development, product testing, manufacturing, marketing and sales activities. We have incurred net losses since our inception. As of December 31, 2000, our accumulated deficit was approximately $101,673,000. We have only recently begun to generate revenues from the sale of our RF filter products. Prior to the commencement of these sales, the majority of our revenues were derived from R&D contracts, primarily from the U.S. government. We do not expect revenues to increase dramatically until we ship a significantly larger amount of our RF products. Accordingly, we expect to continue to experience net losses, and we cannot be certain if or when we will become profitable. Spectral Solutions and the Adaptive Notch Filtering business unit of Lockheed Martin Canada, both of which we recently acquired, have similar operating histories and financial uncertainties.

         We have only a limited operating history upon which an evaluation of us and our prospects can be based. We must therefore be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of product commercialization.

Future Capital Needs

         To date, the Company has financed its operations primarily through public and private equity and debt financings. The Company believes that it has sufficient funds to operate its business as identified herein without the need for substantial future capital sources other than those described herein until the end of the first quarter 2002. In addition, the Company has put in place mechanisms to raise additional capital when and if needed. The company intends to augment its existing capital position through the funding mechanisms identified and through other strategic sources of capital. Although the Company believes it has sufficient capital resources available to meet its obligations over the next year, there is no guarantee that the funding mechanisms identified will allow to the company to access additional funds.

         The actual amount of our future funding requirements will depend on many factors, including: the amount and timing of future revenues, the level of product marketing and sales efforts to support our commercialization plans, the magnitude of our research and product development programs, our ability to

--------------------------------------------------------------------------------
improve product margins, the cost of additional plant and equipment for manufacturing and the costs involved in protecting our patents or other intellectual property.

Limited Experience in Manufacturing, Sales and Marketing

         For us to be financially successful, we must either manufacture our products in substantial quantities, at acceptable costs and on a timely basis or enter into an outsourcing arrangement with a qualified manufacturer that will allow us the same. In the event that we are unable to enter into a manufacturing arrangement on acceptable terms with a qualified manufacturer, the Company would have to produce the products in commercial quantities in our own facilities. Although to date we have produced limited quantities of our products for commercial installations and for use in development and customer field trial programs, production of large quantities of our products at competitive costs presents a number of technological and engineering challenges for us. We may be unable to manufacture such products in sufficient volume. We have limited experience in manufacturing, and substantial costs and expenses may be incurred in connection with attempts to manufacture larger quantities of our products. We may be unable to make the transition to large-scale commercial production successfully.

         Our sales and marketing experience to date is very limited. The Company will be required to further develop its marketing and sales force in order to effectively demonstrate the advantages of our products over more traditional products, as well as other competitors' HTS products. The Company also may elect to enter into arrangement with third parties regarding the commercialization and marketing of its products. If the Company enters into such agreements or relationships, it will be substantially dependent upon the efforts of others in deriving commercial benefits from its products. The Company may be unable to establish adequate sales and distribution capabilities, it may be unable to enter into marketing arrangements or relationships with third parties on financially acceptable terms, and any such third party may not be successful in marketing the Company's products. There is no guarantee that our sales and marketing experience will be successful.

Management of Growth

         Our growth to date has caused, and will continue to cause, a significant strain on our management, operational, financial and other resources. Our ability to manage growth effectively will require us to implement and improve our operational, financial, manufacturing and management information systems and expand, train, manage and motivate our employees. These demands may require the addition of new management personnel and the development of additional expertise by management. Any increase in resources devoted to product development and marketing and sales efforts could have an adverse effect on our financial performance in the next several fiscal quarters. If we were to receive substantial orders, we may have to expand our current facilities, which could cause an additional strain on our management personnel and development resources. The failure of our management team to effectively manage growth could have a material adverse effect on our business, operating results and financial condition.


            RISKS RELATED TO OUR COMMON STOCK AND CHARTER PROVISIONS

Delisting of Common Stock

         Our common stock was de-listed from trading on the NASDAQ National Market in June 1999 due to our inability to meet the net tangible assets requirement for continued listing. Our common stock is now traded in the over-the-counter market and quoted on the over-the-counter bulletin board ("OTCBB"). While to date, the OTCBB market has not diminished the liquidity of the common stock, there is no guarantee that the OTCBB will provide the same liquidity for the trading of securities as the NASDAQ National Market in the future. We intend to apply for relisting on the NASDAQ National Market when we are reasonably confident that our application would be approved. However, there is no guarantee that our application for relisting will be approved.

Volatility of Common Stock Price

         The market price of our common stock, like that of many other high-technology companies, has fluctuated significantly and is likely to continue to fluctuate in the future. Since January 1, 1999 and through December 31, 2000, the closing price of our common stock has ranged from a low of $0.3438 per share to a high of $39.00 per share. Announcements by us or others regarding


--------------------------------------------------------------------------------
the receipt of customer orders, quarterly variations in operating results, acquisitions or divestitures, additional equity or debt financings, results of customer field trials, scientific discoveries, technological innovations, litigation, product developments, patent or proprietary rights, government regulation and general market conditions may have a significant impact on the market price of our common stock. In addition, fluctuations in the price of our common stock could affect our ability to have our common stock accepted for listing on a securities market or exchange.

Risk of Dilution

         As of December 31, 2000, we had (i) outstanding warrants to purchase 95,533 shares of common stock at a weighted average exercise price of $10.20 per share and (ii) outstanding options to purchase 5,442,596 shares of common stock at a weighted average exercise price of $3.02 per share (3,876,578 of which have not yet vested) issued to employees, directors and consultants pursuant to our 1993 Stock Option Plan, the merger agreement with Spectral Solutions, and individual agreements with our management and directors. In order to attract and retain key personnel, we may issue additional securities, including stock options, in connection with our employee benefit plans, or may lower the price of existing stock options.

         On January 8, 2001 we filed a registration statement on Form S-3 for the sale of up to $20 million of shares of our common stock in a rights offering to common shareholders as of a certain holding date not yet determined. On January 12, 2001, we filed a registration statement on Form S-3 for the sale of up to $50 million of shares of our common stock in a "universal shelf" offering. During March, 2001, the Company entered into an agreement with Paul Revere Capital Partners, Ltd., whereby Paul Revere Capital commits to acquire up to $20 million of the Company's stock over the next 24 months upon demand by the Company, subject to the conditions contained in the agreement. Pursuant to this facility, the Company may, at its discretion, sell shares of its common stock to Paul Revere Capital Partners at a discount to the market price of 94% of the average weighted volume price over a 22 day period. Each draw down is limited to the lesser of $4 million or 20% of the trading volume over a specified period of time. The Company will also issue a warrant to Paul Revere Capital Partners to purchase a number of shares equal to 0.5% of the shares issued in each draw down. The Company has also agreed to pay its placement agent a fee equal to 4% of each draw down and issue a warrant to the placement agent to purchase a number of shares equal to 0.5% of the shares issued in each draw down.

         The exercise of options and warrants for common stock and the issuance of additional shares of common stock and/or rights to purchase common stock at prices below market value will be dilutive to existing stockholders and may have an adverse effect on the market value of the common stock.

Concentration of Our Stock Ownership

         Our officers, directors and principal stockholders (holding greater than 5% of outstanding shares) together control approximately 66% of our outstanding voting power. Consequently, these stockholders, if they act together, would be able to exert significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change of control of our company, even when a change may be in the best interests of our stockholders. The interests of these stockholders may not always coincide with our interests as a company or the interests of other stockholders. Accordingly, these stockholders could cause us to enter into transactions or agreements that we would not otherwise consider.

Anti-Takeover Provisions

         We have certain arrangements which may be deemed to have a potential "anti-takeover" effect in that such provisions may delay, defer or prevent a change of control of our company. In February 1996, our Board of Directors adopted a stockholders rights plan. In addition, our Certificate of Incorporation and By-Laws provide that (i) stockholder action may be taken only at stockholders meetings; (ii) the Board of Directors has authority to issue series of our preferred stock with such voting rights and other powers as the Board of Directors may determine; (iii) prior specified notice must be given by a stockholder making nominations to the Board of Directors or raising business matters at stockholders meetings; and (iv) the Board of Directors is divided

--------------------------------------------------------------------------------
into three classes, each serving for staggered three-year terms. The effect of the rights plan and the anti-takeover provisions in our charter documents may be to deter business combination transactions not approved by our Board of Directors, including acquisitions that may offer a premium over market price to some or all of our stockholders.


                           TECHNOLOGY AND MARKET RISKS

We are Dependent on the Build-out of 3G Networks and the Capital Spending Patterns of Wireless Network Operators

         Increased sales of our products is dependent on the build-out of 3G enabled wireless communications networks. Building these networks is capital intensive, as is the process of upgrading existing second generation equipment. Further, the capital spending patterns of wireless network operators is beyond our control and depends on a variety of factors, including access to financing, the status of federal, local and foreign government regulation and deregulation, changing standards for wireless technology, the overall demand for wireless services, competitive pressures and general economic conditions. The build-out of 3G enabled networks may take years to complete and is dependent upon the level of capital spending by wireless network operators. The magnitude and timing of capital spending by these operators for constructing, rebuilding or upgrading their systems significantly impacts the demand for our products. Any decrease or delay in capital spending patterns in the wireless communication industry, whether because of a general business slowdown or a reevaluation of the prospective demand for 3G services, would delay the build-out of 3G networks and significantly harm our business prospects.

Uncertain Market Acceptance of HTS Telecommunications Products

         Our radio frequency ("RF") filter products, which are based on our high temperature superconductor ("HTS") technology, and our ANF technology, have not been sold in very large quantities and a sufficient market may not develop for our products. Our customers establish demanding specifications for performance and reliability, and although we believe we have met or exceeded these specifications to date, there is no guarantee that the wireless service providers will elect to use the HTS or ANF solutions to solve their interference problems.

Rapid Technological Change and Future Competitive Technologies

         The field of superconductivity is characterized by rapidly advancing technology. Our success will depend in large part upon our ability to keep pace with advancing superconducting technology, high performance RF filter design and efficient, low cost cryogenic technologies. Rapid changes have occurred, and are likely to continue to occur, in the development of superconducting materials and processes. Our development efforts may be rendered obsolete by the adoption of alternative solutions to current wireless operator problems or by technological advances made by others. In addition, other materials or processes, including other superconducting materials or fabrication processes, may prove more advantageous for the commercialization of high performance wireless products than the materials and processes selected by us.

Focus on Wireless Telecommunications Market and on the 3G Market

         Our principal target market for our products is wireless telecommunications. The devotion of substantial resources to the wireless telecommunications market makes us vulnerable to adverse changes in this market. Adverse developments in the wireless telecommunications market, which could come from a variety of sources, including future competition, new technologies or regulatory decisions, could affect the competitive position of wireless systems. Any adverse developments in the wireless telecommunications market during the foreseeable future would have a material adverse effect on our business, operating results and financial condition.

         Our principal focus within the wireless telecommunications market has been on the emerging 3G wireless systems in Asia. The devotion of substantial resources to this emerging market makes us vulnerable to adverse developments in this market, including the potential decisions by 3G wireless operators to not adopt HTS RF filters into their system specifications or on a retrofit schedule; to delay in the roll-out of 3G systems; to future competition, new technologies or regulatory decisions, all of which could have an adverse effect on our business, operating results and financial condition.


--------------------------------------------------------------------------------

                                 BUSINESS RISKS

Dependence on a Limited Number of Customers

          To date, our sales and marketing efforts have focused on cellular and PCS service providers in retrofit applications. Sales to three of our customers accounted for over 80% and 65% of our company's total revenues for 2000 and 1999, respectively. In addition, we have focused a significant amount of our technical and managerial resources to working with the limited number of 3G license holders in Japan and Korea, as well as, established Original Equipment Manufacturers ("OEMs") who may provide telecommunications equipment to these 3G wireless operators in these markets.

          We expect that if our RF filter products achieve market acceptance, a limited number of wireless service providers and OEMs will account for a substantial portion of our revenue during any period. Sales of many of our company's RF filter products depend in significant part upon the decision of prospective customers and current customers to adopt and expand their use of our products. Wireless service providers, wireless equipment OEMs and our other customers are significantly larger than, and are able to exert a high degree of influence over us. Customers' orders are affected by a variety of factors such as new product introductions, regulatory approvals, end user demand for wireless services, customer budgeting cycles, inventory levels, customer integration requirements, competitive conditions and general economic conditions. The failure to attract new customers would have a material adverse effect on our business, operating results and financial condition.

Lengthy Sales Cycles

          Prior to selling our products to our customers, we must generally undergo lengthy approval and purchase processes. Technical and business evaluation by potential customers can take up to a year or more for products based on new technologies such as HTS. The length of the approval process is affected by a number of factors, including, among others, the complexity of the product involved, priorities of the customers, budgets and regulatory issues affecting customers. We may not obtain the necessary approvals or ensuing sales of such products may not occur. The length of our customers' approval process or delays could have a material adverse effect on our business, operating results and financial condition.

Dependence on Limited Sources of Supply

          Certain parts and components used in our RF filter products, including substrates, vacuum components, and cryogenic coolers, are only available from a limited number of sources. Our reliance on these limited source suppliers exposes us to certain risks and uncertainties, including the possibility of a shortage or discontinuation of certain key components and reduced control over delivery schedules, manufacturing capabilities, quality and costs. Any reduced availability of such parts or components when required could materially impair our ability to manufacture and deliver our products on a timely basis and result in the cancellation of orders, which could have a material adverse effect on our business, operating results and financial condition.

          In addition, the purchase of certain key components involves long lead times and, in the event of unanticipated increases in demand for our products, we may be unable to manufacture products in quantities sufficient to meet our customers' demand in any particular period. We have no guaranteed supply arrangements with our limited source suppliers, do not maintain an extensive inventory of parts or components, and customarily purchase parts and components pursuant to purchase orders placed from time to time in the ordinary course of business.

          To satisfy customer requirements, we may be required to stock certain long lead time parts in anticipation of future orders. The failure of such orders to materialize as forecasted could limit resources available for other important purposes or accelerate our requirement for additional funds. In addition, such excess inventory could become obsolete, which would adversely affect our financial performance. Business disruption, production shortfalls or financial difficulties of a limited source supplier could materially and adversely affect us by increasing product costs or reducing or eliminating the availability of such parts or components. In such events, our inability to develop alternative sources of supply quickly and on a cost-effective basis could materially impair our ability to manufacture and deliver our products on a timely basis and could have a material adverse effect on our business, operating results and financial condition.

--------------------------------------------------------------------------------

Dependence on Key Personnel

          Our success will depend in large part upon our ability to attract and retain highly qualified management, engineering, manufacturing, marketing, sales and R&D personnel. Due to the specialized nature of our business, it may be difficult to locate and hire qualified personnel. The loss of services of one of our executive officers or other key personnel, or the failure to attract and retain other executive officers or key personnel, could have a material adverse effect on our business, operating results and financial condition.

Product Liability

          To date, our products have been installed in more than 300 cell sites with a wide geographic dispersion. Although we believe our products have not experienced any significant reliability problems to date, our products may develop reliability problems in the future. Repeated or widespread quality problems could result in significant warranty expenses and/or the loss of customer confidence. The occurrence of such quality problems could have a material adverse effect on our business, operating results and financial condition.

Competition

          The wireless telecommunications equipment market is very competitive. Our products compete directly with products which embody existing and future competing commercial technologies. Many of these companies have substantially greater financial resources, larger R&D staffs and greater manufacturing and marketing capabilities than we do. Other emerging wireless technologies, including "smart antennas" and tower mounted amplifiers, may also provide protection from RF interference and offer enhanced range to wireless communication service providers at lower prices and/or superior performance, and may therefore compete with our products. High performance HTS RF filters may not become a preferred technology to address the needs of wireless communication service providers. Failure of our products to improve performance sufficiently, reliably, or at an acceptable price or to achieve commercial acceptance or otherwise compete with conventional and new technologies will have a material adverse effect on the our business, operating results and financial condition.

          Although the market for superconductive electronics currently is small, we believe it will become intensely competitive, especially if products with significant market potential are successfully developed. In addition, if the superconducting industry develops, additional competitors with significantly greater resources are likely to enter the field. In order to compete successfully, we must continue to develop and maintain technologically advanced products, reduce production costs, attract and retain highly qualified personnel, obtain additional patent or other protection for our technology and products and manufacture and market our products, either alone or with third parties. We may be unable to achieve these objectives. Failure to achieve these objectives would have a material adverse effect on our business, operating results and financial condition.


                                   LEGAL RISKS

Intellectual Property and Patents

          Our success will depend in part on our ability to obtain patent protection for our products and processes, to preserve our trade secrets and to operate without infringing upon the patent or other proprietary rights of others and without breaching or otherwise losing rights in the technology licenses upon which any of our products are based. As of December 31, 2000, we had been issued 35 U.S. and 4 foreign patents, had filed and were actively pursuing applications for 13 other U.S. and 23 other patents, and were the licensee of 7 U.S. patents and patent applications held by others. We acquired additional patent rights in connection with our purchase of the Adaptive Notch Filtering business unit of Lockheed Martin Canada. One of our patents is jointly owned with Lucent Technologies, Inc. We believe that, since the discovery of HTS materials in 1986, a large number of patent applications have been filed worldwide, and many patents have been granted in the U.S. relating to HTS materials. The claims in those patents often appear to overlap and there have been interference proceedings pending in the United States Patent and Trademark Office (not currently involving our company) regarding rights to inventions claimed in some

--------------------------------------------------------------------------------
                                     Page 12
of the HTS materials patent applications. We also believe there are a large number of patents and patent applications covering RF filter products and other products and technologies that we are pursuing. Accordingly, the patent positions of companies using HTS materials technologies and RF technologies, including our company, are uncertain and involve complex legal and factual questions. The patent applications filed by us or by our licensors may not result in issued patents or the scope and breadth of any claims allowed in any patents issued to us or our licensors may not exclude competitors or provide competitive advantages to us. In addition, patents issued to us, our subsidiaries or our licensors may not be held valid if subsequently challenged or others may claim rights in the patents and other proprietary technologies owned or licensed by us. Others may have developed or may in the future develop similar products or technologies without violating any of our proprietary rights. Furthermore, our loss of any license to technology that we now have or acquire in the future may have a material adverse effect on our business, operating results and financial condition.

          Some of the patents and patent applications owned or licensed by us are subject to non-exclusive, royalty-free licenses held by various U.S. governmental units. These licenses permit these U.S. government units to select vendors other than us to produce products for the U.S. Government, which would otherwise infringe our patent rights that are subject to the royalty-free licenses. In addition, the U.S. Government has the right to require us to grant licenses (including exclusive licenses) under such patents and patent applications or other inventions to third parties in certain instances.

          Older patent applications in the U.S. are currently maintained in secrecy until patents are issued. In foreign countries and for newer U.S. patent applications, this secrecy is maintained for a period of time after filing. Accordingly, publication of discoveries in the scientific literature or of patents themselves or laying open of patent applications in foreign countries or for newer U.S. patent applications tends to lag behind actual discoveries and filing of related patent applications. Due to this factor and the large number of patents and patent applications related to HTS materials, RF technologies and other products and technologies that we are pursuing, comprehensive patent searches and analyses associated with HTS materials, RF technologies and other products and technologies that we are pursuing are often impractical or not cost-effective. As a result, our patent and literature searches cannot fully evaluate the patentability of the claims in our patent applications or whether materials or processes used by us for our planned products infringe or will infringe upon existing technologies described in U.S. patents or may infringe upon claims in patent applications made available in the future. Because of the volume of patents issued and patent applications filed relating to HTS materials, RF technologies and other products and technologies that we are pursuing, we believe there is a significant risk that current and potential competitors and other third-parties have filed or will file patent applications for, or have obtained or will obtain, patents or other proprietary rights relating to materials, products or processes used or proposed to be used by us. In any such case, to avoid infringement, we would have to either license such technologies or design around any such patents. We may be unable to obtain licenses to such technologies or, if obtainable, such licenses may not be available on terms acceptable to us or we may be unable to successfully design around these third-party patents.

          Participation in litigation or patent office proceedings in the U.S. or other countries, which could result in substantial cost to and diversion of effort by our company, may be necessary to enforce patents issued or licensed to us, to defend our company against infringement claims made by others or to determine the ownership, scope or validity of the proprietary rights of our company and others. The parties to such litigation may be larger, better capitalized than us and better able to support the cost of litigation. An adverse outcome in any such proceedings could subject us to significant liabilities to third parties, require us to seek licenses from third parties and/or require us to cease using certain technologies, any of which could have a material adverse effect on our business, operating results and financial condition.

          We believe that a number of patent applications, including applications filed by International Business Machines Corporation, Lucent Technologies, Inc., and other potential competitors of our company are pending that may cover the useful compositions and uses of certain HTS materials including yttrium barium copper oxide ("YBCO"), the principal HTS material used by us in our present and currently proposed products. Therefore, there is a substantial risk that one or

--------------------------------------------------------------------------------
more third parties may be granted patents covering YBCO and other HTS materials and their uses, in which case we could not use these materials without an appropriate license. As with other patents, we have no assurance that we will be able to obtain licenses to any such patents for YBCO or other HTS materials, processes for manufacturing those materials, or their uses or that such licenses would be available on commercially reasonable terms. Any of these problems would have a material adverse effect on our business, operating results and financial condition.

Litigation

          The Company has been subject to a number of lawsuits and currently has a number of legal proceedings against it involving various claims. Although the Company has been successful in defending itself against these claims to date, there is no guarantee that this success will continue. If the Company is not successful in defending itself against these claims, there may be a material and adverse effect on our business, operating results and financial condition.

Government Regulations

          Although we believe that our wireless telecommunications products themselves would not be subject to licensing by, or approval requirements of, the FCC, the operation of base stations is subject to FCC licensing and the radio equipment into which our products would be incorporated is subject to FCC approval. Base stations and the equipment marketed for use therein must meet specified technical standards. Our ability to sell our wireless telecommunications products is dependent on the ability of wireless base station equipment manufacturers and wireless base station operators to obtain and retain the necessary FCC approvals and licenses. In order for them to be acceptable to base station equipment manufacturers and to base station operators, the characteristics, quality and reliability of our base station products must enable them to meet FCC technical standards. We may be subject to similar regulations of the Canadian federal and provincial governments. Any failure to meet such standards or delays by base station equipment manufacturers and wireless base station operators in obtaining the necessary approvals or licenses could have a material adverse effect on our business, operating results and financial condition. In addition, HTS RF filters are on the U.S. Department of Commerce's export regulation list. Therefore, exportation of such RF filters to certain countries may be restricted or subject to export licenses.

          We are subject to governmental labor, safety and discrimination laws and regulations with substantial penalties for violations. In addition, employees and others may bring suit against us for perceived violations of such laws and regulations. Defense against such complaints could result in significant legal costs for us. Although we endeavor to comply with all applicable laws and regulations, we may be the subject of complaints in the future, which could have a material adverse effect on our business, operating results and financial condition.

Environmental Liability

         We use certain hazardous materials in our research, development and manufacturing operations. As a result, we are subject to stringent federal, state and local regulations governing the storage, use and disposal of such materials. It is possible that current or future laws and regulations could require us to make substantial expenditures for preventive or remedial action, reduction of chemical exposure, or waste treatment or disposal. We believe we are in material compliance with all environmental regulations and to date we have not had to incur significant expenditures for preventive or remedial action with respect to the use of hazardous materials. However, our operations, business or assets could be materially and adversely affected by the interpretation and enforcement of current or future environmental laws and regulations. In addition, although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, there is the risk of accidental contamination or injury from these materials. In the event of an accident, we could be held liable for any damages that result. Furthermore, the use and disposal of hazardous materials involves the risk that we could incur substantial expenditures for such preventive or remedial actions. The liability in the event of an accident or the costs of such actions could exceed the our resources or otherwise have a material adverse effect on our business, results of operations and financial condition. We carry property and workman's compensation insurances in full force and effect through nationally known carriers which include pollution cleanup or removal and medical claims for industrial incidents.

--------------------------------------------------------------------------------

              RISKS RELATED TO ACQUISITIONS AND BUSINESS EXPANSION

Risks Associated with Lockheed Martin Canada Transaction

          We acquired the Adaptive Notch Filtering business unit of Lockheed Martin Canada in December 2000. There are certain risks associated with this transaction, including the risk that we will not be able to successfully integrate the Adaptive Notch Filtering business into our existing business.

Risks Associated with Spectral Solutions Transaction

          We acquired Spectral Solutions in August 2000. There are certain risks associated with this transaction, including the risk that we will not be able to successfully integrate the Spectral Solutions business. Spectral Solutions develops and manufactures primarily "thin-film" HTS RF applications for the wireless communications industry. We have concentrated our manufacturing and marketing efforts to date on "thick-film" applications, and there can be no assurance that we will successfully integrate thin-film technology into our product offerings. There is also no assurance that we will be able to achieve the synergies we believe should result from the acquisition of Spectral Solutions.

Risks of Future Acquisitions

          In the future, we may pursue acquisitions to obtain products, services and technologies that we believe will complement or enhance our current product or services offerings. At present, we have no agreements or other arrangements with respect to any acquisition. An acquisition may not produce the revenue, earnings or business synergies that we anticipated and may cause us to assume significant unforeseen liabilities, and an acquired product, service or technology might not perform as we expected. If we pursue any acquisition, our management could spend a significant amount of time and effort in identifying and completing the acquisition and may be distracted from the operations of our business. If we complete an acquisition, we would probably have to devote a significant amount of management resources to integrating the acquired business with our existing business, and that integration may not be successful.

International Operations

          We are in discussions with several companies in non-U.S. markets, in particular in Japan and other parts of Asia, to form manufacturing, product development joint ventures and other marketing or consulting arrangements. Results of these discussions include a joint marketing agreement with CTR Ventures in Japan and the opening of a Japanese office in Tokyo; a joint product development and manufacturing arrangement with KMW, Inc. in Korea and the acquisition of the ANF division from Lockheed Martin Canada.

          We believe that non-U.S. markets could provide a substantial source of revenue in the future. However, there are certain risks applicable to doing business in foreign markets that are not applicable to companies doing business solely in the U.S. For example, we will be subject to risks related to fluctuations in the exchange rate between the U.S. dollar and foreign currencies in countries in which we do business. In addition, we will be subject to the additional laws and regulations of these foreign jurisdictions, some of which might be substantially more restrictive than similar U.S. ones. Foreign jurisdictions may also provide less patent protection than is available in the U.S., and we may be less able to protect our intellectual property from misappropriation and infringement in these foreign markets.


             HTS AND WIRELESS TELECOMMUNICATIONS INDUSTRY BACKGROUND

          There are two distinct market applications for HTS front-end systems. The larger opportunity will be as an enabling technology for Third Generation
(3G) wireless systems, which is expected to be deployed in 2002 to support mobile Internet services. The more immediate application will be based on retrofitting existing 2G networks (principally CDMA) to provide capacity solutions as these networks begin to run out of spectrum to support rapidly growing customer traffic.

--------------------------------------------------------------------------------
                                     Page 15

THE 3G OPPORTUNITY: A TRUE WIRELESS INTERNET

          Existing wireless networks are based on technical architectures that were standardized in the late 1980s and early 1990s, and are highly optimized for voice signals. The guiding principle of 2G systems (including TDMA, GSM, CDMA) is signal compression to achieve spectrum efficiency. The basic user data-rate in these networks is typically around 10 kb/s, which is adequate for telephony voice traffic.

          These networks are not capable of supporting true Internet applications. Recent experience with the i-Mode service introduced in 1999 by NTT DoCoMo in Japan has demonstrated a strong demand for wireless Internet type service, while also exposing the difficulties of delivering this service over existing 2G networks. The i-Mode service was launched in 1999 in Japan, and rapidly became the most successful new service introduction in the history of the wireless industry, adding six million customers in only six months. The service itself comprises an Internet-type connectivity for email, messaging, file transfer, as well as voice telephony, and by early 2000, more than 80% of the new subscribers being added in NTT's wireless network were i-Mode subscribers. However, beginning in February 2000, the network began to experience severe technical difficulties stemming from overloading of the basic 2G transmission facilities. By July 2000, it had become necessary to suspend the promotion of the service to new customers. While clearly demonstrating a strong demand for wireless Internet service, the i-Mode experiment clearly showed that a new network architecture will be needed to deliver this service effectively.

          3G standards are being developed to meet the needs for a true wireless Internet service. [There are several competing versions of the 3G standard, including W-CDMA which is favored by most of the Europeans and by NTT DoCoMo, and cdma2000, promoted by Qualcomm and supported by many existing IS-95 (2G
CDMA) operators. Both standards are broadly similar. They are based on wideband CDMA architecture, and will require the same general ultra-clean interference suppression solutions.] These new standards will allow for user data-rates of up to 2 MB/s - nearly two hundred times faster than 2G networks. Moreover, 3G networks will have to support traffic patterns characteristic of Internet connectivity ("always on" service that may generate several hours of connect time per user per day) rather than today's short voice telephony patterns.

          One system element that is especially affected by 3G performance objectives is the receiver front-end, especially the filters and low-noise amplifiers that acquire the desired signal and block interference from other sources. Existing 1G and 2G networks are designed around the less-than-perfect performance characteristics of conventional front-end systems based on metallic or ceramic (dielectric) filter technology. These systems allow for a great deal of interference to penetrate the desired signal. There is evidence that even in existing networks (2G CDMA) there are large losses in system capacity - up to 50% or more of nominal capacity lost, according to recent tests with major CDMA carriers - due solely to the imperfections in receiver front-end filtering based on conventional technology. With 3G, extensive testing by NTT DoCoMo and others indicates that conventional front-end technology will not deliver adequate performance. HTS-based receiver front-ends provide an almost theoretically perfect control over out-of-band interference. Recent publications and announcements by NTT scientists indicate that HTS is increasingly viewed as a basic requirement for 3G networks

          High-temperature superconducting materials are used to design RF subsystems such as receiver front-end filters which eliminate interference that can reduce the quality and capacity of wireless systems. Superconductor-based filters far outperform the best conventional front-end filters, as shown in Figure 1, which is adapted from [NTT DoCoMo] sponsored published test results in
Japan:

--------------------------------------------------------------------------------
                                    Page 16

                                    FIGURE 1

                           [RELATIVE FREQUENCY GRAPH]
          RELATIVE FREQUENCY (FC CENTER FREQUENCY, B:3-DB BAND WIDTH)

SIZE OF THE 3G HTS MARKET

          The size of the 3G market is developed from two overarching premises:

NETWORK REPLACEMENT: 3G will require completely new networks: new base stations, new switches, new handsets - and new technology. It is not possible to retrofit existing 2G networks. The Company expects that the entire wireless industry, which now encompasses almost 1 million base stations and perhaps 500 million handsets, will eventually be completely replaced or overbuilt with new 3G equipment.

INTERNET PRESSURE: The fundamental demand driver for 3G is Internet traffic (pure data, email, plus mixed voice-and-data for mobile applications and various multimedia services). As the i-Mode experience shows clearly, the demand pressure should follow Internet growth patterns rather than conventional circuit-switched telephony growth or even mobile telephony growth trajectories.

          Taken together, these premises imply that the scope of the total 3G equipment market will be enormous, requiring hundreds of billions of dollars of new technology investment worldwide over the next ten years. The scope of the HTS front-end segment could well be in the billions of dollars annually.

          Based upon analysis of available information, the HTS market potential in Japan alone could potentially be considerably more than $1 billion over the next five years. [Equivalent single-sector (omni) base stations. Some of these will be co-located as sectored sites, either 3 or 6 sectors per site.] The total number of 3G base stations deployed by all three licensed operators in Japan is estimated to be between 75,000 to 100,000 over a 5-8 year period. The Korean market is estimated to be approximately 40% of the size of the Japanese market overall and the European and US markets are estimated to be approximately 4 and 2 times the size of the Japanese market respectively.

TIMING OF 3G

JAPAN: NTT's stated goal is to begin commercial 3G service in mid-2001. Other operators (KDDI and Japan Phone) have announced their intentions to deploy 3G within a year or so of NTT. Based on information available to ISCO, we believe that the main build-out for 3G will develop beginning about 1 year later: mid-2002, reaching high volume in 2003. We anticipate the 2003 level will be sustained for several years as the networks are built out.

--------------------------------------------------------------------------------

KOREA: We believe that Korea will be developing according to approximately the same time-table as Japan, perhaps delayed by 6-12 months.

EUROPE: The European 3G market development is in flux. Last year there was a consensus that 3G would be delayed in Europe, but recent auction results and even some announced contracts indicate that the deployment schedule may be accelerating. We estimate that European deployments (other than the UK) will lag the Japanese deployment by 1.5 to 2 years. The UK deployment may be ahead of the rest of the European market.

UNITED STATES: The timetable for 3G in the United States is uncertain. A signal event will be the commencement of spectrum auctioning for the 700 MHz bands in 2002; this event should crystallize 3G service plans and timetables should become clearer. However, the non-standard frequency band will add further timing uncertainty.

SPECTRUM CONGESTION: Different markets may show some differences in the uptake of HTS solutions due to different specific interference considerations. In Japan, for example, the co-existence of PHS services in near-adjacent bands with the new 3G systems appears to have accentuated engineering concern over interference. In the US, the continued operation of some TV broadcasters in the proposed 700 MHz band has also spurred the FCC and others to focus on the problems of interference-management.

THE 2G OPPORTUNITY: CAPACITY UPGRADES FOR CDMA

          Well before the arrival of 3G, there is strong market pressure developing which the Company believes will be favorable to HTS applications. Existing wireless operators (cellular and PCS) are now beginning to run out of capacity in major markets. Whereas until last year most carriers were much more concerned with coverage than capacity, we believe that capacity shortages in key urban markets are becoming a critical concern for many operators this year, and will intensify next year.

          Adding capacity can be fundamentally quite expensive. The standard solution is to split cells or add extra base stations, which costs anywhere from $200,000 to $1 million per cell-site. Exotic technology solutions like "smart antennas" are still maturing and also very expensive ($100,000 or more per site). By contrast, HTS front-end systems can increase capacity substantially at a modest cost ($15,000-$40,000 per site today).

          The capacity gains are most significant for CDMA-based networks. CDMA is a complex 2G air-interface which creates capacity by carefully designing orthogonal and semi-orthogonal cross-interference patterns between different signals sharing the same spectrum. This type of system is very sensitive to non-optimal conditions such as uncontrolled interference from out-of-band sources. Beginning last year, the Company has been testing the effects of HTS on regaining lost capacity with a major US CDMA carrier. Representative results are shown in the following Figure. Under specified test conditions, in a multi-cell network, the standard configuration cell-site (single carrier) was capable of supporting NINE simultaneous telephone calls.

CDMA CELL, CONVENTIONAL FRONT-END: 9 SIMULTANEOUS CALLS

                               [CDMA CELL GRAPH]

OEM CONFIGURATION MAXIMUM NUMBER OF STABLE CALLS = 9

--------------------------------------------------------------------------------
                                     Page 18

The same cell-site, with an HTS receiver, was able to support FOURTEEN simultaneous calls. These results pertain to the downlink. Similar gains are seen on the uplink, along with a reduction in mobile unit power of 3-5 dB on average.

                              [CODE DOMAIN GRAPH]

          These gains are highly significant. HTS front-end solutions are emerging as the cheapest capacity enhancement solution available to CDMA carriers. This could potentially lead to the deployment of HTS as a network-wide capacity solution (rather than a site-specific interference-suppression tool).

TIMING OF THE 2G MARKET

          The 2G market is beginning to develop now in the United States, and it will be the focus of our near-term sales effort in the next 18 months. The driver for this market is the developing capacity crisis in important CDMA markets.

          The same application also exists in Korea - an all-CDMA market - and potentially with the current CDMA carrier in Japan (KDDI).

COMPETITION

          All other HTS companies are limited to thin-film HTS. These include two small U.S. based thin-film companies (Conductus, Inc. and Superconductor Technologies, Inc.) which have sold systems in the U.S. for receive filter applications. DuPont, a holder of a number of patents in the HTS materials area, has indicated an interest in developing a CRFE. However, the Company is not aware of DuPont having produced a functional HTS prototype, nor is it aware of the development or delivery of any commercial system. A number of other companies in Japan and Europe have engaged in development towards thin-film HTS, but to our knowledge have not delivered commercial HTS systems. In Japan, Cryodevices Ltd. is a joint venture between two Japanese companies, which has been working on thin-film technology for several years. Toshiba has also indicated an interest in developing a HTS filter for wireless telecommunications. In Europe, Cryoelectrica is a university-affiliated entity that has also been pursuing thin-film designs. To our knowledge, neither has delivered a commercial system. There was also a European consortium called Sucoms, which was established for the same purpose. Sucoms was apparently disbanded earlier this year.

--------------------------------------------------------------------------------
                                    Page 19

          The following chart summarizes the relative publicly announced technology and product position of the current HTS competitors to the Company:

-------------------------------------------------------------------------------------------------------------
                 Thin-film    Thick-film   Hybrid        Transmit     Tower-       ATP          Equali-
                                           HTS           Products     Mount                     zation
-------------------------------------------------------------------------------------------------------------
ISCO             YES          YES          YES           YES          YES          YES          YES
-------------------------------------------------------------------------------------------------------------
CDTS             YES          NO           NO            NO           NO           NO           NO
-------------------------------------------------------------------------------------------------------------
SCON             YES          NO           NO            NO           NO           NO           NO
-------------------------------------------------------------------------------------------------------------


          The Company believes it has the broadest HTS technology base of any company in the world. The Company's goal is to position itself to lead the industry in HTS wireless applications as HTS solutions move toward the mainstream with 2G and 3G applications.

--------------------------------------------------------------------------------

TECHNOLOGY OVERVIEW

         A wireless base station is divided (roughly) into two halves: the digital portion, and the so-called "front-end."

                 [DIGITAL WIRELESS COMMUNICATION SYSTEM GRAPH]

         The core expertise of ISCO is the application of HTS to wireless front-end systems. The components in the receiver front-end are designed to acquire the desired information-bearing signal and pass it through to the digital portion of the system, where it is processed digitally and the user information is extracted. Typically, much of the signal is lost as it passes through the front-end components. As well, undesired electromagnetic interference also leaks into the system due to imperfections in the filtering characteristics of the front-end devices. 1G and 2G systems are designed around these losses and interference levels, and the information carrying capacity of these systems are inherently limited.

         Superconductivity is a property of certain materials, at certain temperatures, in which electrical resistance is reduced essentially to zero. High-temperature superconductivity (HTS) refers to materials, which exhibit this property at relatively higher temperatures, which are suitable for practical industry applications. [These materials were first discovered in the 1980s. There are two main materials used today: Yttrium Barium Cupric Oxide (YBCO) and Thallium Barium Calcium Cupric Oxide (TBCCO). These materials exhibit superconductivity at temperatures up to 80-100(degree) K, which is suitable for industrial applications.]

         The use of HTS for wireless front-end systems is based on the following general concept: by coating the surfaces of filter elements and other elements of the front-end, it is possible to create front-end components which introduce very little signal loss or degradation (no electrical resistance). In turn, this allows for much more powerful filter architectures to be employed practically-which results in much better performance. For example, the complexity of a filter is related to the number of serial stages or poles in the filter design. With conventional technology, it is impractical to construct a filter of more than around 8-10 poles (and most are less complex). With HTS, ISCO has delivered systems using 32 poles, with nearly perfect out-of-band filter performance. Finally, the fact that these systems are cooled cryogenically reduces the thermal noise component.

THIN-FILM & THICK-FILM HTS

         There are two ways of designing an HTS component. So-called thin-film techniques use vacuum deposition processes to carefully lay down extremely thin layers of HTS material upon an appropriate substrate. The result is a wafer which can be etched to



--------------------------------------------------------------------------------
                                    Page 21
create components such as a filter, in a process similar to semi-conductor chip fabrication. The advantages of thin-film techniques are a somewhat smaller size of the filter component, and the potential for integration with other components in an Integrated Circuit or chip-type architecture.

         THICK-FILM techniques use a series of processes more similar to the ceramic firing of a coating to create a somewhat thicker HTS layer on the substrate, and are typically employed to coat three-dimensional resonator elements and other larger structures. The manufacturing process is generally much simpler and less expensive (no clean room required as for thin-film). The advantages of thick-film HTS are much higher filter performance [i.e., better selectivity and ultimate rejection; much better intermodulation characteristics; larger numbers of poles can be employed.] as well as the ability to support high-power applications for transmit filters and other transmitter components.

         ISCO is the only company in the world with both thin-film and thick-film HTS technology. Because of this, ISCO can design products using the best available HTS technology for a given application, and is the only company with the ability to combine thin-film and thick-film solutions in the same front-end platform.

FRONT-END ARCHITECTURES

         ISCO has extensive experience in designing and producing a wide range of RF front-end systems using HTS. We believe that our experience base is greater than any other company in the world in the application of HTS to wireless systems. Key platform technologies (all patented by ISCO) include:

                  Tower-mounted cryogenic RF receiver front-end (plus LNA) - the only HTS system designed for tower-top installations

                  All-temperature Performance (ATP) RF filter technology, capable of operating at either cryogenic or ambient temperatures (eliminating system failure point and need for conventional back-up system required by competing thin-film vendors); ATP encompasses unique HTS materials as well as frequency-compensation filter architectures

                  Cryogenic equalization technologies to control group delay in high-performance 3G systems. Group delay is the tendency of the digital signal to spread out in time, so that information-bearing digital pulses tend to "smear" together and cause inter-symbol interference
         (ISI). ISI is combated by equalization techniques, which can be implemented either in the front-end or in the digital domain. Digital equalization is a significant signal processing overhead that can eventually impose limits on system throughput; hence, it is desirable to accomplish as much of the equalization of the signal as possible in the analog front-end. ISCO is the only HTS company that has implemented equalization in HTS front-end systems.

                  Transmit filter designs capable of handling up to 100 watts of power.

ADAPTIVE NOTCH FILTERS

         The Company also offers adaptive notch filter products that continually scan a segment of RF spectrum for interference and block that interference within 20 milliseconds. The blocking feature is in place as long as needed for noise suppression. These products are especially useful in dealing with sporadic in-band interference as they adapt the Company's interference-management technology to the fluid environment. The complementary nature of these products with the Company's HTS solutions for adjacent-band interference allows the Company to offer complete interference-management solutions to its customers, rather than force customers to try to isolate the primary cause of their interference problems prior to looking for an effective solution.

PRODUCT BENEFITS

         The Company's products are designed to address the high performance RF front-end needs of domestic and international commercial wireless telecommunication systems by providing the following advantages:

         GREATER NETWORK CAPACITY AND UTILIZATION. The Company's interference management solutions can increase capacity and utilization by up to 70%. In some cases, capacity increases because channels which were previously unusable due to interference are recovered. In other cases, system utilization increases because of lower levels of



--------------------------------------------------------------------------------
                                    Page 22
blocked or dropped calls, and increases in the ability of the system to permit weak signals to be processed with acceptable call quality. In CDMA systems, increased capacity frequently results from lowering the system's noise floor.

         IMPROVED BASE STATION RANGE. The Company's RF front-end systems can extend the uplink range of a wireless system by up to 30%. Greater range can reduce a service operator's capital expenditure per customer in lower density areas by filling in coverage gaps in existing systems or by reducing the number of required cell sites for new system deployments.

         IMPROVED FLEXIBILITY IN LOCATING BASE STATIONS. The Company's RF front-end products can allow wireless telecommunications service providers to co-locate base stations near other RF transmitters. The Company's products allow the base station radio to better tolerate RF interference while reducing out-of band signals that could interfere with other nearby wireless telecommunication operators.

         IMPROVED CALL QUALITY. The Company's products improve call quality by reducing dropped and blocked calls. During commercial installations, the Company's RF filter products have demonstrated up to a 40% reduction in dropped calls. The Company's products also improve audio fidelity by reducing noise and interference.

         IMPROVED DIGITAL SYSTEM CAPACITY. Tests conducted by wireless operators show that on a single base station test, capacity of the base station increases by as much as 30%. The Company believes that with a system wide deployment of its products, the capacity of the system may increase by more than 70%.

                               COMPANY HIGHLIGHTS

Sales and Marketing

     The Company has historically focused its sales and marketing effort on U.S. wireless service providers for retrofit applications. To date, the Company has sold its products to many of the largest cellular operators in the United States as well as to numerous mid-size and smaller U.S. wireless operators.

         Recently, the Company has also focused on international customers, marketing both its existing products and presenting the benefits of its interference-management technology in the design and early stages of new systems for Third Generation Wireless ("3G") Systems. The first of these systems is expected to be deployed during 2001 in Japan, with deployment in Korea and Europe expected thereafter. Toward that end, the Company opened a sales office in Japan during 2000. The Company also sold its existing products in Chile, Spain, and Canada during 2000 and looks to continue to market its products internationally during 2001 and beyond.

Manufacturing

     The Company's manufacturing processes provide predictable product yields and can be easily expanded to meet increased customer demand. However, it is possible that substantial growth in demand could overwhelm existing capacity to supply products. To deal with this possibility, the Company is in the process of qualifying third party manufacturers of the RF filter products. The Company also has an agreement in place with a contract manufacturer that outsources production of its Adaptive Notch Filters (ANF units) at a facility in Toronto, Canada.

     The Company's manufacturing operations can be found in Mount Prospect, IL, Louisville, CO and Toronto, Canada.

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

     The Company's total R&D expenses during 1998, 1999 and 2000 were


--------------------------------------------------------------------------------
                                    Page 23
approximately $2,935,000, $1,757,000 and $3,188,000, respectively.

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

     As of December 31, 2000, we had been issued 35 U.S. and 4 foreign patents, had filed and were actively pursuing applications for 13 other U.S. and 23 other patents, and were the licensee of 7 U.S. patents and patent applications held by others. We acquired additional patents, through assignment of a license from the Canadian government, in connection with our purchase of the Adaptive Notch Filtering business unit of Lockheed Martin Canada. One of our patents is jointly owned with Lucent Technologies, Inc. We believe that, since the discovery of HTS materials in 1986, a large number of patent applications have been filed worldwide, and many patents have been granted in the U.S. relating to HTS materials. The claims in those patents often appear to overlap and there are interference proceedings pending in the United States Patent and Trademark Office (not currently involving our company) regarding rights to inventions claimed in some of the HTS materials patent applications. Furthermore, the Company expects to pursue foreign patent rights on certain of its inventions and technologies critical to its products.

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

     Through collaborative relationships with Argonne and Northwestern University, the Company has licensed patents and patent applications issued or filed in the United States and in certain foreign countries arising under or related to such collaborative relationships. These licenses primarily relate to the processing and composition of HTS materials, including the preferential orientation of HTS materials and the processing of YBCO on a variety of metals, as well as design technology for some of the Company's current and proposed products. The Company's licenses from ARCH Development Corporation and Northwestern University continues for the lives of the patent rights licensed thereby, subject to termination on certain events, and permit the Company to retain rights to its patentable improvements to the licensed technology. Certain of the Company's research has been funded in part by Small Business Innovation Research and other government contracts. Although the U.S. Government has or will have certain rights in the technology developed with this funding, the Company does not believe that these rights will have a material impact on the Company's current RF filter products.

Non-HTS Competition

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


--------------------------------------------------------------------------------
                                    Page 24

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

EMPLOYEES

     As of January 31, 2001, the Company had a total of 71 employees, 19 of whom hold advanced degrees. Of the employees, 18 are engaged in manufacturing and production, 34 are engaged in research, development and engineering, and 19 are engaged in general management, marketing, sales, finance and administration. The Company also periodically employs a number of consultants and independent contractors. None of the Company's employees are covered by a collective bargaining agreement. The Company believes its relationship with its employees is good.

ITEM 2.  PROPERTIES

     The Company maintains its corporate headquarters in a 35,000 square foot building located in Mt. Prospect, Illinois under a lease which expires in October 2004. Additionally, it maintains a 29,000 square foot building located in Louisville, Colorado under a lease which expires in May 2003 and a 6,500 square foot facility located in North York, Ontario under a sublease that expires in August, 2004. These facilities house the Company's manufacturing, research, development, engineering


--------------------------------------------------------------------------------
                                    Page 25
and marketing activities. The Company believes that these facilities are adequate and suitable for its current needs and that additional space would be available on commercial terms as necessary to meet any future needs.

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

         The Company filed a motion for summary judgment against Mr. Siegler, which was on hold pending the deposition of an expert retained by Mr. Siegler in the case. The Company deposed this witness in March 2000. A hearing on the Company's summary judgment motion was held in June 2000, and the motion was subsequently denied. The trial date has been set for August 7, 2001.

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

Note Litigation

         On February 22, 2000, the Company reached a settlement agreement with the Borrowers (defined below), whereby the Company agreed to release the Borrowers' obligations under the notes in return for the Borrowers' surrender of 210,196 warrants to purchase common stock of the Company held by them and discharge of their counterclaims. As a result of this settlement, the Company recorded a charge of $822,776 to additional paid-in capital in the first quarter of 2000, reflecting the carrying amount of the notes of $680,696 and related accrued interest of $142,080, which approximated the fair value of the warrants surrendered. The following is a historical summary of events that led to the settlement agreement just described:

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


--------------------------------------------------------------------------------
                                    Page 26

     On September 30, 1997, the Borrowers and the Guarantor responded to the Company's complaint. Concurrently, the Borrowers filed a counterclaim alleging that they exercised the warrants in reliance on the Company's alleged fraudulent representations to certain Borrowers concerning a third-party's future underwriting of a secondary public offering of the Company's Common Stock.

Lipman Litigation

     The Illinois Appellate Court denied plaintiffs' subsequent motion for a re-hearing on October 23, 2000 and plaintiffs did not seek review before the Illinois Supreme Court. Accordingly, this litigation has been concluded without any loss to the Company or its directors. The following is a historical summary of events that led to the dismissal of this litigation against the Company:

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

         In February 1998, the Company and the Named Directors filed a motion to dismiss Mr. Lipman's complaint, arguing in part that the plaintiff's claims were barred by their failure to fulfill the legal prerequisites for suing the Named Directors. In June 1998, the court granted the Company's and the Named Directors' motion to dismiss the complaint. Thereafter Mr. Lipman filed an amended complaint against the Named Directors but excluding the Company itself as a defendant. The amended complaint alleged that the Named Directors breached their duties of loyalty and due care to the putative class of stockholders by selecting financing for the Company in June 1997 and thereafter drawing two tranches of the financing. The amended complaint sought certification of a class consisting of all owners of the Common Stock during the period from May 15, 1997 through December 31, 1997, excluding the Named Directors. Mr. Lipman's amended complaint alleged that the stock owned by the putative class lost $61 million due to the financing the Named Directors selected, and sought an unspecified amount of compensatory and punitive damages. The Named Directors filed a motion to dismiss Mr. Lipman's amended complaint which the court granted in December 1998, finding that Mr. Lipman still had failed to fulfill the prerequisites for maintaining a shareholder derivative action against the Named Directors. In January 1999, Mr. Lipman and two added former stockholders filed a second amended complaint against the Named Directors and again including the Company itself as a defendant. The second amended complaint alleged that the Named Directors breached their duties of loyalty and due care to the putative class and further alleged that the purported devaluation of the plaintiffs' stock resulting from the June 1997 financing was an improper "assessment" on the plaintiffs' shares for which they sought an unspecified amount of compensatory and punitive damages. The Company and the Named Directors filed a motion to dismiss the second amended complaint which the Court granted in April 1999, finding that (i) the plaintiffs could not assert their stock devaluation claims, except derivatively, and (ii) the plaintiffs still had failed to fulfill the prerequisites for maintaining a shareholder derivative action against the Named Directors. In May 1999, the plaintiffs filed a third amended complaint against the Company and the Named Directors. The third amended complaint reiterated the plaintiffs' previous allegations that the Named Directors breached their duties of loyalty, due care and candor to the putative class, and again alleged the plaintiffs' claims of an improper "assessment." The third amended complaint also asserted two claims of purported common law fraud and a supposed violation of the Illinois Consumer Fraud Act based on allegations that the Company and the Named Directors had selectively disclosed "material, non-public confidential information" to the non-party financier in order to obtain the financing that the Company selected in June 1997, which allegedly reduced the Common Stock price. The plaintiffs sought an unspecified amount of


--------------------------------------------------------------------------------
                                    Page 27
compensatory and punitive damages, and attorneys' fees. In June 1999, the Company and the Named Directors filed a motion to dismiss the third amended complaint, arguing in part that the plaintiffs still had failed to fulfill the prerequisites for asserting their stock devaluation claims as a shareholder derivative action, and that the plaintiffs' claims of selective disclosure and fraud was barred on substantive and procedural grounds. In August 1999, the Court granted the Company's and the Named Directors' motion, and dismissed the suit with prejudice.

     Thereafter the plaintiffs filed a motion for reconsideration of the dismissal which the Court denied in September 1999. In October 1999, the plaintiffs filed their notice of appeal from the dismissal orders. All briefing on the appeal was completed in May 2000. The Illinois Appellate Court denied plaintiffs' subsequent motion for rehearing on October 23, 2000 and plaintiffs did not seek review before the Illinois Supreme Court.

Laves Litigation

     On July 17, 2000 Edward W. Laves filed an action(the "Complaint") in the Law Division of the Circuit Court of Cook County , Illinois, against the Company and three of its directors (George Calhoun, Samuel Perlman, and Mark Brodsky) charging the Company with constructive termination under and in breach of plaintiff's employment agreement, and with violation of the Illinois Wage Payment and Collection Act. Plaintiff seeks damages "estimated to exceed $9.5 million." The Company filed an appearance on behalf of all Defendants on October 3, 2000. On October 6, 2000, the Company filed on Defendants' behalf a Motion to Dismiss the Complaint. On January 22, 2001, the court issued an order granting our Motion to Dismiss the claims against the Individual Defendants, but denied our Motion to Dismiss with respect to claims against the Company. On February 21, 2001, Plaintiff filed a Motion to reconsider the court's dismissal of claims against the Individual Defendants. On March 13, 2001, we filed an Answer to the Complaint and a Memorandum in Opposition to this Motion to Reconsider. By order dated March 15, 2001, the court allowed Laves leave to file an amended Motion to Reconsider. A hearing is scheduled for May 16, 2001, to consider the amended Motion to Reconsider. Laves has submitted discovery requests in support of the Complaint. The Company believes the claims to be without merit and plans to vigorously defend itself in this action.

16(b) Litigation

    On February 22, 2001, the Company announced that a settlement of previously disclosed shareholder litigation has been reached, which, subject to court approval, will result in the Company receiving $15 million, less legal fees and certain other expenses. Two of the Company's stockholders, Elliott Associates, L.P. and Elliott International, L.P. (formerly Westgate International, L.P.), have agreed to make this settlement payment in order to resolve claims asserted against them and certain present and former directors. The shareholder litigation remains outstanding against other third parties. A notice regarding the settlement has been mailed to all shareholders. The court hearing to consider the settlement is scheduled for March 30, 2001.

    On March 16, 2001, the Company announced that a settlement of previously disclosed shareholder litigation has been reached, which, subject to court approval, will result in the Company receiving $5 million, less legal fees and certain other expenses. Alexander Finance has agreed to make this settlement payment in order to resolve claims asserted against them. A notice regarding the settlement has been mailed to all shareholders. The court hearing to consider the settlement is scheduled for April 27, 2001.

    The following is an historical summary of events that led to the settlements announced above:

     On February 26, 1999, Mark Levy, derivatively on behalf of the Company, filed a complaint against Southbrook International Investments, Ltd. ("Southbrook"), Elliott Associates, L.P. ("Elliott"), and Elliott International, L.P. ("Elliott International"), and against the Company as a "nominal defendant." The complaint filed in the United States District Court for the Southern District of New York, alleges that Southbrook, Elliott and Elliott International, while having beneficial ownership of more than 10% of the Company's common stock, traded the Company's common stock such that the Company is entitled to recover short swing profits under Section 16(b) of the Securities Exchange Act of 1934 in connection with purchases and sales of Company securities within six month


--------------------------------------------------------------------------------
                                    Page 28
periods. The complaint seeks to recover from Southbrook, Elliott and Elliott International their respective profits (in unspecified amounts) from those transactions. No relief is sought against the Company as a nominal defendant.

      Elliott and Elliott International are currently investors in the Company with substantial rights to acquire Company common stock by conversion of notes and exercise of warrants, and three of the current six directors of the Company were appointed in accordance with an agreement dated November 5, 1999 by and between
Elliott, Elliott International, an unaffiliated investor, and the Company. Two of such directors, Messrs. Mark Brodsky and Norbert Lou, are employed by a company that provides management services to, and is under common control with, Elliott and Elliott International.

     An amended complaint dated September 2, 1999 was served on the Company. The amended complaint raises the same claims alleged in the original complaint. As a "nominal defendant" the Company, by agreement with the plaintiff, has not responded to the lawsuit, but has reserved its right to move to dismiss any amended pleading.

     Defendants moved to dismiss the amended complaint in February 2000. In response, the plaintiff cross-moved for leave to amend its complaint again. The proposed new pleading added Alexander Finance, LP as a defendant for the Section 16(b) claims, proposed to add two new theories pursuant to which defendants may be found liable under Section 16(b), and also proposed to add state law breach of fiduciary duty claims against current directors, at the time of filing, Howard Hoffman, Tom L. Powers, Mark D. Brodsky, George Calhoun and Samuel Perlman and former directors Edward W. Laves, Robert D. Mitchum and Terry S. Parker, based on the board of directors' decision to issue convertible notes and warrants to the defendants convertible or exercisable for shares of common stock at $0.25 per share.

     Following a hearing on August 17, 2000, the court allowed plaintiff leave to file his new amended complaint. The court also denied without prejudice defendants' motion to dismiss the initial 16(b) complaint (as amended). However, defendants may raise this motion again following resolution of a similar case by the Second Circuit Court of Appeals.

     On February 22, 2001, the Company announced that a settlement of previously disclosed shareholder litigation has been reached, which, subject to court approval, will result in the Company receiving $15 million, less legal fees and notice expenses. Two of the Company's stockholders, Elliott Associates, L.P. and Elliott International, L.P. (formerly Westgate International, L.P.), have agreed to make this settlement payment in order to resolve claims asserted against them and certain present and former directors. The shareholder litigation remains outstanding against other third parties. A notice regarding the settlement has been mailed to all shareholders. The court hearing to consider the settlement is scheduled for March 30, 2001.

    On March 16, 2001, the Company announced that a settlement of previously disclosed shareholder litigation has been reached, which, subject to court approval, will result in the Company receiving $5 million, less legal fees and notice expenses. Alexander Finance has agreed to make this settlement payment in order to resolve claims asserted against them. A notice regarding the settlement has been mailed to all shareholders. The court hearing to consider the settlement is scheduled for April 27, 2001.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended December 31, 2000.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock has been quoted since April 1999 on the OTC
Bulletin Board under the symbol "ISCO." From 1993 until April 1999, the Common Stock was quoted on the NASDAQ National Market. The following table shows, for the periods indicated, the reported high and low sale prices for the Common Stock. Such prices reflect prices between dealers, without retail mark up, mark down, or commissions and may or may not reflect actual transactions.


--------------------------------------------------------------------------------
                                    Page 29

                                                           HIGH        LOW
                                                           ----        ---

FISCAL YEAR ENDING DECEMBER 31, 1999
  First Quarter.................................          $ 1.69      $ 0.94
  Second Quarter................................          $ 1.50      $ 0.47
  Third Quarter.................................          $ 1.13      $ 0.50
  Fourth Quarter................................          $ 2.06      $ 0.33
FISCAL YEAR ENDING DECEMBER 31, 2000
  First Quarter.................................          $29.38      $ 1.22
  Second Quarter................................          $ 7.75      $ 2.81
  Third Quarter.................................          $ 4.94      $ 2.78
  Fourth Quarter................................          $ 3.81      $ 0.81



     On January 31, 2001, there were approximately 300 holders of record of the Common Stock. On such date the closing bid price for the Company's common stock as reported on the OTC Bulletin Board was $2.19.

     The Company has never paid cash dividends on the Common Stock and the Company does not expect to pay any dividends on its Common Stock in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

      On October 20, 2000, Elliott Associates, L.P. and Westgate International, L.P. purchased, for an aggregate price of $5 million, an aggregate of 1,818,182 shares of common stock of the Company. The price paid was 10% above the closing price of the Company's common stock on that date. It is the Company's intention to register these shares under an agreement with Elliott.

      The Company relied upon the private placement exemption under Section 4(2) of the Securities Act of 1933, as amended, including Rule 506 of Regulation D for the transaction. The shares were sold to accredited investors as that term is defined in Regulation D, for investment purposes, without solicitation or advertising by the Company. No underwriters were involved and no commissions were paid.

      On December 20, 2000, the Company issued 2.5 million shares of common stock to Lockheed Martin Canada, Inc. in connection with the Company's acquisition of the Adaptive Notch Filtering ("ANF") Business Unit pursuant to an asset purchase agreement. No underwriters were involved and no commissions were paid. The securities were issued pursuant to the private placement exemption under Section 4(2) of the Securities Act of 1933, as amended.





--------------------------------------------------------------------------------

ITEM 6.  SELECTED FINANCIAL DATA

     The following table presents selected consolidated financial data with respect to the Company as of and for the years ended December 31, 1996, 1997, 1998, 1999 and 2000. The selected consolidated financial data for each of the years in the five-year period ended December 31, 2000 have been derived from the audited consolidated financial statements of the Company. The information set forth below should be read in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8., "Financial Statements and Supplementary Data."


                                                    1996             1997              1998              1999               2000
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
  Net sales ..............................     $    209,822      $  1,038,134      $  3,242,930      $  2,408,604      $    495,885
  Costs and expenses:
    Cost of revenues .....................           49,534         4,401,077         7,047,347         5,923,173         2,672,578
    Research and development .............        6,422,921         4,132,019         2,934,784         1,757,214         3,187,768
    Selling and marketing ................        1,834,640         1,918,044         1,847,680         1,581,545         1,239,959
    General and administrative ...........        3,290,810         2,772,274         3,370,058         2,617,809         6,671,796
                                               ------------      ------------      ------------      ------------      ------------
    Operating loss .......................      (11,388,083)      (12,185,280)      (11,956,939)       (9,471,137)      (13,276,216)

  Other income (expense):
    Interest income ......................          503,911           254,781           354,738            98,194           174,919
    Interest expense .....................          (29,602)          (17,969)      (10,247,919)      (12,634,745        (5,650,572)
    Other income (expense), net ..........               --                --                --            36,623           (16,017)
                                               ------------      ------------      ------------      ------------      ------------
                                                    474,309           236,812        (9,893,181)      (12,499,928)       (5,491,670)
                                               ------------      ------------      ------------      ------------      ------------
Loss before extraordinary item ...........      (10,913,774)      (11,948,468)      (21,850,120)      (21,971,065)      (18,767,886)
Extraordinary item-debt extinguishment ...               --                --                --          (745,197)          (28,297)
                                               ------------      ------------      ------------      ------------      ------------
Net loss .................................      (10,913,774)      (11,948,468)      (21,850,120)      (22,716,262)      (18,796,183)

Preferred Stock dividends ................               --                --          (143,302)          (61,834)               --
                                               ------------      ------------      ------------      ------------      ------------
Net loss plus Preferred Stock dividends ..     $(10,913,774)     $(12,091,770)     $(21,911,954)     $(22,716,262)      (18,796,183)
                                               ============      ============      ============      ============      ============

Basic and diluted loss per common share
  before extraordinary item ..............     $      (2.41)     $      (2.34)     $      (1.93)     $      (1.71)     $      (0.57)
Extraordinary item-debt extinguishment ...               --                --                --             (0.06)               --
                                               ------------      ------------      ------------      ------------      ------------
Basic and diluted loss per common share ..     $      (2.41)     $      (2.34)     $      (1.93)     $      (1.77)     $      (0.57)
                                               ============      ============      ============      ============      ============
Weighted average number of
    common shares outstanding ............        4,536,034         5,156,663        11,345,540        12,841,497        33,037,106
                                               ============      ============      ============      ============      ============

                                                    1996             1997              1998              1999               2000
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents ...................  $  5,188,047      $  2,766,886      $  2,152,595      $    723,711         2,453,845
Working capital .............................     5,207,923         4,668,982         4,190,548           831,724         3,096,173
Total assets ................................    13,388,496        11,534,309        10,028,088         6,039,159        23,750,073
Long-term debt/capital lease
   obligations, less current portion ........        91,618            13,541         9,432,026        13,650,885               198
Stockholders' equity (net
   capital deficiency) ......................    11,520,128        10,046,569          (772,968)       (9,291,712)       21,644,211


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RECENT EVENTS


Change in Certifying Accountants

    On December 7, 2000, the Company advised Ernst & Young LLP that it intended to retain a different firm of independent auditors for the audit of the Company's financial statements for the fiscal year ending December 31, 2000. The Company has engaged Grant Thornton LLP as its new independent public accountants to audit the Company's



--------------------------------------------------------------------------------
                                    Page 31
consolidated financial statements. This engagement was effective as of December 7, 2000. As noted in the Form 8-K filed December 18, 2001, related to this event, there have been no disagreements with Ernst & Young on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure during the Company's two most recent fiscal years or in the subsequent interim period through December 7, 2000 (date of termination), which disagreement(s), if not resolved to Ernst & Young's satisfaction, would have caused Ernst & Young to make reference to the subject matter of disagreement(s) in connection with its report. There were no "reportable events" as that term is described in Item 304(a)(1)(v) of Regulation S-K.

Conversion of Senior Convertible Notes

    On December 29, 2000, holders of the Company's senior convertible notes converted $14,354,778 principal amount of such notes plus accrued interest into 63,283,309 shares of common stock.

Joint Development with KMW

    On January 3, 2001, the Company announced an agreement with KMW, Inc., of Korea to jointly develop an advanced-design cryogenic receiver front-end (CRFE) system to meet the requirements of third-generation (3G) Wideband-CDMA wireless systems to be deployed, beginning this year, in Japan and Korea.

Filing of Rights Offering Statement

    On January 8, 2001, the Company filed with the SEC on Form S-3 a registration statement for a proposed common stock rights offering for up to $20 million. The purpose of the rights offering filing was to put the Company in the position to access funds on a pro rata, non-dilutive basis from existing shareholders as of a certain holding date. As of the date of this 10K filing, the Company has not yet determined whether it will proceed with the Rights Offering, in light of the settlements described elsewhere in this report.

Filing of a Universal Shelf Offering Statement

    On January 12, 2001, the Company filed with the SEC on Form S-3 a registration statement for the purpose of offering up to $50 million of common stock, warrants, or preferred stock of the Company. The filing, known as a Universal Shelf was put in place by the Company to allow the Company to access funds in the open market on an opportunistic or on an as needed basis. To date, the Company has not sold any securities registered under the Universal Shelf.

$15 Million Settlement Expected to be Received

    On February 22, 2001, the Company announced that a settlement of previously disclosed shareholder litigation has been reached, which, subject to court approval, will result in the Company receiving $15 million, less legal fees and certain other expenses. Two of the Company's stockholders, Elliott Associates, L.P. and Elliott International, L.P. (formerly Westgate International, L.P.), have agreed to make this settlement payment in order to resolve claims asserted against them and certain present and former directors. The shareholder litigation remains outstanding against other third parties. A notice regarding the settlement has been mailed to all shareholders. The court hearing to consider the settlement is scheduled for March 30, 2001.

Short-Term Bridge Loan with Elliott Associates, L.P.

   On February 23, 2001, the Company secured a short-term bridge loan from Elliott Associates, L.P. for up to $3.5 million to fund working capital needs. The loan matures in 120 days and bears a market rate of interest at 12%. The purpose of the short-term bridge loan was to fund working capital needs of the Company until such time that the funds from the above-described settlement have been received by the Company. The Company accessed the first $2 million of the loan at closing and the remaining $1.5 is available, at the Company's option, during the first week in April, 2001.

$5 Million Settlement Expected to be Received

    On March 16, 2001, the Company announced that a settlement of previously disclosed shareholder litigation has been reached, which, subject to court approval, will result in the Company receiving $5 million, less legal fees and certain other expenses. Alexander


--------------------------------------------------------------------------------
                                    Page 32

Finance has agreed to make this settlement payment in order to resolve claims asserted against them. A notice regarding the settlement has been mailed to all shareholders. The court hearing to consider the settlement is scheduled for April 27, 2001.

Repricing of Employee Stock Options

    On February 5, 2001, the Company's Board of Directors elected to reprice certain options granted to employees and directors during 2000. In total, 2,676,000 options with prices ranging from $2.9688 to $6.6094 were repriced to $1.9375, the closing price of the Company's common stock on the repricing date. The Board elected to reprice the options to maintain employee morale and to more clearly align the management and employee goals with those of the shareholders. The resulting variable accounting may lead to substantial non-cash expense charges in the future. No other terms of the options were affected.

$20 Million Equity Commitment Line

   During March, 2001, the Company entered into an agreement with Paul Revere Capital Partners, Ltd., whereby Paul Revere Capital commits to acquire up to $20 million of the Company's stock over the next 24 months upon demand by the Company, subject to the conditions contained in the agreement. Pursuant to this facility, the Company may, at its discretion, sell shares of its common stock to Paul Revere Capital Partners at a discount to the market price of 94% of the average weighted volume price over a 22 day period. Each draw down is limited to the lesser of $4 million or 20% of the trading volume over a specified period of time. The Company will also issue a warrant to Paul Revere Capital Partners to purchase a number of shares equal to 0.5% of the shares issued in each draw down. The Company has also agreed to pay its placement agent a fee equal to 4% of each draw down and issue a warrant to the placement agent to purchase a number of shares equal to 0.5% of the shares issued in each draw down.

Name Change

   The Company applied for the right to do business as "ISCO International" and intends to present a formal name change resolution to the shareholders at the next annual meeting.

RESULTS OF OPERATIONS

Years Ended December 31, 2000 and 1999

     The Company's net sales decreased $1,913,000, or 79.4%, from $2,409,000 in 1999 to $496,000 in 2000, as a result of lower unit volume of the Company's radio frequency ("RF") front-end products. Net sales during 2000 consisted of both sales resulting from the acquisition of SSI,during August, 2000, as well as the sale of new products developed internally. This decline was a result of lower unit volume in 2000 compared to 1999 related to the Company's strategic plan to focus on new products and new markets. The Company anticipates its net sales to increase substantially in 2001 based on existing and/or anticipated customer orders, as well as a result of the two acquisitions that occurred during the second half of 2000. All of the net sales in 2000 and 1999 were from commercial product sales. The Company has concentrated its efforts on its commercial product research and development.

     Cost of products sold decreased to $2,673,000 from $5,923,000, a reduction of $3,250,000 or 54.9%. The cost of products sold for 2000 and 1999 consisted of direct material, labor and overhead costs associated with the products that were shipped during the period, plus approximately $460,000 and $649,000, respectively, of costs, which consisted primarily of allocated overhead costs, incurred to produce units in ending finished goods inventory that exceed net realizable value. Due to low utilization levels and excess capacity in the Company's manufacturing facility, cost of products sold exceeded net sales for 2000 and 1999. The Company expects the cost of products sold as a percentage of revenue to improve during 2001 due to anticipated revenue increases and related efficiencies, as well as certain cost control initiatives.

     The Company's internally funded research and development expenses increased to $3,188,000 from $1,757,000, an increase of $1,431,000 or 81.4%. These costs were higher due to increased prototype spending (substantially due to 3G related activities) and the acquisitions of SSI and ANF. During 2001, the Company expects its research and development expenditures to continue to increase due to both factors listed above.


--------------------------------------------------------------------------------
                                    Page 33

     Selling and marketing expenses decreased to $1,240,000 from $1,582,000, a reduction of $342,000 or 21.6%. This decrease was due primarily to a temporary reduction in personnel and, with the acquisitions and a related expansion in sales force and marketing programs, is expected to increase substantially during 2001.

     General and administrative expenses increased to $6,672,000 from $2,618,000, an increase of $4,054,000 or 155%. In addition to the two acquisitions, this increase was primarily due to goodwill amortization attributable to the acquisitions of SSI and ANF, non-cash compensation charges, and an increase in professional fees and travel costs. These costs are expected to increase in 2001, but at a much lower growth rate than occurred during 2000.

     Interest income increased $77,000, from $98,000 in 1999 to $175,000 in 2000. This increase was a result of various financing events that provided higher average balances of cash and cash equivalents on hand during 2000 compared to 1999.

     Interest expense decreased $6,984,000, from $12,635,000 in 1999 to $5,651,000 in 2000. This decrease was primarily due to a decrease in non-cash interest expense related to the Company's Senior Convertible Notes. As stated previously, all of the Company's Senior Convertible Notes were converted to equity during 2000, leaving the Company with no debt on its balance sheet. See
Note 8 to the Company's financial statements.

     Extraordinary charges of $28,000 and $745,000 were recorded in 2000 and 1999, respectively, as a result of amendments to the terms of certain of the Company's Senior Convertible Notes issued in May 1998 and March 1999. These amendments increased the interest rate of certain of the notes issued in May 1998 from 2% to 6% and reduced the conversion prices of these notes and the exercise prices of warrants issued in conjunction with these notes. In March 1999, the conversion price of certain of the notes issued in May 1998 was reduced from $1.50 to $1.125 per share, and the exercise price of the related warrants was reduced from $3.75 to $1.4625 per share. In November 1999, the conversion price of certain of the notes issued in both May 1998 and March 1999 and the exercise price of the related warrants were reduced from $1.125 to $0.25 per share and from $1.4625 to $0.25 per share, respectively. In addition, the exercise price of certain of the Company's G Warrants was reduced from $10.0625 to $0.25 per share. See Note 8 to the Company's financial statements.

Years Ended December 31, 1999 and 1998

     The Company's net sales decreased $835,000, or 25.7%, from $3,243,000 in 1998 to $2,409,000 in 1999, as a result of lower unit volume and reduced selling prices of the Company's radio frequency ("RF") front-end products. Net sales in the fourth quarter of 1999 were $453,000, as compared to $1,504,000 for the fourth quarter of 1998. This decline was a result of lower unit volume in 1999 compared to 1998, when there was a large-scale deployment of the Company's products by one of the largest cellular operators in the U.S. This large-scale deployment did not reoccur in 1999.

     Cost of products sold decreased to $5,923,000 from $7,047,000, a reduction of $1,124,000 or 16.0%. The cost of products sold for 1999 and 1998 consisted of direct material, labor and overhead costs associated with the products that were shipped during the period, plus approximately $649,000 and $375,000, respectively, of costs, which consisted primarily of allocated overhead costs, incurred to produce units in ending finished goods inventory that exceed net realizable value. Due to low utilization levels and excess capacity in the Company's manufacturing facility, cost of products sold exceeded net sales for 1999 and 1998.

     The Company's internally funded research and development expenses decreased to $1,757,000 from $2,935,000, a reduction of $1,178,000 or 40.1%. These costs were lower due to the successful development of the Company's core products, increased efficiency in the Company's development processes, personnel reductions, and the focusing of development efforts on products with a greater probability of commercial sales.

     Selling and marketing expenses decreased to $1,582,000 from $1,848,000, a reduction of $266,000 or 14.4%. This decrease was due primarily to personnel reductions and decreased trade show, travel and delivery expenses.

     General and administrative expenses decreased to $2,618,000 from $3,370,000, a reduction of $752,000 or 22.3%. This expense reduction was primarily due to personnel reductions and lower professional fees and office


--------------------------------------------------------------------------------
                                    Page 34
supply expenses.

     Interest income decreased $257,000 from $355,000 in 1998 to $98,000 in 1999. This decrease is a result of lower average balances of cash and cash equivalents on hand during 1999 compared to 1998.

     Interest expense increased $2,387,000 from $10,248,000 in 1998 to $12,635,000 in 1999. This increase was primarily due to an increase of $2,507,000 in non-cash interest charges related to the Company's Senior Convertible Notes. See Note 8 to the Company's financial statements.

     An extraordinary charge of $745,000 was recorded in 1999 as a result of amendments to the terms of certain of the Company's Senior Convertible Notes issued in May 1998 and March 1999. These amendments increased the interest rate of certain of the notes issued in May 1998 from 2% to 6% and reduced the conversion prices of these notes and the exercise prices of warrants issued in conjunction with these notes. In March 1999, the conversion price of certain of the notes issued in May 1998 was reduced from $1.50 to $1.125 per share, and the exercise price of the related warrants was reduced from $3.75 to $1.4625 per share. In November 1999, the conversion price of certain of the notes issued in both May 1998 and March 1999 and the exercise price of the related warrants were reduced from $1.125 to $0.25 per share and from $1.4625 to $0.25 per share, respectively. In addition, the exercise price of certain of the Company's G Warrants was reduced from $10.0625 to $0.25 per share. See Note 8 to the Company's financial statements.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2000, the Company's cash and cash equivalents, including restricted certificates of deposit, were $2,454,000, an increase of $1,730,000 from the December 31, 1999 balance of $724,000.

     The continuing development of and expansion in sales of the Company's RF filter product lines will require a commitment of substantial funds to undertake product line development and expansion of manufacturing capabilities and to market and sell its RF front-end products. The actual amount of the Company's future funding requirements will depend on many factors, including: the amount and timing of future revenues, the level of product marketing and sales efforts to support the Company's commercialization plans, the magnitude of its research and product development programs, the ability of the Company to improve product margins, the potential cost of additional plant and equipment for manufacturing and the costs involved in protecting the Company's patents or other intellectual property.

     As of the date of this filing, the Company has cash resources available and other committed sources of capital to fund the activities of the Company beyond the next 12 months. The Company announced in February and March the settlement of certain on-going shareholder litigation, pursuant to which the Company would receive, subject to court approval, $20 million (less legal and certain other expenses). On February 23, 2001, the Company secured a short-term bridge loan from Elliott Associates, L.P. for up to $3.5 million to fund working capital needs. The loan matures in 120 days and bears a market rate of interest at 12%. The purpose of the short-term bridge loan was to fund working capital needs of the Company until such time that the funds from the above-described settlement have been received by the Company. The Company accessed the first $2 million of the loan during February, 2001, and the remaining $1.5 is available, at the Company's option, during the first week in April, 2001. In addition, in March, 2001, the Company announced an agreement with Paul Revere Capital Fund for a $20 million committed equity line. Under this committed line, the company can, at its option, elect to sell to Paul Revere Capital Fund from time to time over the next two years up to $4.0 million per notice of the company's common stock, subject to the conditions contained in the agreement.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company does not have any material market risk sensitive instruments.



--------------------------------------------------------------------------------
                                    Page 35

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Illinois Superconductor Corporation

We have audited the accompanying consolidated balance sheet of Illinois Superconductor Corporation (a Delaware corporation) and subsidiaries, as of December 31, 2000, and the related consolidated statements of operations, shareholders' equity (net capital deficiency), and cash flows for the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Illinois Superconductor Corporation and subsidiaries at December 31, 2000, and the consolidated results of their operations and their cash flows for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II of Illinois Superconductor Corporation and subsidiaries for the year ended December 31, 2000. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth herein.


                                             GRANT THORNTON LLP

Chicago, Illinois
January 12, 2001, except for the final section of Note 12 and for Note 13, as to which the dates are February 26, 2001 and March 19, 2001, respectively.


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
Illinois Superconductor Corporation


We have audited the accompanying balance sheet of Illinois Superconductor Corporation as of December 31, 1999, and the related statements of operations, stockholders' equity (net capital deficiency), and cash flows for each of the two years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement


--------------------------------------------------------------------------------
                                    Page 36
presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Illinois Superconductor Corporation at December 31, 1999, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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


                                                     Ernst & Young LLP

Chicago, Illinois
February 25, 2000





--------------------------------------------------------------------------------
                                    Page 37

                       ILLINOIS SUPERCONDUCTOR CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                                            DECEMBER 31,
                                                                       2000             1999
                                                                    -----------      -----------
ASSETS
Current assets:
   Cash and cash equivalents ........................               $  2,453,845     $   723,711
   Inventories ......................................                  1,928,347       1,092,713
   Accounts receivable, net of allowance for doubtful
     accounts of $12,354 and $35,340 at December 31,
     2000 and 1999, respectively ....................                    192,295         175,801
   Prepaid expenses and other .......................                    536,541         428,475
                                                                    ------------     -----------
Total current assets ................................                  5,111,028       2,420,700
 Property and equipment:
    Property and Equipment ..........................                  8,769,962       8,089,169
    Less: Accumulated depreciation ..................                  6,193,019       5,433,808
                                                                    ------------     -----------
                                                                       2,576,943       2,655,361

Restricted certificates of deposit ..................                    203,178         291,575
Intangible assets, net ..............................                 15,710,024         592,823
Other assets, net ...................................                    148,900          78,700

                                                                    ------------     -----------
Total assets ........................................               $ 23,750,073     $ 6,039,159
                                                                    ============     ===========

                                                                            DECEMBER 31,
                                                                        2000            1999
                                                                    ------------     -----------
LIABILITIES AND STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
Current liabilities:
   Accounts payable                                                 $    559,553     $   990,913
   Accrued liabilities                                                 1,406,802         589,043
   Current portion of other long-term debt                                 8,500           9,020
                                                                    ------------     -----------
 Total current liabilities                                             2,014,855       1,588,976

Senior convertible notes, net of discount                                     --      13,002,068
Accrued interest on senior convertible notes                                  --         638,743
Other long-term debt, less current portion                                   198          10,074
Deferred occupancy costs                                                  90,809          91,010

Stockholders' equity (net capital deficiency):
   Preferred Stock; 300,000 and 100,000 shares authorized;
     No shares issued and outstanding at December 31,
     2000 and 1999, respectively                                              --              --
   Common stock ($.001 par value); 250,000,000 and 60,000,000 shares authorized and 107,719,307 and 15,753,001 shares
     issued and outstanding at December 31, 2000 and 1999,
     respectively                                                        107,719          15,753
   Additional paid-in capital (net of unearned comp.)                123,209,087      74,249,643
   Notes receivable from stockholders                                         --        (680,696)
   Accumulated deficit                                              (101,672,595)    (82,876,412)
                                                                    ------------     -----------
Total stockholders' equity (net capital deficiency)                   21,644,211      (9,291,712)
                                                                    ------------     -----------
Total liabilities and stockholders' equity (net capital
   deficiency)                                                      $ 23,750,073     $ 6,039,159
                                                                    ============     ===========

              See the accompanying Notes which are an integral part
                          of the financial statements.


--------------------------------------------------------------------------------
                                    Page 38

                       ILLINOIS SUPERCONDUCTOR CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                YEAR ENDED DECEMBER 31,
                                                       2000              1999              1998
                                                   ------------      ------------      ------------
Net sales ....................................     $    495,885      $  2,408,604      $  3,242,930

Costs and expenses:
   Cost of sales .............................        2,672,578         5,923,173         7,047,347
   Research and development ..................        3,187,768         1,757,214         2,934,784
   Selling and marketing .....................        1,239,959         1,581,545         1,847,680
   General and administrative ................        6,671,796         2,617,809         3,370,058
                                                   ------------      ------------      ------------
Total costs and expenses .....................       13,772,101        11,879,741        15,199,869
                                                   ------------      ------------      ------------
Operating loss ...............................      (13,276,216)       (9,471,137)      (11,956,939)

Other income and (expense):
   Interest income ...........................          174,919            98,194           354,738
   Non-cash interest expense on  Senior
     convertible notes (Note 7) ..............       (5,631,581)      (12,608,355)      (10,101,401)
   Other interest expense ....................          (18,991)          (26,390)         (146,518)
   Other income (expense), net ...............          (16,017)           36,623                --
                                                   ------------      ------------      ------------
                                                     (5,491,670)      (12,499,928)       (9,893,181)
                                                   ------------      ------------      ------------
Loss before extraordinary item ...............      (18,767,886)      (21,971,065)      (21,850,120)
Extraordinary item - debt extinguishment .....          (28,297)         (745,197)               --
                                                   ------------      ------------      ------------
Net loss .....................................      (18,796,183)      (22,716,262)      (21,850,120)
Preferred Stock dividends ....................               --                --           (61,834)
                                                   ------------      ------------      ------------

Net loss plus Preferred Stock dividends ......     $(18,796,183)     $(22,716,262)     $(21,911,954)
                                                   ============      ============      ============

Basic and diluted loss per common share before
   extraordinary item ........................     $      (0.57)     $      (1.71)     $      (1.93)

Extraordinary item - debt extinguishment .....               --             (0.06)               --
                                                   ------------      ------------      ------------
Basic and diluted loss per common share ......     $      (0.57)     $      (1.77)     $      (1.93)
                                                   ============      ============      ============
Weighted average number of common shares
   outstanding ...............................       33,037,106        12,841,497        11,345,540
                                                   ============      ============      ============




            See the accompanying Notes which are an integral part of
                            the financial statements.


--------------------------------------------------------------------------------
                                    Page 39

                       ILLINOIS SUPERCONDUCTOR CORPORATION

    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)

                  YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998


                                            SERIES B CONVERTIBLE  SERIES C CONVERTIBLE  SERIES G CONVERTIBLE
                                               PREFERRED STOCK       PREFERRED STOCK       PREFERRED STOCK          COMMON STOCK
                                             ---------------------------------------------------------------------------------------
                                             NUMBER              NUMBER                  NUMBER                  NUMBER
                                               OF                  OF                      OF                      OF
                                             SHARES   AMOUNT     SHARES      AMOUNT      SHARES      AMOUNT      SHARES       AMOUNT
                                             ---------------------------------------------------------------------------------------
Balance as of January 1, 1998 ............     95    488,534      600      3,038,424      700     3,530,206    6,001,925       6,002
   Additional offering costs related to
     issuance of preferred stock .........     --         --       --             --       --            --           --          --
   Exercise of stock options; $. 18 -
     $.23 per share ......................     --         --       --             --       --            --       33,942          34
   Payment of stockholder notes
     receivable ..........................     --         --       --             --       --            --           --          --
   Preferred stock dividends .............     --        260       --         24,377       --        37,197           --          --
   Conversion of preferred stock to
     common stock ........................    (95)  (488,794)    (600)    (3,062,801)    (700)   (3,567,403)   6,521,178       6,521
   Discount on issuance of
     senior convertible notes (Note 7) ...     --         --       --             --       --            --           --          --
   Net loss ..............................     --         --       --             --       --            --           --          --
------------------------------------------------------------------------------------------------------------------------------------
Balance as of December 31, 1998 ..........     --         --       --             --       --            --   12,557,045      12,557
   Exercise of stock options; $.18 -
     $.23 per share ......................     --         --       --             --       --            --       17,250          17
   Conversion of senior convertible
     notes to common stock ...............     --         --       --             --       --            --    3,178,706       3,179
   Discount on issuance of senior
     convertible notes (Note 7) ..........     --         --       --             --       --            --           --          --
   Additional discount on amendments to
     certain senior convertible notes
     (Note 7) ............................     --         --       --             --       --            --           --          --
   Net loss ..............................     --         --       --             --       --            --           --          --
------------------------------------------------------------------------------------------------------------------------------------
Balance as of December 31, 1999 ..........     --  $      --       --    $        --       --   $        --   15,753,001   $  15,753
 Exercise of stock options; $.48 -
     $1.81 per share .....................     --         --       --             --       --            --      362,812   $     363
   Conversion of senior convertible
     notes to common stock ...............     --         --       --             --       --            --   75,894,430   $  75,894
   Conversion of warrants to common stock      --         --       --             --       --            --    7,950,356   $   7,950
   Conversion of senior convertible notes      --         --       --             --       --            --           --          --
   Acquisition of Spectral Solutions, Inc.     --         --       --             --       --            --    3,440,526   $   3,441
   Acquisition of Adaptive Notch Filter
      Division of Lockheed Martin Canada .     --         --       --             --       --            --    2,500,000   $   2,500
   Equity Issuance .......................     --         --       --             --       --            --    1,818,182   $   1,818
   Litigation settlement .................     --         --       --             --       --            --           --          --
   Dfd stock units granted, net of amort..     --         --       --             --       --            --           --          --
   Comp. expense for non-employee options      --         --       --             --       --            --
   Net loss ..............................     --         --       --             --       --            --           --          --
------------------------------------------------------------------------------------------------------------------------------------
Balance as of December 31, 2000 ..........     --  $      --       --    $        --       --   $        --  107,719,307   $ 107,719
                                              ===  =========    =====    ===========    =====   ===========  ===========   =========


            See the accompanying Notes which are an integral part of
                            the financial statements.



--------------------------------------------------------------------------------

                       ILLINOIS SUPERCONDUCTOR CORPORATION

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)

                  YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                                   (CONTINUED)


                                                                  NOTES
                                                 ADDITIONAL    RECEIVABLE
                                                  PAID-IN         FROM          ACCUMULATED          UNEARNED
                                                  CAPITAL      STOCKHOLDERS        DEFICIT         COMPENSATION        TOTAL
                                             ---------------------------------------------------------------------------------
Balance as of December 31, 1997                 41,991,941         (698,508)     (38,310,030)            --         10,046,569
   Additional offering costs related to
     issuance of preferred stock                  (143,400)            --               --               --           (143,400)
   Exercise of stock options; $. 18 -
     $.23 per share                                  7,387             --               --               --              7,421
   Payment of stockholder notes
     receivable                                       --             17,812             --               --             17,812
   Preferred stock dividends                       (61,834)            --               --               --               --
   Conversion of preferred stock to
     common stock                                7,112,477             --               --               --               --
   Discount on issuance of senior
     convertible notes (Note 7)                 11,148,750             --               --               --         11,148,750
   Net loss                                           --               --        (21,850,120)            --        (21,850,120)
                                             ---------------------------------------------------------------------------------
Balance as of December 31, 1998                 60,055,321         (680,696)     (60,160,150)            --           (772,968)
   Exercise of stock options; $.18 -
     $.23 per share                                  3,769             --               --               --              3,786
   Conversion of senior convertible
     notes to common stock                         849,554             --               --               --            852,733
   Discount on issuance of senior
     convertible notes (Note 7)                  1,904,000             --               --               --          1,904,000
   Additional discount on amendments to
     certain senior convertible notes
     (Note 7)                                   11,436,999             --               --               --         11,436,999
   Net loss                                           --               --        (22,716,262)            --        (22,716,262)
                                             ---------------------------------------------------------------------------------
Balance as of December 31, 1999              $  74,249,643    $    (680,696)   $ (82,876,412)            --       $ (9,291,712)
Exercise of stock options; $.48 -
     $1.81 per share                               219,565             --               --               --            219,928
   Conversion of senior convertible
     notes to common stock                      19,110,980             --               --               --         19,186,874
   Conversion of warrants to common stock        4,007,072             --               --               --          4,015,022
   Conversion of senior convertible notes        4,000,000             --               --               --          4,000,000
   Acquisition of Spectral Solutions, Inc.      14,324,800             --               --           (108,915)      14,219,326
   Acquisition of ANF division of LMC            2,653,750             --               --               --          2,656,250
   Equity Issuance                               4,998,182             --               --               --          5,000,000
   Litigation Settlement                          (822,766)         680,696             --               --           (142,070)
   Dfd Stock Units Granted, net of amort         1,925,000             --               --         (1,693,175)         231,825
   Comp. Exp. for non-empee stock options          344,951             --               --               --            344,951
   Net loss                                           --               --        (18,796,183)            --        (18,796,183)
                                             ---------------------------------------------------------------------------------
Balance as of December 31, 2000              $ 125,011,177             --      $(101,672,595)   $  (1,802,090)     $21,644,211
                                             =============      ===========    =============    =============      ===========




             See the accompanying Notes which are an integral part
                          of the financial statements.




--------------------------------------------------------------------------------

                            ILLINOIS SUPERCONDUCTOR CORPORATION
                           CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                               YEARS ENDED DECEMBER 31,
                                                        2000            1999            1998
                                                     ------------    ------------    ------------
OPERATING ACTIVITIES
Net loss                                             $(18,796,183)   $(22,716,262)   $(21,850,120)
Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation                                         759,210         953,971       1,107,360
     Amortization                                         744,493          28,434          14,881
     Extraordinary item                                    28,297         745,197            --
     Non-cash interest expense on senior
       convertible notes (Note 7)                       5,631,673      12,608,355      10,101,401
     Loss on available-for-sale securities                   --              --             4,963
     Gain on sale of property and equipment                  --           (30,662)           --
     Non-cash compensation charges                        576,778            --              --
     Write-off of capitalized patent costs                176,472          57,741          61,333
Changes in operating assets and liabilities:
         Accounts receivable                               (2,525)      1,318,617        (907,917)
         Inventories                                      515,176         331,714         301,714
         Prepaid expenses and other                      (200,063)        (31,549)         86,864
         Accounts payable                                (761,670)        526,161        (252,673)
         Accrued liabilities                              456,910        (210,728)        341,459
                                                     ------------    ------------    ------------
Net cash used in operating activities                 (10,871,432)     (6,419,011)    (10,990,735)

INVESTING ACTIVITIES
Sales of available-for-sale securities                                       --           495,350
(Increase) decrease in restricted  certificates of
   deposit                                                 88,397          45,772          42,653
Payments of patent costs                                 (164,295)        (63,119)       (112,607)
Proceeds from sale of property and equipment                 --            58,006            --
Payment of Deferred Acquisition Costs                    (343,560)           --              --
Acquisitions of property and equipment                   (203,528)        (85,450)       (108,417)
                                                     ------------    ------------    ------------
Net cash (used in) provided by investing
   activities                                            (622,986)        (44,791)        316,979

FINANCING ACTIVITIES
Proceeds  from  issuance of preferred  stock - net
   of offering costs                                         --              --          (143,400)
Proceeds from issuance of common stock - net of
   offering costs                                       5,000,000            --              --
Exercise of stock options                                 219,926           3,786           7,421
Exercise of warrants                                    4,015,022            --              --
Payments on stockholder notes receivable                     --              --            17,812
Proceeds from issuance of senior convertible notes      4,000,000       5,300,000      10,350,000
Payment of deferred financing fees                           --          (247,349)        (94,247)
Payments on other long-term debt                          (10,396)        (21,519)        (78,121)
                                                     ------------    ------------    ------------
Net cash provided by financing activities              13,224,552       5,034,918      10,059,465
                                                     ------------    ------------    ------------
Increase/(Decrease) in cash and cash equivalents        1,730,134      (1,428,884)       (614,291)
Cash and cash equivalents at beginning of period          723,711       2,152,595       2,766,886
                                                     ------------    ------------    ------------
Cash and cash equivalents at end of period           $  2,453,845    $    723,711    $  2,152,595
                                                     ============    ============    ============

Supplemental cash flow information:
Cash paid for interest                               $     18,991    $     26,390    $      8,994
                                                     ============    ============    ============





             See the accompanying Notes which are an integral part
                          of the financial statements




--------------------------------------------------------------------------------

                       ILLINOIS SUPERCONDUCTOR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  DESCRIPTION OF BUSINESS

    Illinois Superconductor Corporation and its subsidiaries, Spectral Solutions, Inc., and Illinois Superconductor Canada Corporation, (the "Company") use both patented and proprietary high-temperature superconducting materials technologies and proprietary ANF technologies to develop and manufacture radio frequency front-end products designed to enhance the quality, capacity, coverage and flexibility of cellular, PCS and other wireless telecommunications services. The Company has historically marketed its products to cellular, PCS and wireless telecommunications service providers located primarily in the United States and expects to begin to market its products to these same types of telecommunications service providers located in certain international markets.

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

Patents and Trademarks

    Patents and trademarks represent costs, primarily legal fees and expenses, incurred in order to prepare and file patent applications related to various aspects of the Company's superconductor technology and to its current and proposed products. Patents and trademarks are recorded at cost and are amortized using the straight-line method over the shorter of their estimated useful lives or 17 years. The recoverability of the carrying values of patents and trademarks is evaluated on an ongoing basis. During 2000 and 1999, the Company wrote off $177,000 and $58,000, respectively, of patent-related costs. Total capitalized patent and trademark costs are $628,000 and $647,000 at December 31, 2000 and 1999, respectively. Capitalized patent costs related to pending patents are $194,000 and $218,000 at December 31, 2000 and 1999, respectively. Patents and trademarks are net of accumulated amortization of $88,000 and $54,000 at December 31, 2000 and 1999, respectively.

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





--------------------------------------------------------------------------------

Revenue Recognition and Product Warranty

    Revenues from product sales are generally recognized at the time of shipment and are recorded net of estimated returns and allowances. The Company has, under certain conditions, granted customers the right to return product during a specified period of time after shipment. In these situations, the Company establishes a liability for estimated returns and allowances at the time of shipment. The Company has established a program which, in certain situations, allows customers or prospective customers to field test the Company's products for a specified period of time. Revenues from field test arrangements are recognized upon customer acceptance of the products. The Company warrants its products against defects in materials and workmanship typically for an eighteen-month period from the date of shipment, except for superconducting materials contained in the products, which are warranted for ten years from the date of shipment, though these terms are negotiated on a case by case basis. A provision for estimated future costs related to warranty expenses is recorded when revenues are recognized. At December 31, 2000 and 1999, respectively, the Company has accrued $298,000 and $283,000 for warranty costs. Returns and allowances were not significant in any period reported.

Advertising Costs

    Advertising costs are charged to expense in the period incurred. Advertising expense for the years ended December 31, 2000, 1999 and 1998, was approximately $13,000, $26,000 and $18,000, respectively.

Research and Development Costs

    Research and development costs related to both present and future products are charged to expense in the period incurred.

Net Loss Per Common Share

    Basic and diluted net loss per common share are computed based upon the weighted average number of common shares outstanding. Approximately 5.4 million common shares issuable as of December 31, 2000 upon the exercise of options and warrants are not included in the per share calculations since the effect of their inclusion would be antidilutive.

Use of Estimates

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Long Lived Assets

    The excess of cost over net assets acquired is amortized on a straight-line basis over 8 years (in the case of goodwill). The Company assesses long-lived assets for impairment under FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of". In accordance with this Statement, the excess of cost over net assets acquired associated with assets acquired in a purchase business combination is included in impairment evaluations when events or circumstances exist that indicate the carrying amount of those asses may not be recoverable. If this review indicates that the carrying amount will not be recoverable as determined based on the estimated undiscounted cash flows over the remaining amortization period, the carrying amount of the excess of cost of net assets acquired will be reduced to the estimated fair value.



--------------------------------------------------------------------------------

Reclassifications

    Certain amounts in the financial statements of prior years have been reclassified to conform to the 2000 presentation.


3.  BUSINESS PLANS

    The Company has incurred, and continues to incur, losses from operations. For the years ended December 31, 2000, 1999, and 1998, the Company incurred net losses of $18,796,183, $22,716,262, and $21,850,120, respectively.
    During 2000 and 1999, the Company implemented a strategy to reduce its losses from operations and cash used in operating activities. The Company's strategy included a targeted reduction of the employee workforce, increasing the efficiency of the Company's research and development processes, focusing development efforts on products with a greater probability of commercial sales, reducing professional fees and discretionary expenditures, and negotiating favorable payment arrangements with suppliers and service providers.

    To date, the Company has financed its operations primarily through public and private equity and debt financings. The Company believes that it has sufficient funds to operate its business as identified herein without the need for substantial future capital through the first quarter of 2002, except as described herein. In addition, the Company has put in place mechanisms to raise additional capital when and if needed. The Company intends to augment its existing capital position through the funding mechanisms identified and through other strategic sources of capital. Although the Company believes it has sufficient capital resources available to meet its obligations over the next year, there is no guarantee that the funding mechanisms identified will allow the Company to access the necessary funds.

4.  ACQUISITIONS

    On August 8, 2000, the Company acquired Spectral Solutions, Inc. in exchange for 3,440,526 shares of its common stock. On December 20, 2000, the Company acquired the Adaptive Notch Filter ("ANF") division of Lockheed Martin Canada, Inc. in exchange for 2,500,000 shares of its common stock. Both transactions were accounted for under the purchase method of accounting. In each case, goodwill was recorded and is to be amortized under the straight-line method over an 8 year period.

    The Purchase Prices, plus direct costs of the acquisitions, were allocated as follow:

      Inventory                                               $ 1,379,000
      Property, Plant, and Equipment                              477,000
      Other Assets/Liabilities                                   (824,000)
      Excess of Cost over Net Assets Acquired                 $15,843,000
                                                              -----------
      Total                                                   $16,875,000
                                                              ===========


    Pro Forma operating results for the years ended December 31, 2000 and 1999, as required under APB 16 (Accounting Principles Board Opinion number 16, regarding Business Combinations), are as follow:


                                    2000                 1999

      Revenue                   $    552,000         $  3,073,000
      Operating Loss            $(15,385,000)        $(12,074,000)
      Net Loss                  $(20,899,000)        $(25,531,000)

      Net Loss per share        $      (0.63)        $      (1.99)



--------------------------------------------------------------------------------

5.  INVENTORIES

    Inventories consist of the following:


                                                 DECEMBER 31,
                                              2000          1999
                                           ----------    ----------

                  Raw materials            $1,266,803     $ 735,787
                  Work-in-process             397,274            --
                  Finished product            264,270       356,926
                                           ----------    ----------
                                           $1,928,347    $1,092,713
                                           ==========    ==========


    Cost of product sales for the years ending December 31, 2000 and 1999 includes approximately $864,000 and $649,000, respectively, of costs in excess of the net realizable value of inventory.

6.  CAPITAL STOCK

    The Company has an authorized class of undesignated preferred stock consisting of 300,000 shares. Preferred stock may be issued in series from time to time with such designations, relative rights, priorities, preferences, qualifications, limitations and restrictions thereof, to the extent that such are not fixed in the Company's certificate of incorporation, as the Board of Directors determines.

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

    If, after the Series A Rights become exercisable, the Company is involved in a merger or other business combination, or if the Company sells or transfers




--------------------------------------------------------------------------------
more than 50% of its assets or earning power, or if an acquiring party engages in certain "self-dealing" transactions with the Company, as defined in the Rights Plan, each Right then outstanding (other than Rights held by the Acquiring Party) will be exercisable for common stock of the other party to such transaction having a market value of two times the exercise price of the Right. The Company has the right to redeem each Series A Right for $0.01 prior to the Shares Acquisition Date. The Series B Rights, once issued, are not redeemable. The Rights expire on February 9, 2006.

    On November 14, 1995, the Company completed the private placement and issuance of 356,473 Units, which raised $3,581,282, net of related expenses. Each Unit consisted of one share of common stock and one detachable common stock purchase warrant. Each warrant had a term of two years and was exercisable for the purchase of one share of common stock at $13.00 per share. Warrants for 15,700 of these shares were exercised prior to December 23, 1996. The remaining 340,773 warrants were redeemed by the Company on December 23, 1996. In conjunction with the redemption, the Company issued 340,773 shares of its common stock in exchange for $3,287,304 in cash plus $1,142,754 of notes. The notes, bearing interest at 8.25% per annum, were due on April 30, 1997, and were guaranteed by an affiliate of a stockholder. Payments made during 1998 and 1997 on the notes receivable totaled $17,812 and $444,246, respectively. The remaining balance due of $680,696 was forgiven as part of a settlement agreement and was charged to additional paid-in capital in the first quarter of 2000 (Note
11).

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

    On July 18, 2000, the stockholders of the Company approved an increase in the number of shares of authorized common stock from 60,000,000 to 250,000,000.


--------------------------------------------------------------------------------

    On October 20, 2000, the Company sold 1,818,182 shares of common stock to its investors (Elliott Associates, L.P. and Westgate International, L.P.) in exchange for $5 million.

    At December 31, 2000, authorized but unissued shares of common stock have been reserved for future issuance as follows:

    Warrants outstanding (Note 7)                                 96,000
    Options outstanding (Note 7)                               5,443,000
    Options reserved for future issuance under the 1993
       Stock Option Plan (Note 7)                                223,000
                                                               ---------
                                                               5,762,000
                                                               =========

7.  STOCK OPTIONS AND WARRANTS

    On August 19, 1993, the Board of Directors adopted the 1993 Stock Option Plan (the "Plan") for employees, consultants, and directors who are not also employees of the Company (outside directors). The maximum number of shares issuable under the Plan, as amended in 2000, is 5,704,957 (5,666,000 options shown above plus those reserved for under the option program absorbed during the Spectral Solutions, Inc. acquisition). The Plan is administered by a committee (the "Committee") consisting of two or more outside directors appointed by the board of directors of the Company.

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

    The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under Financial Accounting Standards Board No. 123, Accounting for Stock-Based Compensation (FASB 123) requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, since the exercise price of the Company's employee stock option grants has equaled the market price of the underlying stock on the date of grant, generally no compensation expense is recognized. However, based on the recently adopted interpretation of APB 25, the Company must record non-cash charges to the extent the 279,550 modified options under this plan have an underlying share value in excess of $4.78 per share (the price on the July 1, 2000 adoption date of the interpretation).

    Pro forma information regarding net income and earnings per share is required under FASB 123, and has been determined as if the Company had accounted for its stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the years ended December 31, 2000, 1999 and 1998: risk-free interest rate of 5.1%, 6.0%, and 5.6%, respectively; a dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 2.33, 1.68, and .96, respectively; and expected life of the options of 4.0 years.

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

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:




                                                              YEAR ENDED DECEMBER 31,
                                                  2000                1999              1998
                                              -------------       ------------     -------------
    Pro forma net loss                        $ (18,796,183)      $(23,522,352)     $(22,863,252)
    Pro forma basic and diluted loss per
      common share                            $       (0.57)      $      (1.83)     $      (2.02)




--------------------------------------------------------------------------------

    The table below summarizes all option activity during the three year period ended December 31, 2000:



                                                         EXERCISE
                                      OPTIONS             PRICE
                                    OUTSTANDING         PER SHARE
                                    --------------------------------

Outstanding at December 31, 1997      683,333            .18 - 26.50
Granted                               780,900           1.03 -  2.00
Exercised                             (33,942)           .18 -   .23
Forfeited                            (236,314)           .23 - 26.50
                                    =========
Outstanding at December 31, 1998    1,193,977            .18 - 26.50
Granted                             1,935,125            .45 -  1.31
Exercised                             (17,250)           .18 -   .23
Forfeited                          (1,197,005)           .48 - 26.50
                                    ---------
Outstanding at December 31, 1999    1,914,847          $ .18 - 26.50
                                    =========
Granted                             3,986,561            .00 -  6.60
Exercised                            (362,812)           .48 -  1.81
Forfeited                             (96,000)           .48 -  4.94
                                    ---------
Outstanding at December 31, 2000    5,442,596          $ .00 - 26.50
                                    =========



    The weighted-average exercise price of options outstanding at December 31, 2000, 1999 and 1998, was $2.97, $1.83 and $6.71, respectively. The weighted-average exercise price of options granted, exercised, and forfeited during 2000 was $3.86, $0.61 and $4.20, respectively. The weighted-average fair value of options granted during 2000, 1999 and 1998 was $3.86, $0.53 and $1.09, respectively.

    Following is additional information with respect to options outstanding at December 31, 2000:


                                            EXERCISE     EXERCISE    EXERCISE     EXERCISE     EXERCISE
                                           PRICE FROM   PRICE FROM  PRICE FROM   PRICE FROM   PRICE FROM
                                            $0.00 TO     $0.40 TO    $0.66 TO     $2.96 TO     $6.60 TO
                                              $0.30       $0.56        $2.00       $4.94       $26.50
                                          ---------------------------------------------------------------
     OUTSTANDING AT DECEMBER 31, 2000:
        Number of options                     501,369   1,058,140     843,500    2,376,000      663,587
        Weighted-average exercise price        $ 0.04      $ 0.49      $ 1.34       $ 3.74       $ 8.50
        Weighted-average remaining
          contractual life in years              8.47        8.39        9.11         9.05         8.01

     EXERCISABLE AT DECEMBER 31, 2000:
        Number of options                      38,344   1,057,432     241,270       65,385      163,587
        Weighted-average exercise price        $ 0.29      $ 0.49      $ 1.27       $ 3.25      $ 14.27




    The total number of unvested options outstanding at December 31, 2000 was 3,876,578, all of which will vest based on employees' continued service to the Company.

    On February 15, 2000, the Board of Directors of the Company granted to certain executive level employees (i) an aggregate of 440,000 Deferred Stock Units (DSUs) and (ii) an aggregate of 585,000 NSOs under the Plan. The NSOs have an exercise price of $4.1875 per share (the closing price of the Company's common stock on February 15, 2000). The Deferred Stock Units represent the right to



--------------------------------------------------------------------------------
receive an equivalent number of restricted shares of the Company's common stock. Both the Deferred Stock Units and the NSOs vest at the rate of 10%, 20%, 30% and 40% on the first, second, third and fourth anniversary, respectively, of the date of grant. For accounting purposes, the value of the DSU's is amortized using the straight-line method over the four year period. The executive level employees have the right to defer receipt of the common stock subject to the Deferred Stock Units to a later date as elected by the employee. Both the NSOs and the DSUs are included in table above.

    In December 1991 and January 1992, the Company issued common stock purchase warrants for 34,063 and 74,938 shares, respectively, to preferred stockholders in conjunction with short-term loans from the stockholders. These warrants have an exercise price of $1.4679 per share and expire 10 years from the date of issue. Warrants for 33,033 were still outstanding as of December 31, 2000.

    The Company issued warrants to purchase 470,589 shares of common stock in connection with the July 1993 issuance of Series C Preferred Stock. These warrants are exercisable at $9.56 per share. Warrants for 64,614 and 69,020 of these shares were exercised during 1997 and 1996, respectively. On February 22, 2000, 210,196 of these warrants were surrendered to the Company as part of a settlement agreement (Note 11). The remaining warrants expired in November 2000.

    On June 6, 1997, the Company issued warrants to purchase 62,500 shares of common stock in connection with the issuance of Series B Convertible Preferred Stock (Note 5). These warrants had an exercise price of $14.8125 per share and expire on June 6, 2001.

    On October 29, 1997, the Company issued warrants to purchase 34,782 shares of common stock in connection with the issuance of Series G Convertible Preferred Stock (Note 5). These warrants had an original exercise price of $10.0625 per share and expire on October 29, 2001. On November 5, 1999, in conjunction with certain amendments to the Company's senior convertible notes (Note 7), these outstanding warrants were amended to reduce the exercise price to $0.25 per share. These warrants were exercised during 2000, leaving no warrants outstanding.

    On May 15, 1998, the Company issued warrants to purchase 4,140,000 shares of common stock in connection with the issuance of the Company's senior convertible notes (Note 7). Of the original warrants issued, 3,800,000 of these warrants have an exercise price of $0.25 per share and 340,000 of these warrants had an exercise price of $3.75 per share. These warrants expire on May 15, 2001. These warrants were fully exercised, leaving none outstanding.

    On March 31, 1999, the Company issued warrants to purchase 1,320,000 shares of common stock in connection with the issuance of the Company's senior convertible notes (Note 7). Of the original warrants issued, 1,200,000 of these warrants have an exercise price of $0.25 per share and 120,000 of these warrants had an exercise price of $1.4625 per share. These warrants expire on March 31, 2002. These warrants were fully exercised, leaving none outstanding.

    On November 5, 1999 and December 29, 1999, the Company issued warrants to purchase an aggregate total of 800,000 shares of common stock in connection with the issuance of the Company's senior convertible notes (Note 7). These warrants had an exercise price of $0.25 per share and expire on November 5, 2004. These warrants were fully exercised, leaving none outstanding.

    On July 17, 2000, the Company issued 200,000 stock options to non-employees in connection with the opening of the Japanese sales office. 25% of these options vested immediately, while the remaining 75% are to vest ratably over a three year period. These options had a value according to the Black-Scholes model on the date of grant of $4.53 per share. Compensation expense of $906,000 will be recognized over the life of the options, 25% immediately and the remaining 75% over a three year straight-line amortization.

    During 2000, a total of 7,950,356 shares of common stock were issued in association with the exercise of warrants.


8.  LONG-TERM DEBT

    On May 15, 1998, the Company issued and sold $10,350,000 in aggregate


--------------------------------------------------------------------------------
principal amount of senior convertible notes due May 15, 2002 (the "May 1998 Notes") and issued warrants (the "May 1998 Warrants") to purchase 4,140,000 shares of the Company's common stock. The May 1998 Notes (based upon the terms at their time of issue) bear interest at 2% per annum, payable in cash or shares of Common Stock, at the Company's option (unless the Company does not meet certain requirements commencing November 5, 2001, in which case interest must be paid in cash). The May 1998 Notes mature on May 15, 2002 and (based upon the terms at their time of issue) are convertible (based on the principal amount, plus accrued and unpaid interest, if any) into shares of the Company's common stock at a fixed conversion price of $1.50 per share. On and after May 15, 2000, the Company may redeem all or a portion of the May 1998 Notes at a redemption price equal to the principal amount plus accrued interest thereon, if any, under certain conditions. The May 1998 Warrants (based upon the terms at their time of issue) have an exercise price of $3.75 per share and expire on May 15, 2001.

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

    Concurrently with the issuance of the March 1999 Notes, the Company amended certain terms of $5,500,000 in aggregate principal amount of the May 1998 Notes (the "Amended Notes") and May 1998 Warrants exercisable for an aggregate of 2,200,000 shares of the Company's common stock (the "Amended Warrants") issued in connection therewith (the "March 1999 Amendments"). The Amended Notes, as so amended, bear interest at the rate of 6% per annum, payable in cash or shares of the Company's common stock, at the Company's option (unless the Company failed to meet certain requirements commencing November 5, 2001, in which case interest would have been paid in cash), and the fixed conversion price for the Amended Notes was reduced from $1.50 to $1.125 per share. The exercise price of the Amended Warrants was reduced from $3.75 to $1.4625 per share and the expiration date was extended from May 15, 2001 to March 31, 2002.

    A portion of the proceeds of the March 1999 Notes equal to the fair value of the March 1999 Warrants issued in conjunction with the March 1999 Notes (equal to $300,000 and calculated using a Black-Scholes valuation model) was allocated to additional paid-in capital, thus creating a discount to the debt. This discount is being recognized as a charge to interest expense using the effective interest method over the three year term of the March 1999 Notes. In addition, the increase in fair value of the Amended Warrants as a result of the



--------------------------------------------------------------------------------
decrease in exercise price (equal to $41,000 and calculated using a Black-Scholes valuation model) was allocated to additional paid-in capital, thus creating an additional discount on the Amended Notes. This discount was recognized as a charge to interest expense using the effective interest method over the remaining three-year term of the Amended Notes.

    On November 5, 1999, the Company issued and sold $1,000,000 in aggregate principal amount of senior convertible notes due January 2, 2001 (the "November 1999 Notes") and issued warrants (the "November 1999 Warrants") to purchase 400,000 shares of the Company's common stock. The November 1999 Notes bear interest at 10% per annum, payable in kind or in cash, at the Company's option (unless the Company does not meet certain requirements commencing November 5, 2001, in which case interest must be paid in cash). Holders of the November 1999 Notes may convert the principal amount, plus accrued interest not paid in cash, if any, into shares of the Company's common stock at a fixed conversion price of $0.25 per share. The November 1999 Warrants have an exercise price of $0.25 per share and expire on November 5, 2004. All notes were converted into equity before December 31, 2000.

    Concurrently with the issuance of the November 1999 Notes, the Company amended certain terms of $11,800,000 in aggregate principal amount of the March 1999 Notes, the Amended Notes and the May 1998 Notes (the "Further Amended Notes") and certain terms of the March 1999 Warrants, the Amended Warrants and the May 1998 Warrants previously exercisable for an aggregate of 4,800,000 shares of the Company's common stock (the "Further Amended Warrants") issued in connection therewith ("the "November 1999 Amendments"). The Further Amended Notes were amended to reduce their fixed conversion price to $0.25 per share and to provide that interest on the Further Amended Notes can be paid in cash or shares of the Company's common stock, at the Company's option until November 5, 2000, after which interest must be paid in cash if the Company fails to meet certain requirements. The exercise price of the Further Amended Warrants was reduced to $0.25 per share. All notes were converted into equity before December 31, 2000.

    Since the November 1999 Notes were issued with a non-detachable conversion feature that was "in-the-money" at the date of issuance, a portion of the proceeds equal to the intrinsic value of the conversion feature (calculated as the difference between the conversion price ($0.25 per share) and the quoted market price of the Company's common stock on the date of issuance ($0.46875 per share) multiplied by the number of shares into which the November 1999 Notes are convertible (4,000,000 shares)) must be allocated to additional paid-in capital, thus creating a discount to the debt. This discount, which was limited to $844,000 because the intrinsic value of the beneficial conversion feature cannot exceed the amount allocated to the convertible instrument, was recognized as a charge to interest expense during the fourth quarter of 1999 since the November 1999 Notes are immediately convertible into common stock. In addition, a portion of the proceeds of the November 1999 Notes equal to the fair value of the November 1999 Warrants issued in conjunction with the November 1999 Notes (equal to $156,000 and calculated using a Black-Scholes valuation model) was allocated to additional paid-in capital, thus creating an additional discount to the debt. This additional discount was to be recognized as a charge to interest expense using the effective interest method over the fourteen month term of the November 1999 Notes. All notes were converted into equity before December 31, 2000.

    Since the Further Amended Notes were amended to reduce the non-detachable conversion feature so that they were "in-the-money" on November 5, 1999, a portion of the principal amount equal to the intrinsic value of the conversion feature (calculated as the difference between the amended conversion price ($0.25 per share) and the quoted market price of the Company's common stock on the amendment date ($0.46875) multiplied by the number of shares into which the Further Amended Notes are convertible (47,200,000)) must be allocated to additional paid-in capital, thus creating a discount to the debt. This discount, which was limited to $10,264,000 because the intrinsic value of the beneficial conversion feature cannot exceed the amount allocated to the convertible instrument, was recognized as a charge to interest expense during the fourth quarter of 1999 since the Further Amended Notes are immediately convertible into common stock. In addition, the increase in fair value of the Further Amended Warrants as a result of the decrease in exercise price (equal to $1,132,000 and calculated using a Black-Scholes valuation model) was allocated to additional paid-in capital, thus creating an additional discount on the Further Amended Notes. This additional discount was to be recognized as a charge to interest


--------------------------------------------------------------------------------
expense using the effective interest method over the remaining term of the Further Amended Notes. All notes were converted into equity before December 31, 2000.


    The March 1999 Amendments and the November 1999 Amendments were accounted for and reported in the same manner as a debt extinguishment. This resulted in a $745,197 charge, which is shown as an extraordinary item in the Company's Statements of Operations for the year ended December 31, 1999.

    On December 29, 1999, the Company issued and sold $1,000,000 in aggregate principal amount of senior convertible notes due January 2, 2001 (the "December 1999 Notes") and issued warrants (the "December 1999 Warrants") to purchase 400,000 shares of the Company's common stock. The December 1999 Notes bear interest at 10% per annum, payable in kind or in cash, at the Company's option (unless the Company does not meet certain requirements commencing November 5, 2001, in which case interest must be paid in cash). Holders of the December 1999 Notes may convert the principal amount, plus accrued interest not paid in cash, if any, into shares of the Company's common stock at a fixed conversion price of $0.25 per share. The December 1999 Warrants had an exercise price of $0.25 per share and expire on November 5, 2004. All notes were converted into equity before December 31, 2000.

    Since the December 1999 Notes were issued with a non-detachable conversion feature that was "in-the-money" at the date of issuance, a portion of the proceeds equal to the intrinsic value of the conversion feature (equal to $500,000, and calculated as the difference between the conversion price ($0.25 per share) and the quoted market price of the Company's common stock on the date of issuance ($0.375 per share) multiplied by the number of shares into which the December 1999 Notes are convertible (4,000,000 shares)) was allocated to additional paid-in capital, thus creating a discount to the debt. This discount was recognized as a charge to interest expense since the notes are immediately convertible into common stock. In addition, a portion of the proceeds of the December 1999 Notes equal to the fair value of the December 1999 Warrants issued in conjunction with the December 1999 Notes (equal to $104,000 and calculated using a Black-Scholes valuation model) was allocated to additional paid-in capital, thus creating an additional discount to the debt. This additional discount was recognized as a charge to interest expense using the effective interest method over the twelve month term of the December 1999 Notes. All notes were converted into equity before December 31, 2000.

    During 2000, all of the outstanding senior convertible notes were converted into 75,894,430 shares of common stock. This action removed all debt from the Company's books.

    The Company recognized $5,631,581, $12,608,355, and $10,101,401 of non-cash interest charges during 2000, 1999, and 1998, respectively as a result of amortizing the debt discount and the deferred financing fees related to the Company's senior convertible notes.

9.  INCOME TAXES

    The Company has net operating loss and research and development credit carryforwards for tax purposes of approximately $60,584,000 and $1,075,000, respectively, at December 31, 1999. The net operating loss carryforwards expire in the following years:

                  YEAR                      AMOUNT
                  ----                    -----------
                  2005                    $     7,000
                  2006                        638,000
                  2007                        974,000
                  2008                      1,658,000
                  2009                      3,973,000
                  2010                      8,199,000
                  2011                     11,953,000
                  2012                     11,922,000
                  2018                     11,146,000
                  2019                     10,726,000
                  2020                     15,105,000
                                          -----------
                                          $75,689,000
                                          ===========


--------------------------------------------------------------------------------

    Significant components of the Company's deferred tax assets and liabilities are as follows:


                                                  DECEMBER 31,
                                             2000            1999
                                         ------------    ------------
Deferred tax assets:
   Net operating loss carryforward       $ 28,754,000    $ 23,023,000
   Research and development tax credit
     carryforwards                          1,153,000       1,075,000
   Deferred compensation                        3,000           3,000
   Accrued liabilities                        277,000         130,000
   Accounts receivable                             --          13,000
   Inventories                                234,000         324,000
   Property, Equipment, and Goodwill          217,000              --
                                         ------------    ------------
Total deferred tax assets                  30,638,000      24,568,000

Deferred tax liabilities:
   Patent costs                              (205,000)       (225,000)
   Property and equipment                          --         (29,000)
                                         ------------    ------------
                                             (205,000)       (254,000)
                                         ------------    ------------
Net deferred tax assets                    30,433,000      24,314,000
Valuation allowance                       (30,433,000)    (24,314,000)
                                         ------------    ------------
Net deferred tax assets                  $         --    $         --
                                         ============    ============

    The valuation allowance increased during 2000 and 1999 by $6,119,000 and $4,176,000, respectively, due primarily to the increase in the net operating loss carryforward. Based on the Internal Revenue Code and changes in the ownership of the Company, utilization of the net operating loss carryforwards will be subject to annual limitations.

10. LEASES

    The Company leases its manufacturing and office space. Under the terms of the lease in Mount Prospect, IL, which expires October 2004, the Company is responsible for all real estate taxes and operating expenses. The lease provides for a security deposit($150,000 at December 31, 2000) that is secured by a certificate of deposit owned by the Company.

    Future minimum payments under the operating lease consist of the following at December 31, 2000:


                  YEAR                  AMOUNT
               -----------           -----------

               2001                  $ 639,000
               2002                    615,000
               2003                    470,000
               2004                    288,000
               2005                       --
               Thereafter                 --
                                    ----------
                                    $2,012,000
                                    ==========



--------------------------------------------------------------------------------

    Rent expense totaled $312,000, $228,000 and $230,000, for the years ended December 31, 2000, 1999, and 1998, respectively.

11. 401(k) PLAN

    The Company has a 401(k) plan covering all employees who meet prescribed service requirements. The plan provides for deferred salary contributions by the plan participants and a Company contribution. Company contributions, if any, are at the discretion of the Board of Directors and are not to exceed the amount deductible under applicable income tax laws. No Company contribution was made for the years ended December 31, 2000, 1999, and 1998.

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

    The Company filed a motion for summary judgment against Mr. Siegler, which was on hold pending the deposition of an expert retained by Mr. Siegler in the case. The Company deposed this witness in March 2000. A hearing on the Company's summary judgment motion was held in June 2000, and the motion was subsequently denied. The trial date has been set for August 7, 2001.

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


Note Litigation

    On February 22, 2000, the Company reached a settlement agreement with the Borrowers (defined below), whereby the Company agreed to release the Borrowers' obligations under the notes in return for the Borrowers' surrender of 210,196 warrants to purchase common stock of the Company held by them and discharge of their counterclaims. As a result of this settlement, the Company recorded a charge of $822,776 to additional paid-in capital in the first quarter of 2000, reflecting the carrying amount of the notes of $680,696 and related accrued interest of $142,080, which approximated the fair value of the warrants surrendered. The following is a historical summary of events that led to the settlement agreement just described:

     On July 10, 1997, the Company filed a complaint against Sheldon Drobny;


--------------------------------------------------------------------------------

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

Lipman Litigation

    The Illinois Appellate Court denied plaintiffs' subsequent motion for a re-hearing on October 23, 2000 and plaintiffs did not seek review before the Illinois Supreme Court. Accordingly, this litigation has been concluded without any loss to the Company or its directors. The following is a historical summary of events that led to the dismissal of this litigation against the Company:

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

    In February 1998, the Company and the Named Directors filed a motion to dismiss Mr. Lipman's complaint, arguing in part that the plaintiff's claims were barred by their failure to fulfill the legal prerequisites for suing the Named Directors. In June 1998, the court granted the Company's and the Named Directors' motion to dismiss the complaint. Thereafter Mr. Lipman filed an amended complaint against the Named Directors but excluding the Company itself as a defendant. The amended complaint alleged that the Named Directors breached their duties of loyalty and due care to the putative class of stockholders by selecting financing for the Company in June 1997 and thereafter drawing two tranches of the financing. The amended complaint sought certification of a class consisting of all owners of the Common Stock during the period from May 15, 1997 through December 31, 1997, excluding the Named Directors. Mr. Lipman's amended complaint alleged that the stock owned by the putative class lost $61 million due to the financing the Named Directors selected, and sought an unspecified amount of compensatory and punitive damages. The Named Directors filed a motion to dismiss Mr. Lipman's amended complaint which the court granted in December 1998, finding that Mr. Lipman still had failed to fulfill the prerequisites for maintaining a shareholder derivative action against the Named Directors. In January 1999, Mr. Lipman and two added former stockholders filed a second amended complaint against the Named Directors and again including the Company itself as a defendant. The second amended complaint alleged that the Named Directors breached their duties of loyalty and due care to the putative class and further alleged that the purported devaluation of the plaintiffs' stock resulting from the June 1997 financing was an improper "assessment" on the plaintiffs' shares for which they sought an unspecified amount of compensatory and punitive damages. The Company and the Named Directors filed a motion to dismiss the second amended complaint which the Court granted in April 1999, finding that (i) the plaintiffs could not assert their stock devaluation claims, except derivatively, and (ii) the plaintiffs still had failed to fulfill the prerequisites for maintaining a shareholder derivative action against the Named Directors. In May 1999, the plaintiffs filed a third amended complaint against the Company and the Named Directors. The third amended complaint reiterated the plaintiffs' previous allegations that the Named Directors breached their duties of loyalty, due care and candor to the putative class, and again alleged the plaintiffs' claims of an improper "assessment." The third amended complaint also asserted two claims of purported common law fraud and a supposed violation of the Illinois Consumer Fraud Act based on allegations that the Company and the Named Directors had selectively disclosed "material, non-public confidential information" to the non-party financier in order to obtain the financing that the Company selected in June 1997, which allegedly reduced the Common Stock price. The plaintiffs sought an unspecified amount of compensatory and punitive damages, and attorneys' fees. In June 1999, the Company and the Named Directors filed a motion to dismiss the third amended complaint, arguing in part that the plaintiffs still had failed to fulfill the prerequisites for asserting their stock devaluation claims as a shareholder derivative action, and that the plaintiffs' claims of selective disclosure and fraud was barred on substantive and procedural grounds. In August 1999, the Court granted the Company's and the Named Directors' motion, and dismissed the suit with prejudice.

    Thereafter the plaintiffs filed a motion for reconsideration of the dismissal which the Court denied in September 1999. In October 1999, the plaintiffs filed their notice of appeal from the dismissal orders. All briefing on the appeal was completed in May 2000. The Illinois Appellate Court denied plaintiffs' subsequent motion for rehearing on October 23, 2000 and plaintiffs did not seek review before the Illinois Supreme Court.

Laves Litigation

    On July 17, 2000 Edward W. Laves filed an action (the "Complaint") in the Law Division of the Circuit Court of Cook County, Illinois, against the Company and three of its directors (George Calhoun, Samuel Perlman, and Mark Brodsky) charging the Company with constructive termination under and in breach of plaintiff's employment agreement, and with violation of the Illinois Wage Payment and Collection Act. Plaintiff seeks damages "estimated to exceed $9.5 million." The Company filed an appearance on behalf of all Defendants on October 3, 2000. On October 6, 2000, the Company filed on Defendants' behalf a Motion to Dismiss the Complaint. On January 22, 2001, the court issued an order granting our Motion to Dismiss the claims against the Individual Defendants, but denied our Motion to Dismiss with respect to claims against the Company. On February 21, 2001, Plaintiff filed a Motion to reconsider the court's dismissal of claims against the Individual Defendants. On March 13, 2001, we filed an Answer to the Complaint and a Memorandum in Opposition to this Motion to Reconsider. By order dated March 15, 2001, the court allowed Laves leave to file an amended Motion to Reconsider. A hearing is scheduled for May 16, 2001, to consider the amended Motion to Reconsider. Laves has submitted discovery requests in support of the Complaint. The Company believes the claims to be without merit and plans to vigorously defend itself in this action.



16(b) Litigation

    On February 22, 2001, the Company announced that a settlement of previously disclosed shareholder litigation has been reached, which, subject to court approval, will result in the Company receiving $15 million, less legal fees and certain other expenses. Two of the Company's stockholders, Elliott Associates, L.P. and Elliott International, L.P. (formerly Westgate International, L.P.), have agreed to make this settlement payment in order to resolve claims asserted against them and certain present and former directors. The shareholder litigation remains outstanding against other third parties. A notice regarding the settlement has been mailed to all shareholders. The court hearing to consider the settlement is scheduled for March 30, 2001.

    On March 16, 2001, the Company announced that a settlement of previously disclosed shareholder litigation has been reached, which, subject to court approval, will result in the Company receiving $5 million, less legal fees and certain other expenses. Alexander Finance has agreed to make this settlement payment in order to resolve claims asserted against them. A notice regarding the settlement has been mailed to all shareholders. The court hearing to consider the settlement is scheduled for April 27, 2001.




--------------------------------------------------------------------------------

The following is an historical summary of events that led to the settlements announced above:

    On February 26, 1999, Mark Levy, derivatively on behalf of the Company, filed a complaint against Southbrook International Investments, Ltd. ("Southbrook"), Elliott Associates, L.P. ("Elliott"), and Elliott International, L.P. ("Elliott International"), and against the Company as a "nominal defendant." The complaint filed in the United States District Court for the Southern District of New York, alleges that Southbrook, Elliott and Elliott International, while having beneficial ownership of more than 10% of the Company's common stock, traded the Company's common stock such that the Company is entitled to recover short swing profits under Section 16(b) of the Securities Exchange Act of 1934 in connection with purchases and sales of Company securities within six month periods. The complaint seeks to recover from Southbrook, Elliott and Elliott International their respective profits (in unspecified amounts) from those transactions. No relief is sought against the Company as a nominal defendant.

    Elliott and Elliott International are currently investors in the Company with substantial rights to acquire Company common stock by conversion of notes and exercise of warrants, and three of the current six directors of the Company were appointed in accordance with an agreement dated November 5, 1999 by and between Elliott, Elliott International, an unaffiliated investor, and the Company. Two of such directors, Messrs. Mark Brodsky and Norbert Lou, are employed by a company that provides management services to, and is under common control with, Elliott and Elliott International.

    An amended complaint dated September 2, 1999 was served on the Company. The amended complaint raises the same claims alleged in the original complaint. As a "nominal defendant" the Company, by agreement with the plaintiff, has not responded to the lawsuit, but has reserved its right to move to dismiss any amended pleading.

    Defendants moved to dismiss the amended complaint in February 2000. In response, the plaintiff cross-moved for leave to amend its complaint again. The proposed new pleading added Alexander Finance, LP as a defendant for the Section 16(b) claims, proposed to add two new theories pursuant to which defendants may be found liable under Section 16(b), and also proposed to add state law breach of fiduciary duty claims against current directors, at the time of filing, Howard Hoffman, Tom L. Powers, Mark D. Brodsky, George Calhoun and Samuel Perlman and former directors Edward W. Laves, Robert D. Mitchum and Terry S. Parker, based on the board of directors' decision to issue convertible notes and warrants to the defendants convertible or exercisable for shares of common stock at $0.25 per share.

    Following a hearing on August 17, 2000, the court allowed plaintiff leave to file his new amended complaint. The court also denied without prejudice defendants' motion to dismiss the initial 16(b) complaint (as amended). However, defendants may raise this motion again following resolution of a similar case by the Second Circuit Court of Appeals.

    On February 22, 2001, the Company announced that a settlement of previously disclosed shareholder litigation has been reached, which, subject to court approval, will result in the Company receiving $15 million, less legal fees and notice expenses. Two of the Company's stockholders, Elliott Associates, L.P. and Elliott International, L.P. (formerly Westgate International, L.P.), have agreed to make this settlement payment in order to resolve claims asserted against them and certain present and former directors. The shareholder litigation remains outstanding against other third parties. A notice regarding the settlement has been mailed to all shareholders. The court hearing to consider the settlement is scheduled for March 30, 2001.

    On March 16, 2001, the Company announced that a settlement of previously disclosed shareholder litigation has been reached, which, subject to court approval, will result in the Company receiving $5 million, less legal fees and notice expenses. Alexander Finance has agreed to make this settlement payment in order to resolve claims asserted against them. A notice regarding the settlement has been mailed to all shareholders. The court hearing to consider the settlement is scheduled for April 27, 2001.


--------------------------------------------------------------------------------

13. SUBSEQUENT EVENTS

Filing of Rights Offering Statement

    On January 8, 2001, the Company filed with the SEC on Form S-3 a registration statement for a proposed common stock rights offering for up to $20 million. The purpose of the rights offering filing was to put the Company in the position to access funds on a pro rata, non-dilutive basis from existing shareholders as of a certain holding date. As of the date of this 10K filing, the Company has not yet determined whether it will proceed with the Rights Offering, in light of the settlements described elsewhere in this report.

Filing of a Universal Shelf Offering Statement

    On January 12, 2001, the Company filed with the SEC on Form S-3 a registration statement for the purpose of offering up to $50 million of common stock, warrants, or preferred stock of the Company. The filing, known as a Universal Shelf was put in place by the Company to allow the Company to access funds in the open market on an opportunistic or on an as needed basis. To date, the Company has not sold any securities registered under the Universal Shelf.

Short-Term Bridge Loan with Elliott Associates, L.P.

    On February 23, 2001, the Company secured a short-term bridge loan from Elliott Associates, L.P. for up to $3.5 million to fund working capital needs. The loan matures in 120 days and bears a market rate of interest at 12%. The purpose of the short-term bridge loan was to fund working capital needs of the Company until such time that the funds from the above-described settlement have been received by the Company. The Company accessed the first $2 million of the loan during February, 2001, and the remaining $1.5 is available, at the Company's option, during the first week in April, 2001.

Repricing of Employee Stock Options

    On February 5, 2001, the Company's Board of Directors elected to reprice certain options granted to employees and directors during 2000. In total, 2,676,000 options with prices ranging from $2.9688 to $6.6094 were repriced to $1.9375, the closing price of the Company's common stock on the repricing date. The Board elected to reprice the options to maintain employee morale and to more clearly align the management and employee goals with those of the shareholders. The resulting variable accounting may lead to substantial non-cash expense charges in the future. No other terms of the options were affected.

$20 Million Equity Commitment Line

    During March, 2001, the Company entered into an agreement with Paul Revere Capital Partners, Ltd., whereby Paul Revere Capital commits to acquire up to $20 million of the Company's stock over the next 24 months upon demand by the Company, subject to the conditions contained in the agreement. Pursuant to this facility, the Company may, at its discretion, sell shares of its common stock to Paul Revere Capital Partners at a discount to the market price of 94% of the average weighted volume price over a 22 day period. Each draw down is limited to the lesser of $4 million or 20% of the trading volume over a specified period of time. The Company will also issue a warrant to Paul Revere Capital Partners to purchase a number of shares equal to 0.5% of the shares issued in each draw down. The Company has also agreed to pay its placement agent a fee equal to 4% of each draw down and issue a warrant to the placement agent to purchase a number of shares equal to 0.5% of the shares issued in each draw down.

Name Change

    The Company applied for the right to do business as "ISCO International" and intends to present a formal name change resolution to the shareholders at the next annual meeting.



--------------------------------------------------------------------------------

14.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

A summary of selected quarterly information for 2000 and 1999 is as follows:

                                              2000 Quarter Ended
                            (in thousands of U.S. dollars except per share amounts)
                                March 31      June 30      Sep. 30      Dec. 31
                                --------      -------      -------      -------
Net Sales                       $    172     $     15     $     22     $    287
Gross Profit                        (477)        (315)        (465)        (920)
Net Earnings before
   Extraordinary Item             (2,403)      (3,782)      (5,283)      (7,300)
Net Earnings                      (2,431)      (3,782)      (5,283)      (7,300)

Earnings per Share excluding
   Extraordinary Item           $  (0.10)    $  (0.12)    $  (0.16)    $  (0.19)
Earnings per Share              $  (0.10)    $  (0.12)    $  (0.16)    $  (0.19)


                                              1999 Quarter Ended
                            (in thousands of U.S. dollars except per share amounts)
                                March 31      June 30      Sep. 30      Dec. 31
                                --------      -------      -------      -------
Net Sales                       $    512     $    317     $  1,127     $    453
Gross Profit                        (497)        (630)      (1,009)      (1,378)
Net Earnings before
   Extraordinary Item             (2,275)      (2,424)      (2,633)     (14,639)
Net Earnings                      (2,348)      (2,424)      (2,633)     (15,311)

Earnings per Share excluding
   Extraordinary Item           $  (0.18)    $  (0.19)    $  (0.21)    $  (1.13)
Earnings per Share              $  (0.18)    $  (0.19)    $  (0.21)    $  (1.18)


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company filed a Form 8-K on December 18, 2000, reporting a change in the Company's auditors.




                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information in response to this item is incorporated by reference from the "Election of Directors," "Executive Officers," and "Section 16(a) Beneficial Ownership Reporting Compliance" sections of the 2001 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

     Information in response to this item is incorporated by reference from the section of the 2001 Proxy Statement captioned "Executive Compensation and Certain Transactions."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information in response to this item is incorporated by reference from the section of the 2001 Proxy Statement captioned "Security Ownership of Management and Principal Stockholders."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information in response to this item is incorporated by reference from the section of the 2001 Proxy Statement captioned "Executive Compensation and


--------------------------------------------------------------------------------
                                    Page 61

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




                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Form 10-K:

     1. The following financial statements of the Company, with the report of independent auditors, are filed as part of this Form 10-K:

       Reports of Independent Certified Public Accountants
       Consolidated Balance Sheets as of December 31, 2000 and 1999 Consolidated Statements of Operations for the Years Ended
          December 31, 2000, 1999, and 1998
       Consolidated Statements of Stockholders' Equity (Net Capital Deficiency)
          for the Years Ended December 31, 2000, 1999, and 1998
       Consolidated Statements of Cash Flows for the Years Ended
          December 31, 2000, 1999, and 1998
       Notes to Consolidated Financial Statements

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

The following current reports on Form 8-K were filed during the quarterly period ended December 31, 2000:

     1. On October 20, 2000, the Company filed with the SEC an amended Current Report on Form 8-K/A setting forth the financial statements for the acquisition of Spectral Solutions, Inc., which amended the Current Report on Form 8-K filed with the SEC on August 23, 2000.

     2. On October 26, 2000, the Company filed with the SEC a Current Report on Form 8-K reporting on an additional $5 million investment in the Company by Elliott Associates, L.P. and an affiliated investment firm.

     3. On November 2, 2000, the Company filed with the SEC a Current Report on Form 8-K announcing that the Company had entered into an agreement to acquire Lockheed Martin Canada's Adaptive Notch Filtering business unit.

     4. On December 18, 2000, the Company filed with the SEC a Current Report on Form 8-K reporting on the Company's change in certifying accountants.

     5. On December 27, 2000, the Company filed with the SEC a Current Report on Form 8-K reporting on the acquisition of Lockheed Martin Canada Inc.'s Adaptive Notch Filtering business unit and the appointment of Daniel Spoor, President and CEO of Lockheed Martin Canada Inc., to the Company's Board of Directors.



--------------------------------------------------------------------------------
                                    Page 62

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

                                             ILLINOIS SUPERCONDUCTOR CORPORATION


                                             By:  /s/ GEORGE CALHOUN
                                                --------------------------------
                                                George Calhoun
                                                Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 20th day of March, 2001.



            SIGNATURE                                  TITLE
            ---------                                  -----

       /s/ GEORGE CALHOUN                 Chief Executive Officer and Director
--------------------------------------    (Principal Executive Officer and
           George Calhoun                 Director)

       /s/ CHARLES F. WILLES              Chief Financial Officer
--------------------------------------    (Principal Financial and
           Charles F. Willes              Accounting Officer)

       /s/ RICHARD N. HERRING             Director
--------------------------------------
           Richard N. Herring

       /s/ MARK D. BRODSKY                Director
--------------------------------------
           Mark D. Brodsky

       /s/ HOWARD HOFFMANN                Director
--------------------------------------
           Howard Hoffmann

       /s/ NORBERT LOU                    Director
--------------------------------------
           Norbert Lou

       /s/ DANIEL SPOOR                   Director
--------------------------------------
           Daniel Spoor





--------------------------------------------------------------------------------
                                    Page 63

                       ILLINOIS SUPERCONDUCTOR CORPORATION

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998



                                                     Balance at
                                                    beginning of                                   Balance at end
                                                        Year         Additions      Deductions        of year
                                                    ------------    -----------     ----------     --------------
YEAR ENDED DECEMBER 31, 2000:

   Deducted from asset accounts:
     Valuation allowance on deferred tax assets     $24,314,000     $ 6,119,000     $         0     $30,433,000

     Allowance for doubtful accounts                $    35,340     $         0     $    22,986     $    12,354

     Reserve of obsolete inventory                  $   853,724     $         0     $   238,493     $   615,231

YEAR ENDED DECEMBER 31, 1999:

   Deducted from asset accounts:
     Valuation allowance on deferred tax assets     $20,138,000     $ 4,176,000     $         0     $24,314,000

     Allowance for doubtful accounts                $    87,990     $         0     $    52,650     $    35,340

     Reserve of obsolete inventory                  $   587,000     $   266,724     $         0     $   853,724

YEAR ENDED DECEMBER 31, 1998:

   Deducted from asset accounts:
     Valuation allowance on deferred tax assets     $15,825,000     $ 4,313,000     $         0     $20,138,000

     Allowance for doubtful accounts                $    68,775     $    19,215     $         0     $    87,990

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

     3.5 Certificate of Amendment of Certificate of Incorporation of the Company filed July 18, 2000, incorporated by reference to the Company's registration statement


--------------------------------------------------------------------------------
          on Form S-8 filed August 7, 2000 (the August 2000 S-8").

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

     4.6 Convertible Preferred Stock Purchase Agreement dated as of June 6, 1997, by and between the Company and Southbrook International Investments, Ltd., incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-3, filed with the SEC on June 23, 1997, Registration No. 333-29797(the "June 1997 S-3").

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


--------------------------------------------------------------------------------

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

    4.23 The SSI Replacement Nonqualified Stock Option Plan, incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8, filed with the SEC on November 3, 2000, Registration No. 333-49268.*

    4.24 Letter Agreement dated October 20, 2000 by and between the Company and Elliott Associates, L.P. and Westgate International, incorporated by reference to Exhibit B to the Schedule 13D filed with the SEC by Elliott Associates, L.P. on November 13, 2000.

    10.1 1993 Amended and Restated Stock Option Plan, as amended, incorporated by reference to Exhibit 4.6 to the August 2000 S-8.


--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

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

   10.21 Letter Agreement dated November 12, 1999, amending the Letter Agreement filed as Exhibit 10.18, incorporated by reference to Exhibit
          4.26 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, filed with the SEC on May 12, 2000 (the "First Quarter 2000 10-Q").

   10.22 Securities Purchase Letter Agreement dated December 28, 1999, by and among the Company, Elliott Associates, Westgate and Alexander, incorporated by reference to Exhibit 4.27 to the First Quarter 2000 10-Q.

   10.23 Securities Purchase Letter Agreement dated March 27, 2000, by and among the Company, Elliott Associates, Westgate and Alexander, incorporated by reference to Exhibit 4.28 to the First Quarter 2000 10-Q.

   10.24 Agreement and Plan of Merger, dated May 17, 2000 among the Company, SSI Acquisition, Corp., Spectral Solutions, Inc., Russell Scott III, and Certain Other Stockholders of Spectral Solutions, Inc., incorporated by reference to Annex A to the Company's definitive additional proxy materials filed June 9, 2000.

   10.25 Escrow Agreement dated August 8, 2000 among the Company, Russell Scott, III, as stockholder representative, and American National Bank and Trust Company, as escrow agent, incorporated by reference to
          Exhibit 10.25 to the Company's registration statement on Form S-2 filed September 7, 2000, Registration No. 333-45406 (the "September S-2").

   10.26 Employment Agreement dated August 2, 2000 between the Company and Richard Herring, incorporated by reference to Exhibit 10.26 to the September S-2.

   10.27 Management Services Agreement, dated July 17, 2000, by and between the Company and CTR Ventures, K.K., incorporated by reference to
          Exhibit 10.27 to the September S-2.

    23.1  Consent of Grant Thornton LLP.

    23.2  Consent of Ernst & Young LLP.
------------------

* Management contract or compensatory plan or arrangement required to be filed as an exhibit on this Form 10-K.


--------------------------------------------------------------------------------
                                    Page 68