Form 10-K/A
period 2000-12-31
ILLINOIS SUPERCONDUCTOR CORPORATION
filed 2001-04-30
CIK 888693

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K/A
Amendment No. 1

(Mark One)

[x]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934. For the fiscal year ended December 31, 2000.

[  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934.

For the transition period from __________ to __________

Commission file number: 000-22302

ILLINOIS SUPERCONDUCTOR CORPORATION
(Name of Registrant as Specified in Its Charter)

Delaware	36-3688459

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

451 Kingston Court Mt. Prospect, Illinois	60056

(Address of Principal Executive Offices)	(Zip Code)

(847) 391-9400

(Registrant’s Telephone Number, Including Are Code)

Securities registered pursuant to Section 12(b) of the Act: NONE.

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share Preferred Stock Purchase Rights

Title of each class

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [  ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

      On March 30, 2001, 107,746,614 shares of the Registrant’s Common Stock were outstanding. The aggregate market value on March 30, 2001 of the Registrant’s Common Stock held by non-affiliates of the Registrant was approximately $105,619,783.

Introductory Note

      Illinois Superconductor Corporation is filing this amended Annual Report on Form 10-K/A for its fiscal year ended December 31, 2000, which includes certain sections of that Annual Report on Form 10-K previously filed on March 30, 2001 with the Securities and Exchange Commission (the “2000 Form 10-K”), with the additions/changes discussed below. The purpose of this Amendment No. 1 is to furnish the information required by Part III, Items 10, 11, 12 and 13, of Form 10-K which was incorporated by reference in the 2000 Form 10-K, to correct a typographical error in the Accounts Payable number contained in the Consolidated Balance Sheets for the year ended December 31, 2000 to $599,553 (such change has no impact to the other information originally filed in such table), to add Exhibit 10.28 to the Exhibit Index and to update the “Recent Developments” sections in this Annual Report.

================================================================================

i

A NOTE CONCERNING
FORWARD-LOOKING STATEMENTS

      Because Illinois Superconductor Corporation (the “Company” or “ISCO”) wants to provide investors with more meaningful and useful information, this Annual Report on Form 10-K, as amended, (“Form 10-K”) contains, and incorporates by reference, certain forward-looking statements that reflect the Company’s current expectations regarding the Company’s future results of operations, performance and achievements. The Company has tried, wherever possible, to identify these forward-looking statements by using words such as “anticipates,” “believes,” “estimates,” “expects,” “designs,” “plans,” “intends” and similar expressions. These statements reflect the Company’s current beliefs and are based on information currently available to the Company. Accordingly, these statements are subject to certain risks, uncertainties and contingencies, including the factors set forth under the caption “Risk Factors,” which could cause the Company’s actual results, performance or achievements for 2001 and beyond to differ materially from those expressed in, or implied by, any of these statements. You should not place undue reliance on any forward-looking statements. Except as otherwise required by federal securities laws, the Company undertakes no obligation to release publicly the results of any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date of this Annual Report or to reflect the occurrence of unanticipated events.

PART I

Item 1. Business

      The Company provides a wide array of interference-management solutions for the wireless telecommunications industry. It uses both its patented and proprietary adaptive notch filter technology (“ANF”) and its patented and proprietary high temperature superconductor (“HTS”) technology to monitor and suppress in-band and out-of-band interference in a wireless base station. The Company believes it is the only company in the world that has proprietary products to address the wireless operator’s need to reduce or eliminate interference that comes from in-band and out-of-band sources.

      The Company believes that the benefits of using the Company’s products include: increased cell site capacity and utilization (as much as 70% or more), increased revenues per cell site (as much as 100% increase based on minutes of use), easier location of new cell sites due to tolerance of interference, improved voice quality and reduced drop calls (up to 40%). These benefits have been documented in field trials with wireless operators involving existing cellular and PCS systems.

      In addition, the Company believes, that based on test results conducted by NTT DoCoMo (“NTT”), the next generation of wireless systems (“3G” or 3rd Generation) will not be able to operate effectively without an HTS filter as part of the overall system. The Company believes that with the increased data bit rates required of 3G systems and the increased usage of 3G systems due to the “wireless internet”, that interference levels will increase substantially, thereby requiring an improved filtering system in the base station.

      HTS Technology

      The Company’s patented HTS technology includes the use of superconducting materials, radio frequency (“RF”) filter designs and cryogenic technologies that are needed to develop, manufacture and market high performance RF filter products. These products are designed to enhance the quality, capacity, coverage and flexibility of wireless telecommunications services.

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

      Another benefit of thick-film design is already incorporated in the Company’s patented “All-Temperature Performance” (“ATP”) feature, which eliminates the need for certain redundant backup systems in a wireless base station. One of the hurdles of incorporating an HTS RF filter in a base station is that the HTS filter has an active feature, the cryo-cooler, which may be subject to failure or power loss. Non-HTS filters do not have an active component and therefore non-HTS filter performance is not hindered by a lack of power. The incorporation of the ATP function in an HTS RF filter eliminates the need for a backup system in case of power failure, because even without power, it has filtering capabilities at least equal to a non-HTS filter. Thin-film technology requires a back-up system or a by-pass system to continue to operate the filtering component of the base station, both of which adds cost and size to the overall product presentation.

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

      Finally, the Company believes that once the wireless operator accepts a cryo-cooler in a base station for HTS filter applications, the entire front-end of the base station will be open to improved performance through the use of HTS materials, known as the Cryogenic Front End “(CRFE”). The Company has studied all the components of the front end and believes that a hybrid of thin-film and thick-film technologies will greatly improve the performance of the Digital Wireless Communications System (see diagram on page 21).

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

HISTORY

      The Company was founded in 1989 by ARCH Development Corporation, an affiliate of the University of Chicago, to commercialize superconductor technologies initially developed by Argonne National Laboratory. The Company was incorporated in Illinois on October 18, 1989 and reincorporated in Delaware on September 24, 1993. The Company’s facilities and principal executive offices are located at 451 Kingston Court, Mt. Prospect, Illinois 60056 and its telephone number is (847) 391-9400.

BUSINESS STRATEGY

      The Company’s objective is to be a global leader in supplying high performance interference-management products to the growing wireless telecommunications market. Key elements of the Company’s strategy include the following:

•	Developing or Acquiring Relevant Intellectual Property (“IP”). The Company is building what it believes to be the strongest intellectual property portfolio in HTS wireless technology and other areas of interference management. Unlike many other fields of telecom technology, the base of HTS expertise is very narrow. Today, the Company believes it has the largest patent portfolio in the industry and is aggressively expanding the scope of its patent program. The Company believes that as HTS technology moves to center-stage in 3G application, in particular, the IP portfolio will become a powerful element of the Company’s overall business strategy.

•	Maintaining Technological Leadership in the Industry. The Company believes it has the best filter performance of any HTS product today and this allows the Company to design products over the full range of performance requirements from rural 2G to urban 3G. The Company intends to focus on products with unique (and patented) value-added features that connect to operational objectives of the wireless service providers. These include products such as the patented tower-mount HTS RF front-end and the ATP feature that allows HTS filters to operate as a conventional filter in case of power loss.

•	Supplying Price Competitive Products. The Company has been able to continually reduce its product cost, which has permitted the Company to more competitively price its products. The Company believes that it can continue to achieve further cost reductions due to design and development projects and strategic partnering with vendors and other manufacturers.

•	Developing Strategic Relationships. The Company believes that in order to adequately address the potential world-wide market for HTS RF products and interference-management solutions, the Company will need to develop and maintain strategic relationships with well-established manufacturers and marketers of wireless telecommunications equipment in various parts of the world. A case in point of this strategic partnering includes the KMW, Inc. joint development agreement.

•	Focusing on Fast Growing Commercial Markets. The Company has focused its efforts on developing the HTS market for 3G in Asia. The Company believes it is well positioned to become a strategic supplier to the first implementers of 3G systems in the world. The Company believes that 3G will become a reality and that HTS is an enabling technology for 3G. The Company has also restarted its marketing efforts for the domestic 2G and 2.5G systems. The Company believes that system operators with capacity concerns will increasingly turn towards HTS as a cost-effective solution.

RECENT DEVELOPMENTS/SUBSEQUENT EVENTS

Change in Certifying Accountants

      On December 7, 2000, we advised Ernst & Young LLP that we intended to retain a different firm of independent auditors for the audit of our financial statements for the fiscal year ending December 31, 2000. We have engaged Grant Thornton LLP as our new independent public accountants to audit our consolidated financial statements. This engagement was effective as of December 7, 2000. As noted in the current report on Form 8-K filed with the SEC on December 18, 2001, related to this event, there have been no disagreements with Ernst & Young on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure during the Registrant’s two most recent fiscal years or in the subsequent interim period through December 7, 2000 (date of termination), which disagreement(s), if not resolved to Ernst & Young’s satisfaction, would have caused Ernst & Young to make reference to the subject matter of disagreement(s) in connection with its report. There were no “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-K.

Conversion of Senior Convertible Notes

      On December 29, 2000, holders of the Company’s senior convertible notes converted $14,354,778 principal amount of such notes plus accrued interest into 63,283,309 shares of Common Stock.

Joint Development with KMW

      On January 3, 2001, the Company announced an agreement with KMW, Inc., of Korea to jointly develop an advanced-design cryogenic receiver front-end (CRFE) system to meet the requirements of third-generation (3G) Wideband-CDMA wireless systems to be deployed, beginning this year, in Japan and Korea.

Filing of Rights Offering Statement

      On January 8, 2001, the Company filed with the SEC on Form S-3 a registration statement for a proposed common stock rights offering for up to $20 million. The purpose of the rights offering filing was to put the Company in the position to access funds on a pro rata, non-dilutive basis from existing shareholders as of a certain holding date. As of the date of this Form 10-K/A filing, the Company has not yet determined whether it will proceed with the Rights Offering, in light of the settlements described elsewhere in this annual report.

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

$15 Million Settlement Expected to be Received

      On February 22, 2001, the Company announced that a settlement of shareholder litigation had been reached with Elliott Associates, L.P. and Elliott International, L.P. On March 30, 2001, the settlement was approved by the court which resulted in the Company receiving $15 million, less legal fees and certain other expenses. The court granted $3 million in interim legal fees and pending further review by the court, set aside an additional $1.5 million in escrow for legal fees.

Short-Term Bridge Loan with Elliott Associates, L.P.

      On February 23, 2001, the Company secured a short-term bridge loan from Elliott Associates, L.P. for up to $3.5 million to fund the Company’s working capital needs. The purpose of the short-term bridge loan was to fund the Company’s working capital needs. The Company accessed the first $2 million of the loan at closing and accessed the balance of $1.5 million on April 2, 2001. Both loans, plus accrued interest thereon, were repaid in full on April 6, 2001, the date the first of the two settlement funds (as described above) was received.

$5 Million Settlement Expected to be Received

      On March 16, 2001, the Company announced that a settlement of shareholder litigation had been reached with Alexander Finance, L.P., which, subject to court approval, will result in the Company receiving $5 million, less legal fees and certain other expenses. A notice regarding the settlement has been mailed to all of the Company’s stockholders. The court hearing to consider the settlement is scheduled for April 27, 2001.

Repricing of Employee Stock Options

      On February 5, 2001, the Company’s Board of Directors elected to reprice certain options granted to employees and directors during 2000. In total, 2,676,000 options with exercise prices ranging from $2.9688 to $6.6094 were repriced to $1.9375, the closing price of the Common Stock on the repricing date. The Board elected to reprice the options to maintain employee morale and to more clearly align the management and employee goals with those of the shareholders. The resulting variable accounting may lead to substantial non-cash expense charges in the future. No other terms of the options were affected.

$20 Million Equity Commitment Line

      During March, 2001, the Company entered into an agreement with Paul Revere Capital Partners, Ltd., whereby Paul Revere Capital commits to acquire up to $20 million of the Company’s common stock over the next 24 months upon demand by the Company, subject to the conditions contained in the agreement. Pursuant to this facility, the Company may, at its discretion, sell shares of Common Stock to Paul Revere Capital Partners at a discount to the market price of 94% of the average weighted volume price over a 22 day period. Each draw down is limited to the lesser of $4 million or 20% of the trading volume over a specified period of time. The Company will also issue a warrant to Paul Revere Capital Partners to purchase a number of shares equal to 0.5% of the shares issued in each draw down. The Company has also agreed to pay its placement agent a fee equal to 4% of each draw down and issue a warrant to the placement agent to purchase a number of shares equal to 0.5% of the shares issued in each draw down.

Name Change

      The Company applied for the right to do business as “ISCO International” and intends to present a formal name change resolution to the shareholders at the next annual meeting.

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

      Our sales and marketing experience to date is very limited. The Company will be required to further develop its marketing and sales force in order to effectively demonstrate the advantages of our products over more traditional products, as well as other competitors’ HTS products. The Company also may elect to enter into arrangement with third parties regarding the commercialization and marketing of its products. If the Company enters into such agreements or relationships, it will be substantially dependent upon the efforts of others in deriving commercial benefits from its products. The Company may be unable to establish adequate sales and distribution capabilities, it may be unable to enter into marketing arrangements or relationships with third parties on financially acceptable terms, and any such third party may not be successful in marketing the Company’s products. There is no guarantee that our sales and marketing experience will be successful.

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

RISKS RELATED TO OUR COMMON STOCK AND CHARTER PROVISIONS

Delisting of Common Stock

      Our common stock was de-listed from trading on the NASDAQ National Market in June 1999 due to our inability to meet the net tangible assets requirement for continued listing. Our common stock is now traded in the over-the-counter market and quoted on the over-the-counter bulletin board (“OTCBB”). While to date, the OTCBB market has not diminished the liquidity of the common stock, there is no guarantee that the OTCBB will provide the same liquidity for the trading of securities as the NASDAQ National Market in the future. We intend to apply for relisting on the NASDAQ National Market when we are reasonably confident that our application would be approved. However, there is no guarantee that our application for relisting will be approved.

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

      On January 8, 2001 we filed a registration statement on Form S-3 for the sale of up to $20 million of shares of our common stock in a rights offering to common shareholders as of a certain holding date not yet determined. On January 12, 2001, we filed a registration statement on Form S-3 for the sale of up to $50 million of shares of our common stock in a “universal shelf” offering. During March, 2001, the Company entered into an agreement with Paul Revere Capital Partners, Ltd., whereby Paul Revere Capital commits to acquire up to $20 million of the Company’s stock over the next 24 months upon demand by the Company, subject to the conditions contained in the agreement. Pursuant to this facility, the Company may, at its discretion, sell shares of its common stock to Paul Revere Capital Partners at a discount to the market price of 94% of the average weighted volume price over a 22 day period. Each draw down is limited to the lesser of $4 million or 20% of the trading volume over a specified period of time. The Company will also issue a warrant to Paul Revere Capital Partners to purchase a number of shares equal to 0.5% of the shares issued in each draw down. The Company has also agreed to pay its placement agent a fee equal to 4% of each draw down and issue a warrant to the placement agent to purchase a number of shares equal to 0.5% of the shares issued in each draw down.

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

Anti-Takeover Provisions

      We have certain arrangements which may be deemed to have a potential “anti-takeover” effect in that such provisions may delay, defer or prevent a change of control of our company. In February 1996, our Board of Directors adopted a stockholders rights plan. In addition, our Certificate of Incorporation and By-Laws provide that (i) stockholder action may be taken only at stockholders meetings; (ii) the Board of Directors has authority to issue series of our preferred stock with such voting rights and other powers as the Board of Directors may determine; (iii) prior specified notice must be given by a stockholder making nominations to the Board of Directors or raising business matters at stockholders meetings; and (iv) the Board of Directors is divided into three classes, each serving for staggered three-year terms. The effect of the rights plan and the anti-takeover provisions in our charter documents may be to deter business combination transactions not approved by our Board of Directors, including acquisitions that may offer a premium over market price to some or all of our stockholders.

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

Uncertain Market Acceptance of HTS Telecommunications Products

      Our radio frequency (“RF”) filter products, which are based on our high temperature superconductor (“HTS”) technology, and our ANF technology, have not been sold in very large quantities and a sufficient market may not develop for our products. Our customers establish demanding specifications for performance and reliability, and although we believe we have met or exceeded these specifications to date, there is no guarantee that the wireless service providers will elect to use the HTS or ANF solutions to solve their interference problems.

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

BUSINESS RISKS

Dependence on a Limited Number of Customers

      To date, our sales and marketing efforts have focused on cellular and PCS service providers in retrofit applications. Sales to three of our customers accounted for over 80% and 65% of our company’s total revenues for 2000 and 1999, respectively. In addition, we have focused a significant amount of our technical and managerial resources to working with the limited number of 3G license holders in Japan and Korea, as well as, established Original Equipment Manufacturers (“OEMs”) who may provide telecommunications equipment to these 3G wireless operators in these markets.

      We expect that if our RF filter products achieve market acceptance, a limited number of wireless service providers and OEMs will account for a substantial portion of our revenue during any period. Sales of many of our company’s RF filter products depend in significant part upon the decision of prospective customers and current customers to adopt and expand their use of our products. Wireless service providers, wireless equipment OEMs and our other customers are significantly larger than, and are able to exert a high degree of influence over us. Customers’ orders are affected by a variety of factors such as new product introductions, regulatory approvals, end user demand for wireless services, customer budgeting cycles, inventory levels, customer integration requirements, competitive conditions and general economic conditions. The failure to attract new customers would have a material adverse effect on our business, operating results and financial condition.

Lengthy Sales Cycles

      Prior to selling our products to our customers, we must generally undergo lengthy approval and purchase processes. Technical and business evaluation by potential customers can take up to a year or more for products based on new technologies such as HTS. The length of the approval process is affected by a number of factors, including, among others, the complexity of the product involved, priorities of the customers, budgets and regulatory issues affecting customers. We may not obtain the necessary approvals or ensuing sales of such products may not occur. The length of our customers’ approval process or delays could have a material adverse effect on our business, operating results and financial condition.

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

      In addition, the purchase of certain key components involves long lead times and, in the event of unanticipated increases in demand for our products, we may be unable to manufacture products in quantities sufficient to meet our customers’ demand in any particular period. We have no guaranteed supply arrangements with our limited source suppliers, do not maintain an extensive inventory of parts or components, and customarily purchase parts and components pursuant to purchase orders placed from time to time in the ordinary course of business.

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

Competition

      The wireless telecommunications equipment market is very competitive. Our products compete directly with products which embody existing and future competing commercial technologies. Many of these companies have substantially greater financial resources, larger R&D staffs and greater manufacturing and marketing capabilities than we do. Other emerging wireless technologies, including “smart antennas” and tower mounted amplifiers, may also provide protection from RF interference and offer enhanced range to wireless communication service providers at lower prices and/or superior performance, and may therefore compete with our products. High performance HTS RF filters may not become a preferred technology to address the needs of wireless communication service providers. Failure of our products to improve performance sufficiently, reliably, or at an acceptable price or to achieve commercial acceptance or otherwise compete with conventional and new technologies will have a material adverse effect on the our business, operating results and financial condition.

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

      We believe that a number of patent applications, including applications filed by International Business Machines Corporation, Lucent Technologies, Inc., and other potential competitors of our company are pending that may cover the useful compositions and uses of certain HTS materials including yttrium barium copper oxide (“YBCO”), the principal HTS material used by us in our present and currently proposed products. Therefore, there is a substantial risk that one or more third parties may be granted patents covering YBCO and other HTS materials and their uses, in which case we could not use these materials without an appropriate license. As with other patents, we have no assurance that we will be able to obtain licenses to any such patents for YBCO or other HTS materials, processes for manufacturing those materials, or their uses or that such licenses would be available on commercially reasonable terms. Any of these problems would have a material adverse effect on our business, operating results and financial condition.

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

Government Regulations

      Although we believe that our wireless telecommunications products themselves would not be subject to licensing by, or approval requirements of, the FCC, the operation of base stations is subject to FCC licensing and the radio equipment into which our products would be incorporated is subject to FCC approval. Base stations and the equipment marketed for use therein must meet specified technical standards. Our ability to sell our wireless telecommunications products is dependent on the ability of wireless base station equipment manufacturers and wireless base station operators to obtain and retain the necessary FCC approvals and licenses. In order for them to be acceptable to base station equipment manufacturers and to base station operators, the characteristics, quality and reliability of our base station products must enable them to meet FCC technical standards. We may be subject to similar regulations of the Canadian federal and provincial governments. Any failure to meet such standards or delays by base station equipment manufacturers and wireless base station operators in obtaining the necessary approvals or licenses could have a material adverse effect on our business, operating results and financial condition. In addition, HTS RF filters are on the U.S. Department of Commerce’s export regulation list. Therefore, exportation of such RF filters to certain countries may be restricted or subject to export licenses.

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

Environmental Liability

      We use certain hazardous materials in our research, development and manufacturing operations. As a result, we are subject to stringent federal, state and local regulations governing the storage, use and disposal of such materials. It is possible that current or future laws and regulations could require us to make substantial expenditures for preventive or remedial action, reduction of chemical exposure, or waste treatment or disposal. We believe we are in material compliance with all environmental regulations and to date we have not had to incur significant expenditures for preventive or remedial action with respect to the use of hazardous materials. However, our operations, business or assets could be materially and adversely affected by the interpretation and enforcement of current or future environmental laws and regulations. In addition, although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, there is the risk of accidental contamination or injury from these materials. In the event of an accident, we could be held liable for any damages that result. Furthermore, the use and disposal of hazardous materials involves the risk that we could incur substantial expenditures for such preventive or remedial actions. The liability in the event of an accident or the costs of such actions could exceed our resources or otherwise have a material adverse effect on our business, results of operations and financial condition. We carry property and workman’s compensation insurances in full force and effect through nationally known carriers which include pollution cleanup or removal and medical claims for industrial incidents.

RISKS RELATED TO ACQUISITIONS AND BUSINESS EXPANSION

Risks Associated with Lockheed Martin Canada, Inc. Transaction

      We acquired the Adaptive Notch Filtering business unit of Lockheed Martin Canada in December 2000. There are certain risks associated with this transaction, including the risk that we will not be able to successfully integrate the Adaptive Notch Filtering business into our existing business.

Risks Associated with Spectral Solutions Transaction

      We acquired Spectral Solutions, Inc. in August 2000. There are certain risks associated with this transaction, including the risk that we will not be able to successfully integrate the Spectral Solutions business. Spectral Solutions develops and manufactures primarily “thin-film” HTS RF applications for the wireless communications industry. We have concentrated our manufacturing and marketing efforts to date on “thick-film” applications, and there can be no assurance that we will successfully integrate thin-film technology into our product offerings. There is also no assurance that we will be able to achieve the synergies we believe should result from the acquisition of Spectral Solutions.

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

      These networks are not capable of supporting true Internet applications. Recent experience with the i-Mode service introduced in 1999 by NTT DoCoMo in Japan has demonstrated a strong demand for wireless Internet type service, while also exposing the difficulties of delivering this service over existing 2G networks. The i-Mode service was launched in 1999 in Japan, and rapidly became the most successful new service introduction in the history of the wireless industry, adding six million customers in only six months. The service itself comprises an Internet-type connectivity for email, messaging, file transfer, as well as voice telephony, and by early 2000, more than 80% of the new subscribers being added in NTT’s wireless network were i-Mode subscribers. However, beginning in February 2000, the network began to experience severe technical difficulties stemming from overloading of the basic 2G transmission facilities. By July 2000, it had become necessary to suspend the promotion of the service to new customers. While clearly demonstrating a strong demand for wireless Internet service, the i-Mode experiment clearly showed that a new network architecture will be needed to deliver this service effectively.

      3G standards are being developed to meet the needs for a true wireless Internet service. There are several competing versions of the 3G standard, including W-CDMA which is favored by most of the Europeans and by NTT DoCoMo, and cdma2000, promoted by Qualcomm and supported by many existing IS-95 (2G CDMA) operators. Both standards are broadly similar. They are based on wideband CDMA architecture, and will require the same general ultra-clean interference suppression solutions. These new standards will allow for user data-rates of up to 2 MB/s — nearly two hundred times faster than 2G networks. Moreover, 3G networks will have to support traffic patterns characteristic of Internet connectivity (“always on” service that may generate several hours of connect time per user per day) rather than today’s short voice telephony patterns.

      One system element that is especially affected by 3G performance objectives is the receiver front-end, especially the filters and low-noise amplifiers that acquire the desired signal and block interference from other sources. Existing 1G and 2G networks are designed around the less-than-perfect performance characteristics of conventional front-end systems based on metallic or ceramic (dielectric) filter technology. These systems allow for a great deal of interference to penetrate the desired signal. There is evidence that even in existing networks (2G CDMA) there are large losses in system capacity — up to 50% or more of nominal capacity lost, according to recent tests with major CDMA carriers — due solely to the imperfections in receiver front-end filtering based on conventional technology. With 3G, extensive testing by NTT DoCoMo and others indicates that conventional front-end technology will not deliver adequate performance. HTS-based receiver front-ends provide an almost theoretically perfect control over out-of-band interference. Recent publications and announcements by NTT scientists indicate that HTS is increasingly viewed as a basic requirement for 3G networks

      High-temperature superconducting materials are used to design RF subsystems such as receiver front-end filters which eliminate interference that can reduce the quality and capacity of wireless systems. Superconductor-based filters far outperform the best conventional front-end filters, as shown in Figure 1, which is adapted from NTT DoCoMo sponsored published test results in Japan:

Size of the 3G HTS Market

      The size of the 3G market is developed from two overarching premises:

Network Replacement: 3G will require completely new networks: new base stations, new switches, new handsets  and new technology. It is not possible to retrofit existing 2G networks. The Company expects that the entire wireless industry, which now encompasses almost 1 million base stations and perhaps 500 million handsets, will eventually be completely replaced or overbuilt with new 3G equipment.

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

Timing of 3G

      Japan: NTT’s stated goal is to begin commercial 3G service in mid-2001. Other operators (KDDI and Japan Phone) have announced their intentions to deploy 3G within a year or so of NTT. Based on information available to ISCO, we believe that the main build-out for 3G will develop beginning about 1 year later: mid-2002, reaching high volume in 2003. We anticipate the 2003 level will be sustained for several years as the networks are built out.

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

      Adding capacity can be fundamentally quite expensive. The standard solution is to split cells or add extra base stations, which costs anywhere from $200,000 to $1 million per cell-site. Exotic technology solutions like “smart antennas” are still maturing and also very expensive ($100,000 or more per site). By contrast, HTS front-end systems can increase capacity substantially at a modest cost ($15,000-$40,000 per site today).

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

CDMA CELL, CONVENTIONAL FRONT-END: 9 SIMULTANEOUS CALLS

Wed 1999 Dec 8 16:49
Code Domain Power [Power]
Power(dB)
Code Power: -31.78 dB
Channel: 26
ρ: 0.00066
Power: 9.10 dBm
0
-10
-20
-30
-40
-50
0 8 16 24 32 40 48 56 63
Channel
Code Power
Auto Level Set
Scale Setup
Parameter Setup
Marker Setup
AVG Times
ON OFF
Total Result
Quit
Code Domain Power (CDMA FWD Link, 9600/14400bps)
[1] Pilot Ch(0): 0.00 dB
[3] Paging Ch(1): -1.03 dB
[2] Sync Ch(32): -9.81 dB
[4] Traffic Ch(8): -22.04 dB
Tx Power: 40.88 dBm (12.2410 W)
Estimated ρ: 0.96376

OEM CONFIGURATION MAXIMUM NUMBER OF STABLE CALLS = 9

The same cell-site, with an HTS receiver, was able to support FOURTEEN simultaneous calls. These results pertain to the downlink. Similar gains are seen on the uplink, along with a reduction in mobile unit power of 3-5 dB on average.

Wed 1999 Dec 8 16:16
Code Power
Power(dB)
Code Domain Power [Power]
Code Power: -9.63 dB
Channel: 13
ρ: 0.10892
Power: 28.92 dBm
Measuring!!
0
-10
-20
-30
-40
-50
0
8
16
24
32
40
48
56
63
Channel
Auto Level Set
Scale Setup
Parameter Setup
Marker Setup
AVG Times
ON
OFF
Total Result
Quit
Code Domain Power (CDMA FWD Link, 9600/14400bps)
[1] Pilot Ch(0): 0.00 dB
[3] Paging Ch(1): -1.41 dB
[2] Sync Ch(32): -10.15 dB
[4] Traffic Ch(8): -8.49 dB
Tx Power: 38.55 dBm (7.1613 W)
Estimated ρ: 0.96808

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

      The same application also exists in Korea — an all-CDMA market — and potentially with the current CDMA carrier in Japan (KDDI).

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

      The following chart summarizes the relative publicly announced technology and product position of the current HTS competitors to the Company:

			Hybrid	Transmit	Tower-		Equali-
	Thin-film	Thick-film	HTS	Products	Mount	ATP	zation

ISCO	YES	YES	YES	YES	YES	YES	YES

CDTS	YES	NO	NO	NO	NO	NO	NO

SCON	YES	NO	NO	NO	NO	NO	NO

      The Company believes it has the broadest HTS technology base of any company in the world. The Company’s goal is to position itself to lead the industry in HTS wireless applications as HTS solutions move toward the mainstream with 2G and 3G applications.

TECHNOLOGY OVERVIEW

      A wireless base station is divided (roughly) into two halves: the digital portion, and the so-called “front-end.”

Digital Wireless Communication System

Front-end
W-CDMA
Rx Filter
LNA
Rx
Multicoupler
Mixer
A/D
Digital Sig. Proc.
DSP
Duplexer
Combiner
LPA
D/A
Thick Film
Think Film
Hybrid

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

      The use of HTS for wireless front-end systems is based on the following general concept: by coating the surfaces of filter elements and other elements of the front-end, it is possible to create front-end components which introduce very little signal loss or degradation (no electrical resistance). In turn, this allows for much more powerful filter architectures to be employed practically- which results in much better performance. For example, the complexity of a filter is related to the number of serial stages or poles in the filter design. With conventional technology, it is impractical to construct a filter of more than around 8-10 poles (and most are less complex). With HTS, ISCO has delivered systems using 32 poles, with nearly perfect out-of-band filter performance. Finally, the fact that these systems are cooled cryogenically reduces the thermal noise component.

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

  Tower-mounted cryogenic RF receiver front-end (plus LNA) —the only HTS system designed for tower-top installations

  All-temperature Performance (ATP) RF filter technology, capable of operating at either cryogenic or ambient temperatures (eliminating system failure point and need for conventional back-up system required by competing thin-film vendors); ATP encompasses unique HTS materials as well as frequency-compensation filter architectures

  Cryogenic equalization technologies to control group delay in high-performance 3G systems. Group delay is the tendency of the digital signal to spread out in time, so that information-bearing digital pulses tend to “smear” together and cause inter-symbol interference (ISI). ISI is combated by equalization techniques, which can be implemented either in the front-end or in the digital domain. Digital equalization is a significant signal processing overhead that can eventually impose limits on system throughput; hence, it is desirable to accomplish as much of the equalization of the signal as possible in the analog front-end. ISCO is the only HTS company that has implemented equalization in HTS front-end systems.

  Transmit filter designs capable of handling up to 100 watts of power.

Adaptive Notch Filters

      The Company also offers adaptive notch filter products that continually scan a segment of RF spectrum for interference and block that interference within 20 milliseconds. The blocking feature is in place as long as needed for noise suppression. These products are especially useful in dealing with sporadic in-band interference as they adapt the Company’s interference-management technology to the fluid environment. The complementary nature of these products with the Company’s HTS solutions for adjacent-band interference allows the Company to offer complete interference-management solutions to its customers, rather than force customers to try to isolate the primary cause of their interference problems prior to looking for an effective solution.

Product Benefits

      The Company’s products are designed to address the high performance RF front-end needs of domestic and international commercial wireless telecommunication systems by providing the following advantages:

      Greater Network Capacity and Utilization. The Company’s interference management solutions can increase capacity and utilization by up to 70%. In some cases, capacity increases because channels which were previously unusable due to interference are recovered. In other cases, system utilization increases because of lower levels of blocked or dropped calls, and increases in the ability of the system to permit weak signals to be processed with acceptable call quality. In CDMA systems, increased capacity frequently results from lowering the system’s noise floor.

      Improved Base Station Range. The Company’s RF front-end systems can extend the uplink range of a wireless system by up to 30%. Greater range can reduce a service operator’s capital expenditure per customer in lower density areas by filling in coverage gaps in existing systems or by reducing the number of required cell sites for new system deployments.

      Improved Flexibility in Locating Base Stations. The Company’s RF front-end products can allow wireless telecommunications service providers to co-locate base stations near other RF transmitters. The Company’s products allow the base station radio to better tolerate RF interference while reducing out-of band signals that could interfere with other nearby wireless telecommunication operators.

      Improved Call Quality. The Company’s products improve call quality by reducing dropped and blocked calls. During commercial installations, the Company’s RF filter products have demonstrated up to a 40% reduction in dropped calls. The Company’s products also improve audio fidelity by reducing noise and interference.

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

      Recently, the Company has also focused on international customers, marketing both its existing products and presenting the benefits of its interference-management technology in the design and early stages of new systems for Third Generation Wireless (“3G”) Systems. The first of these systems is expected to be deployed during 2001 in Japan, with deployment in Korea and Europe expected thereafter. Toward that end, the Company opened a sales office in Japan during 2000. The Company also sold its existing products in Chile, Spain, and Canada during 2000 and looks to continue to market its products internationally during 2001 and beyond.

Manufacturing

      The Company’s manufacturing processes provide predictable product yields and can be easily expanded to meet increased customer demand. However, it is possible that substantial growth in demand could overwhelm existing capacity to supply products. To deal with this possibility, the Company is in the process of qualifying third party manufacturers of the RF filter products. The Company also has an agreement in place with a contract manufacturer that outsources production of its Adaptive Notch Filters (ANF units) at a facility in Toronto, Canada.

      The Company’s manufacturing operations can be found in Mount Prospect, IL, Louisville, CO and Toronto, Canada.

Research and Development

      The Company’s R&D efforts have been focused on developing and improving RF filter products for wireless telecommunications systems. As a result of such efforts, filter performance has been improved, product size has been reduced, production costs have been lowered, product reliability has been increased, and product packaging has been streamlined. The Company expects to continue to invest in R&D to further improve and adapt its filter products to meet and exceed market expectations. The Company also intends to develop related products that are synergistic with its core filter offerings and which utilize the Company’s core technical competencies in RF filter design, superconducting materials, and cryogenic cooling systems.

      The Company’s total R&D expenses during 1998, 1999 and 2000 were approximately $2,935,000, $1,757,000 and $3,188,000, respectively.

Intellectual Property and Patents

      The Company regards certain elements of its product design, fabrication technology and manufacturing process as proprietary and protects its rights in them through a combination of patents, trade secrets and non-disclosure agreements. The Company also has obtained exclusive and non-exclusive licenses for technology developed with or by its research partners, Argonne National Laboratory (“Argonne”) and Northwestern University, and expects to continue to obtain licenses from such research partners and others. The Company believes that its success will depend in part upon the protection of its proprietary information, its patents and licenses of key technologies from third parties, and its ability to operate without infringing on the proprietary rights of others.

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

      In 1994, the Company purchased from Ceramic Process Systems two additional patents and the related technical know-how covering a process for producing yttrium barium copper oxide (“YBCO”) powder and manufacturing YBCO electrical fibers. In 1994, the Company also purchased technology relating to the fabrication of HTS thick-film components from the University of Birmingham (UK). This thick-film technology complements the Company’s existing patented processes for making thick-film superconducting components.

      Through collaborative relationships with Argonne and Northwestern University, the Company has licensed patents and patent applications issued or filed in the United States and in certain foreign countries arising under or related to such collaborative relationships. These licenses primarily relate to the processing and composition of HTS materials, including the preferential orientation of HTS materials and the processing of YBCO on a variety of metals, as well as design technology for some of the Company’s current and proposed products. The Company’s licenses from ARCH Development Corporation and Northwestern University continues for the lives of the patent rights licensed thereby, subject to termination on certain events, and permit the Company to retain rights to its patentable improvements to the licensed technology. Certain of the Company’s research has been funded in part by Small Business Innovation Research and other government contracts. Although the U.S. Government has or will have certain rights in the technology developed with this funding, the Company does not believe that these rights will have a material impact on the Company’s current RF filter products.

Non-HTS Competition

      The market for wireless telecommunications products is very competitive. The Company views its competition as (i) conventional RF filter products, (ii) RF products based on new technologies and (iii) other superconductor-based RF products.

      The Company’s RF filter products compete against conventional RF filter products produced by such companies as Celwave, certain divisions of the Allen Telecom Group, Inc., Filtronic Comtek, Sinclair Radio Labs, Inc., K&L Microwave, Inc., Wacom Technology Corp., EMR Corp. and TX-RX Systems, Inc., among others. Although these conventional RF filter products are generally less expensive than the Company’s products, the Company believes its RF filter products are superior on a cost/benefit basis.

      Other competitive RF products based on other technologies may provide competition in the future to the Company’s RF filter products. In addition to competitive RF filter products, other companies including, Hazeltine Corp., Metawave Communications Corporation, Allen Telecom Group, Inc., Repeater Technologies, Inc. and Array Com, Inc., among others, are developing products based on “smart antenna,” digital signal processing technologies, microcells and repeaters which are also aimed at reducing interference problems or providing range extension by means other than RF filtering. Furthermore, various vendors are offering tower mounted amplifiers (“TMAs”) which provide similar range extension benefits to the Company’s filters with cooled LNAs. TMAs are generally less expensive than the Company’s products but require greater maintenance costs due to their location on top of the operator’s antenna tower.

      Various filter companies appear to be experimenting with cooled dielectric filters or with filters that combine dielectric materials and superconducting technology. K&L Microwave, Inc. has been experimenting with a cooled dielectric filter design. In addition, COM DEV International, Ltd., a Canadian corporation, has published research in which a dielectric material is mounted on a superconducting ground plane. The Company does not believe that either of these efforts currently pose a competitive threat but cannot exclude them as competition to the Company’s product lines at some point in the future.

      The Company believes that it competes on the basis of product performance, price, breadth of product portfolio, customer support, quality, reliability and focus on the wireless telecommunications market. Many of the Company’s competitors have substantially greater financial resources, larger R&D staffs and greater manufacturing and marketing capabilities than the Company.

Government Regulations

      Although the Company believes that its wireless telecommunications products themselves are not licensed or governed by approval requirements of the Federal Communications Commission (“FCC”), the operation of base stations is subject to FCC licensing and the radio equipment into which the Company’s products would be incorporated is subject to FCC approval. Base stations and the equipment marketed for use therein must meet specified technical standards. The Company’s ability to sell its RF filter products is dependent on the ability of wireless base station equipment manufacturers and of wireless base station operators to obtain and retain the necessary FCC approvals and licenses. In order to be acceptable to base station equipment manufacturers and to base station operators, the characteristics, quality, and reliability of the Company’s base station products must enable them to meet FCC technical standards.

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

Employees

      As of January 31, 2001, the Company had a total of 71 employees, 19 of whom hold advanced degrees. Of the employees, 18 are engaged in manufacturing and production, 34 are engaged in research, development and engineering, and 19 are engaged in general management, marketing, sales, finance and administration. The Company also periodically employs a number of consultants and independent contractors. None of the Company’s employees are covered by a collective bargaining agreement. The Company believes its relationship with its employees is good.

Item 2. Properties.

      The Company maintains its corporate headquarters in a 35,000 square foot building located in Mt. Prospect, Illinois under a lease which expires in October 2004. Additionally, it maintains a 29,000 square foot building located in Louisville, Colorado under a lease which expires in May 2003 and a 6,500 square foot facility located in North York, Ontario under a sublease that expires in August, 2004. These facilities house the Company’s manufacturing, research, development, engineering and marketing activities. The Company believes that these facilities are adequate and suitable for its current needs and that additional space would be available on commercial terms as necessary to meet any future needs.

Item 3. Legal Proceedings.

Siegler Litigation

      On June 5, 1996, Craig M. Siegler filed a complaint against the Company in the Circuit Court of Cook County, Illinois, County Department, Chancery Division. The complaint alleged that, in connection with the Company’s private placement of securities in November 1995, the Company breached and repudiated an oral contract with Mr. Siegler for the issuance and sale by the Company to Mr. Siegler of 370,370.37 shares of the Common Stock, plus warrants (immediately exercisable at $12.96 per share) to purchase an additional 370,370.37 shares of the Common Stock, for a total price of $4,000,000. The remedy sought by Mr. Siegler was a sale to him of such securities on the terms of the November 1995 private placement. On August 16, 1996, the Company’s motion to dismiss Mr. Siegler’s complaint was granted with leave to amend. On September 19, 1996, Mr. Siegler’s motion for reconsideration was denied.

      On October 10, 1996, Mr. Siegler filed his First Amended Verified Complaint and Jury Demand, seeking a jury trial and money damages equal to the difference between $8,800,000 (370,370.37 shares at $10.80 per share and 370,370.37 shares at $12.96 per share) and 740,740.74 multiplied by the highest price at which the Common Stock traded on The Nasdaq Stock Market between November 20, 1995 and the date of judgment. Mr. Siegler also preserved his claim for specific performance for purposes of appeal. On November 1, 1996, the case was transferred to the Circuit Court of Cook County, Illinois, County Department, Law Division. The Company’s Answer was filed on November 21, 1996.

      The Company filed a motion for summary judgment against Mr. Siegler, which was on hold pending the deposition of an expert retained by Mr. Siegler in the case. The Company deposed this witness in March 2000. A hearing on the Company’s summary judgment motion was held in June 2000, and the motion was subsequently denied. The trial date has been set for August 7, 2001.

      The Company believes that the suit is without merit and intends to continue to defend itself vigorously in this litigation. The Company is also disputing Mr. Siegler’s method of calculating damages. However, if Mr. Siegler prevails in this litigation and is awarded damages in accordance with the formula described above, such judgment would have a material adverse effect on the Company’s operating results and financial condition.

Note Litigation

      On February 22, 2000, the Company reached a settlement agreement with the Borrowers (defined below), whereby the Company agreed to release the Borrowers’ obligations under the notes in return for the Borrowers’ surrender of 210,196 warrants to purchase common stock of the Company held by them and discharge of their counterclaims. As a result of this settlement, the Company recorded a charge of $822,776 to additional paid-in capital in the first quarter of 2000, reflecting the carrying amount of the notes of $680,696 and related accrued interest of $142,080, which approximated the fair value of the warrants surrendered. The following is a historical summary of events that led to the settlement agreement just described:

      On July 10, 1997, the Company filed a complaint against Sheldon Drobny; Howard L. “Buzz” Simons, joint tenant with Aric and Corey Simons; Aaron Fischer; Stewart Shiman; Sharon D. Gonsky, d/b/a SDG Associates; Gregg Rosenberg; Stacey Rosenberg; Merrill Weber & Co., Inc.; Drobny/Fischer Partnership, an Illinois general partnership; and Ruben Rosenberg (collectively, the “Borrowers”), and Paradigm Venture Investors, L.L.C. (the “Guarantor”) in the Circuit Court of Cook County, Illinois, County Department, Law Division. The complaint seeks to enforce the terms of loans made to the Borrowers by the Company and evidenced by promissory notes dated December 13, 1996, in the aggregate principal amount of $698,508 ($680,696 of which remains unpaid as of December 31, 1999) and the guarantee by the Guarantor of the Borrowers’ obligations under these promissory notes. The Borrowers’ notes were issued to the Company in connection with the Borrowers’ exercise of warrants to purchase shares of the Common Stock in December 1996.

      On September 30, 1997, the Borrowers and the Guarantor responded to the Company’s complaint. Concurrently, the Borrowers filed a counterclaim alleging that they exercised the warrants in reliance on the Company’s alleged fraudulent representations to certain Borrowers concerning a third-party’s future underwriting of a secondary public offering of the Company’s Common Stock.

Lipman Litigation

      The Illinois Appellate Court denied plaintiffs’ subsequent motion for a re-hearing on October 23, 2000 and plaintiffs did not seek review before the Illinois Supreme Court. Accordingly, this litigation has been concluded without any loss to the Company or its directors. The following is a historical summary of events that led to the dismissal of this litigation against the Company:

      In January 1998, Jerome H. Lipman, individually and on behalf of all others similarly situated, filed a complaint against the Company and eight of its former or current directors: Leonard A. Batterson, Michael J. Friduss, Peter S. Fuss, Edward W. Laves, Steven L. Lazarus, Tom L. Powers, Ora E. Smith and Paul G. Yovovich (collectively, the “Named Directors”) in the Circuit Court of Cook County, Illinois, County Department, Chancery Division. The complaint alleged that the Named Directors breached their duties of loyalty and due care to the putative class of stockholders by selecting financing for the Company in June 1997 which supposedly entrenched the Directors and reduced the Common Stock price. The complaint also alleged that the Named Directors breached their duty of disclosure by not informing the stockholders that the selected financing would erode the Common Stock price. Mr. Lipman’s complaint sought certification of a class consisting of all owners of the Common Stock during the period from June 6, 1997 through November 21, 1997, excluding the Named Directors and Sheldon Drobny. The complaint also sought an unspecified amount of compensatory and punitive damages, and attorneys’ fees.

      In February 1998, the Company and the Named Directors filed a motion to dismiss Mr. Lipman’s complaint, arguing in part that the plaintiff’s claims were barred by their failure to fulfill the legal prerequisites for suing the Named Directors. In June 1998, the court granted the Company’s and the Named Directors’ motion to dismiss the complaint. Thereafter Mr. Lipman filed an amended complaint against the Named Directors but excluding the Company itself as a defendant. The amended complaint alleged that the Named Directors breached their duties of loyalty and due care to the putative class of stockholders by selecting financing for the Company in June 1997 and thereafter drawing two tranches of the financing. The amended complaint sought certification of a class consisting of all owners of the Common Stock during the period from May 15, 1997 through December 31, 1997, excluding the Named Directors. Mr. Lipman’s amended complaint alleged that the stock owned by the putative class lost $61 million due to the financing the Named Directors selected, and sought an unspecified amount of compensatory and punitive damages. The Named Directors filed a motion to dismiss Mr. Lipman’s amended complaint which the court granted in December 1998, finding that Mr. Lipman still had failed to fulfill the prerequisites for maintaining a shareholder derivative action against the Named Directors. In January 1999, Mr. Lipman and two added former stockholders filed a second amended complaint against the Named Directors and again including the Company itself as a defendant. The second amended complaint alleged that the Named Directors breached their duties of loyalty and due care to the putative class and further alleged that the purported devaluation of the plaintiffs’ stock resulting from the June 1997 financing was an improper “assessment” on the plaintiffs’ shares for which they sought an unspecified amount of compensatory and punitive damages. The Company and the Named Directors filed a motion to dismiss the second amended complaint which the Court granted in April 1999, finding that (i) the plaintiffs could not assert their stock devaluation claims, except derivatively, and (ii) the plaintiffs still had failed to fulfill the prerequisites for maintaining a shareholder derivative action against the Named Directors. In May 1999, the plaintiffs filed a third amended complaint against the Company and the Named Directors. The third amended complaint reiterated the plaintiffs’ previous allegations that the Named Directors breached their duties of loyalty, due care and candor to the putative class, and again alleged the plaintiffs’ claims of an improper “assessment.” The third amended complaint also asserted two claims of purported common law fraud and a supposed violation of the Illinois Consumer Fraud Act based on allegations that the Company and the Named Directors had selectively disclosed “material, non-public confidential information” to the non-party financier in order to obtain the financing that the Company selected in June 1997, which allegedly reduced the Common Stock price. The plaintiffs sought an unspecified amount of compensatory and punitive damages, and attorneys’ fees. In June 1999, the Company and the Named Directors filed a motion to dismiss the third amended complaint, arguing in part that the plaintiffs still had failed to fulfill the prerequisites for asserting their stock devaluation claims as a shareholder derivative action, and that the plaintiffs’ claims of selective disclosure and fraud was barred on substantive and procedural grounds. In August 1999, the Court granted the Company’s and the Named Directors’ motion, and dismissed the suit with prejudice.

      Thereafter the plaintiffs filed a motion for reconsideration of the dismissal which the Court denied in September 1999. In October 1999, the plaintiffs filed their notice of appeal from the dismissal orders. All briefing on the appeal was completed in May 2000. The Illinois Appellate Court denied plaintiffs’ subsequent motion for rehearing on October 23, 2000 and plaintiffs did not seek review before the Illinois Supreme Court.

Laves Litigation

      On July 17, 2000 Edward W. Laves filed an action (the “Complaint”) in the Law Division of the Circuit Court of Cook County, Illinois, against the Company and three of its directors (George Calhoun, Samuel Perlman, and Mark Brodsky) charging the Company with constructive termination under and in breach of plaintiff’s employment agreement, and with violation of the Illinois Wage Payment and Collection Act. Plaintiff seeks damages “estimated to exceed $9.5 million.” The Company filed an appearance on behalf of all Defendants on October 3, 2000. On October 6, 2000, the Company filed on Defendants’ behalf a Motion to Dismiss the Complaint. On January 22, 2001, the court issued an order granting our Motion to Dismiss the claims against the Individual Defendants, but denied our Motion to Dismiss with respect to claims against the Company. On February 21, 2001, Plaintiff filed a Motion to reconsider the court’s dismissal of claims against the Individual Defendants. On March 13, 2001, we filed an Answer to the Complaint and a Memorandum in Opposition to this Motion to Reconsider. By order dated March 15, 2001, the court allowed Laves leave to file an amended Motion to Reconsider. A hearing is scheduled for May 16, 2001, to consider the amended Motion to Reconsider. Laves has submitted discovery requests in support of the Complaint. The Company believes the claims to be without merit and plans to vigorously defend itself in this action.

16(b) Litigation

      On February 22, 2001, the Company announced that a settlement of previously disclosed shareholder litigation has been reached, which, subject to court approval, will result in the Company receiving $15 million, less legal fees and certain other expenses. Two of the Company’s stockholders, Elliott Associates, L.P. and Elliott International, L.P. (formerly Westgate International, L.P.), have agreed to make this settlement payment in order to resolve claims asserted against them and certain present and former directors. The shareholder litigation remains outstanding against other third parties. A notice regarding the settlement has been mailed to all shareholders. The court hearing to consider the settlement is scheduled for March 30, 2001.

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

      The following is an historical summary of events that led to the settlements announced above:

      On February 26, 1999, Mark Levy, derivatively on behalf of the Company, filed a complaint against Southbrook International Investments, Ltd. (“Southbrook”), Elliott Associates, L.P. (“Elliott”), and Elliott International, L.P. (“Elliott International”), and against the Company as a “nominal defendant.” The complaint filed in the United States District Court for the Southern District of New York, alleges that Southbrook, Elliott and Elliott International, while having beneficial ownership of more than 10% of the Company’s common stock, traded the Company’s common stock such that the Company is entitled to recover short swing profits under Section 16(b) of the Securities Exchange Act of 1934 in connection with purchases and sales of Company securities within six month periods. The complaint seeks to recover from Southbrook, Elliott and Elliott International their respective profits (in unspecified amounts) from those transactions. No relief is sought against the Company as a nominal defendant.

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

      An amended complaint dated September 2, 1999 was served on the Company. The amended complaint raises the same claims alleged in the original complaint. As a “nominal defendant” the Company, by agreement with the plaintiff, has not responded to the lawsuit, but has reserved its right to move to dismiss any amended pleading.

      Defendants moved to dismiss the amended complaint in February 2000. In response, the plaintiff cross-moved for leave to amend its complaint again. The proposed new pleading added Alexander Finance, LP as a defendant for the Section 16(b) claims, proposed to add two new theories pursuant to which defendants may be found liable under Section 16(b), and also proposed to add state law breach of fiduciary duty claims against current directors, at the time of filing, Howard Hoffman, Tom L. Powers, Mark D. Brodsky, George Calhoun and Samuel Perlman and former directors Edward W. Laves, Robert D. Mitchum and Terry S. Parker, based on the board of directors’ decision to issue convertible notes and warrants to the defendants convertible or exercisable for shares of common stock at $0.25 per share.

      Following a hearing on August 17, 2000, the court allowed plaintiff leave to file his new amended complaint. The court also denied without prejudice defendants’ motion to dismiss the initial 16(b) complaint (as amended). However, defendants may raise this motion again following resolution of a similar case by the Second Circuit Court of Appeals.

      On February 22, 2001, the Company announced that a settlement of previously disclosed shareholder litigation has been reached, which, subject to court approval, will result in the Company receiving $15 million, less legal fees and notice expenses. Two of the Company’s stockholders, Elliott Associates, L.P. and Elliott International, L.P. (formerly Westgate International, L.P.), have agreed to make this settlement payment in order to resolve claims asserted against them and certain present and former directors. The shareholder litigation remains outstanding against other third parties. A notice regarding the settlement has been mailed to all shareholders. The court hearing to consider the settlement is scheduled for March 30, 2001.

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

Item 4. Submission of Matters to a Vote of Security Holders.

      No matters were submitted to a vote of security holders during the quarter ended December 31, 2000.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

      The Common Stock has been quoted since April 1999 on the OTC Bulletin Board under the symbol “ISCO.” From 1993 until April 1999, the Common Stock was quoted on the NASDAQ National Market. The following table shows, for the periods indicated, the reported high and low sale prices for the Common Stock. Such prices reflect prices between dealers, without retail mark up, mark down, or commissions and may or may not reflect actual transactions.

	HIGH	LOW

FISCAL YEAR ENDING DECEMBER 31, 1999

First Quarter	$1.69	$0.94

Second Quarter	$1.50	$0.47

Third Quarter	$1.13	$0.50

Fourth Quarter	$2.06	$0.33

FISCAL YEAR ENDING DECEMBER 31, 2000

First Quarter	$29.38	$1.22

Second Quarter	$7.75	$2.81

Third Quarter	$4.94	$2.78

Fourth Quarter	$3.81	$0.81

      On January 31, 2001, there were approximately 300 holders of record of the Common Stock. On such date the closing bid price for the Common Stock as reported on the OTC Bulletin Board was $2.19.

      The Company has never paid cash dividends on the Common Stock and the Company does not expect to pay any dividends on its Common Stock in the foreseeable future.

Recent Sales of Unregistered Securities

      On October 20, 2000, Elliott Associates, L.P. and Westgate International, L.P. purchased, for an aggregate purchase price of $5 million, an aggregate of 1,818,182 shares of Common Stock. The price paid was 10% above the closing price of the Common Stock on that date. It is the Company’s intention to register these shares under the investment agreement with those purchasers.

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

      On December 20, 2000, the Company issued 2.5 million shares of Common Stock to Lockheed Martin Canada, Inc. in connection with the Company’s acquisition of the Adaptive Notch Filtering (“ANF”) Business Unit pursuant to an asset purchase agreement. No underwriters were involved and no commissions were paid. The securities were issued pursuant to the private placement exemption under Section 4(2) of the Securities Act of 1933, as amended.

Item 6. Selected Financial Data.

      The following table presents selected consolidated financial data with respect to the Company as of and for the years ended December 31, 1996, 1997, 1998, 1999 and 2000. The selected consolidated financial data for each of the years in the five-year period ended December 31, 2000 have been derived from the audited consolidated financial statements of the Company. The information set forth below should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 “Financial Statements and Supplementary Data.”

	1996	1997	1998	1999	2000

CONSOLIDATED STATEMENT OF OPERATIONS DATA:

Net sales	$209,822	$1,038,134	$3,242,930	$2,408,604	$495,885

Costs and expenses:

Cost of revenues	49,534	4,401,077	7,047,347	5,923,173	2,672,578

Research and development	6,422,921	4,132,019	2,934,784	1,757,214	3,187,768

Selling and marketing	1,834,640	1,918,044	1,847,680	1,581,545	1,239,959

General and administrative	3,290,810	2,772,274	3,370,058	2,617,809	6,671,796

Operating loss	(11,388,083)	(12,185,280)	(11,956,939)	(9,471,137)	(13,276,216)

Other income (expense):

Interest income	503,911	254,781	354,738	98,194	174,919

Interest expense	(29,602)	(17,969)	(10,247,919)	(12,634,745	(5,650,572)

Other income (expense), net	—	—	—	36,623	(16,017)

	474,309	236,812	(9,893,181)	(12,499,928)	(5,491,670)

Loss before extraordinary item	(10,913,774)	(11,948,468)	(21,850,120)	(21,971,065)	(18,767,886)

Extraordinary item-debt extinguishment	—	—	—	(745,197)	(28,297)

Net loss	(10,913,774)	(11,948,468)	(21,850,120)	(22,716,262)	(18,796,183)

Preferred Stock dividends	—	—	(143,302)	(61,834)	—

Net loss plus Preferred Stock dividends	$(10,913,774)	$(12,091,770)	$(21,911,954)	$(22,716,262)	(18,796,183)

Basic and diluted loss per common share before extraordinary item	$(2.41)	$(2.34)	$(1.93)	$(1.71)	$(0.57)

Extraordinary item-debt extinguishment	—	—	—	(0.06)	—

Basic and diluted loss per common share	$(2.41)	$(2.34)	$(1.93)	$(1.77)	$(0.57)

Weighted average number of common shares outstanding	4,536,034	5,156,663	11,345,540	12,841,497	33,037,106

	1996	1997	1998	1999	2000

CONSOLIDATED BALANCE SHEET DATA:

Cash and cash equivalents	$5,188,047	$2,766,886	$2,152,595	$723,711	2,453,845

Working capital	5,207,923	4,668,982	4,190,548	831,724	3,096,173

Total assets	13,388,496	11,534,309	10,028,088	6,039,159	23,750,073

Long-term debt/capital lease obligations, less current portion	91,618	13,541	9,432,026	13,650,885	198

Stockholders’ equity (net capital deficiency)	11,520,128	10,046,569	(772,968)	(9,291,712)	21,644,211

Item 7. Management’s  Discussion and Analysis of Financial Condition and Results of Operations.

Recent Events

Change in Certifying Accountants

      On December 7, 2000, the Company advised Ernst & Young LLP that it intended to retain a different firm of independent auditors for the audit of the Company’s financial statements for the fiscal year ending December 31, 2000. The Company has engaged Grant Thornton LLP as its new independent public accountants to audit the Company’s consolidated financial statements. This engagement was effective as of December 7, 2000. As noted in the current report on Form 8-K filed with the SEC on December 18, 2001, related to this event, there have been no disagreements with Ernst & Young on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure during the Company’s two most recent fiscal years or in the subsequent interim period through December 7, 2000 (date of termination), which disagreement(s), if not resolved to Ernst & Young’s satisfaction, would have caused Ernst & Young to make reference to the subject matter of disagreement(s) in connection with its report. There were no “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-K.

Conversion of Senior Convertible Notes

      On December 29, 2000, holders of the Company’s senior convertible notes converted $14,354,778 principal amount of such notes plus accrued interest into 63,283,309 shares of Common Stock.

Joint Development with KMW

      On January 3, 2001, the Company announced an agreement with KMW, Inc., of Korea to jointly develop an advanced-design cryogenic receiver front-end (CRFE) system to meet the requirements of third-generation (3G) Wideband-CDMA wireless systems to be deployed, beginning this year, in Japan and Korea.

Filing of Rights Offering Statement

      On January 8, 2001, the Company filed with the SEC on Form S-3 a registration statement for a proposed common stock rights offering for up to $20 million. The purpose of the rights offering filing was to put the Company in the position to access funds on a pro rata, non-dilutive basis from existing shareholders as of a certain holding date. As of the date of this Form 10-K/A filing, the Company has not yet determined whether it will proceed with the rights offering, in light of the settlements described elsewhere in this annual report.

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

$15 Million Settlement Expected to be Received

      On February 22, 2001, the Company announced that a settlement of shareholder litigation had been reached with Elliott Associates, L.P. and Elliott International, L.P. On March 30, 2001, the settlement was approved by the court which resulted in the Company receiving $15 million, less legal fees and certain other expenses. The court granted $3 million in interim legal fees and pending further review by the court, set aside an additional $1.5 million in escrow for legal fees.

Short-Term Bridge Loan with Elliott Associates, L.P.

      On February 23, 2001, the Company secured a short-term bridge loan from Elliott Associates, L.P. for up to $3.5 million to fund the Company’s working capital needs. The purpose of the short-term bridge loan was to fund the Company’s working capital needs. The Company accessed the first $2 million of the loan at closing and accessed the balance of $1.5 million on April 2, 2001. Both loans, plus accrued interest thereon, were repaid in full on April 6, 2001, the date the first of the two settlement funds (as described above) was received.

$5 Million Settlement Expected to be Received

      On March 16, 2001, the Company announced that a settlement of shareholder litigation had been reached with Alexander, which, subject to court approval, will result in the Company receiving $5 million, less legal fees and certain other expenses. A notice regarding the settlement has been mailed to all of the Company’s stockholders. The court hearing to consider the settlement is scheduled for April 27, 2001.

Repricing of Employee Stock Options

      On February 5, 2001, the Company’s Board of Directors elected to reprice certain options granted to employees and directors during 2000. In total, 2,676,000 options with prices ranging from $2.9688 to $6.6094 were repriced to $1.9375, the closing price of the Common Stock on the repricing date. The Board elected to reprice the options to maintain employee morale and to more clearly align the management and employee goals with those of the shareholders. The resulting variable accounting may lead to substantial non-cash expense charges in the future. No other terms of the options were affected.

$20 Million Equity Commitment Line

      During March, 2001, the Company entered into an agreement with Paul Revere Capital Partners, Ltd., whereby Paul Revere Capital commits to acquire up to $20 million of the Company’s common stock over the next 24 months upon demand by the Company, subject to the conditions contained in the agreement. Pursuant to this facility, the Company may, at its discretion, sell shares of Common Stock to Paul Revere Capital Partners at a discount to the market price of 94% of the average weighted volume price over a 22 day period. Each draw down is limited to the lesser of $4 million or 20% of the trading volume over a specified period of time. The Company will also issue a warrant to Paul Revere Capital Partners to purchase a number of shares equal to 0.5% of the shares issued in each draw down. The Company has also agreed to pay its placement agent a fee equal to 4% of each draw down and issue a warrant to the placement agent to purchase a number of shares equal to 0.5% of the shares issued in each draw down.

Name Change

      The Company applied for the right to do business as “ISCO International” and intends to present a formal name change resolution to the shareholders at the next annual meeting.

Results of Operations

Years Ended December 31, 2000 and 1999

      The Company’s net sales decreased $1,913,000, or 79.4%, from $2,409,000 in 1999 to $496,000 in 2000, as a result of lower unit volume of the Company’s radio frequency (“RF”) front-end products. Net sales during 2000 consisted of both sales resulting from the acquisition of SSI,during August, 2000, as well as the sale of new products developed internally. This decline was a result of lower unit volume in 2000 compared to 1999 related to the Company’s strategic plan to focus on new products and new markets. The Company anticipates its net sales to increase substantially in 2001 based on existing and/or anticipated customer orders, as well as a result of the two acquisitions that occurred during the second half of 2000. All of the net sales in 2000 and 1999 were from commercial product sales. The Company has concentrated its efforts on its commercial product research and development.

      Cost of products sold decreased to $2,673,000 from $5,923,000, a reduction of $3,250,000 or 54.9%. The cost of products sold for 2000 and 1999 consisted of direct material, labor and overhead costs associated with the products that were shipped during the period, plus approximately $460,000 and $649,000, respectively, of costs, which consisted primarily of allocated overhead costs, incurred to produce units in ending finished goods inventory that exceed net realizable value. Due to low utilization levels and excess capacity in the Company’s manufacturing facility, cost of products sold exceeded net sales for 2000 and 1999. The Company expects the cost of products sold as a percentage of revenue to improve during 2001 due to anticipated revenue increases and related efficiencies, as well as certain cost control initiatives.

      The Company’s internally funded research and development expenses increased to $3,188,000 from $1,757,000, an increase of $1,431,000 or 81.4%. These costs were higher due to increased prototype spending (substantially due to 3G related activities) and the acquisitions of SSI and ANF. During 2001, the Company expects its research and development expenditures to continue to increase due to both factors listed above.

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

      Interest expense decreased $6,984,000, from $12,635,000 in 1999 to $5,651,000 in 2000. This decrease was primarily due to a decrease in non-cash interest expense related to the Company’s Senior Convertible Notes. As stated previously, all of the Company’s Senior Convertible Notes were converted to equity during 2000, leaving the Company with no debt on its balance sheet. See Note 8 to the Company’s financial statements.

      Extraordinary charges of $28,000 and $745,000 were recorded in 2000 and 1999, respectively, as a result of amendments to the terms of certain of the Company’s Senior Convertible Notes issued in May 1998 and March 1999. These amendments increased the interest rate of certain of the notes issued in May 1998 from 2% to 6% and reduced the conversion prices of these notes and the exercise prices of warrants issued in conjunction with these notes. In March 1999, the conversion price of certain of the notes issued in May 1998 was reduced from $1.50 to $1.125 per share, and the exercise price of the related warrants was reduced from $3.75 to $1.4625 per share. In November 1999, the conversion price of certain of the notes issued in both May 1998 and March 1999 and the exercise price of the related warrants were reduced from $1.125 to $0.25 per share and from $1.4625 to $0.25 per share, respectively. In addition, the exercise price of certain of the Company’s G Warrants was reduced from $10.0625 to $0.25 per share. See Note 8 to the Company’s financial statements.

Years Ended December 31, 1999 and 1998

      The Company’s net sales decreased $835,000, or 25.7%, from $3,243,000 in 1998 to $2,409,000 in 1999, as a result of lower unit volume and reduced selling prices of the Company’s radio frequency (“RF”) front-end products. Net sales in the fourth quarter of 1999 were $453,000, as compared to $1,504,000 for the fourth quarter of 1998. This decline was a result of lower unit volume in 1999 compared to 1998, when there was a large-scale deployment of the Company’s products by one of the largest cellular operators in the U.S. This large-scale deployment did not reoccur in 1999.

      Cost of products sold decreased to $5,923,000 from $7,047,000, a reduction of $1,124,000 or 16.0%. The cost of products sold for 1999 and 1998 consisted of direct material, labor and overhead costs associated with the products that were shipped during the period, plus approximately $649,000 and $375,000, respectively, of costs, which consisted primarily of allocated overhead costs, incurred to produce units in ending finished goods inventory that exceed net realizable value. Due to low utilization levels and excess capacity in the Company’s manufacturing facility, cost of products sold exceeded net sales for 1999 and 1998.

      The Company’s internally funded research and development expenses decreased to $1,757,000 from $2,935,000, a reduction of $1,178,000 or 40.1%. These costs were lower due to the successful development of the Company’s core products, increased efficiency in the Company’s development processes, personnel reductions, and the focusing of development efforts on products with a greater probability of commercial sales.

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

      Interest expense increased $2,387,000 from $10,248,000 in 1998 to $12,635,000 in 1999. This increase was primarily due to an increase of $2,507,000 in non-cash interest charges related to the Company’s Senior Convertible Notes. See Note 8 to the Company’s financial statements.

      An extraordinary charge of $745,000 was recorded in 1999 as a result of amendments to the terms of certain of the Company’s Senior Convertible Notes issued in May 1998 and March 1999. These amendments increased the interest rate of certain of the notes issued in May 1998 from 2% to 6% and reduced the conversion prices of these notes and the exercise prices of warrants issued in conjunction with these notes. In March 1999, the conversion price of certain of the notes issued in May 1998 was reduced from $1.50 to $1.125 per share, and the exercise price of the related warrants was reduced from $3.75 to $1.4625 per share. In November 1999, the conversion price of certain of the notes issued in both May 1998 and March 1999 and the exercise price of the related warrants were reduced from $1.125 to $0.25 per share and from $1.4625 to $0.25 per share, respectively. In addition, the exercise price of certain of the Company’s G Warrants was reduced from $10.0625 to $0.25 per share. See Note 8 to the Company’s financial statements.

Liquidity and Capital Resources

      At December 31, 2000, the Company’s cash and cash equivalents, including restricted certificates of deposit, were $2,454,000, an increase of $1,730,000 from the December 31, 1999 balance of $724,000.

      The continuing development of and expansion in sales of the Company’s RF filter product lines will require a commitment of substantial funds to undertake product line development and expansion of manufacturing capabilities and to market and sell its RF front-end products. The actual amount of the Company’s future funding requirements will depend on many factors, including: the amount and timing of future revenues, the level of product marketing and sales efforts to support the Company’s commercialization plans, the magnitude of its research and product development programs, the ability of the Company to improve product margins, the potential cost of additional plant and equipment for manufacturing and the costs involved in protecting the Company’s patents or other intellectual property.

      As of the date of this filing, the Company has cash resources available and other committed sources of capital to fund the activities of the Company beyond the next 12 months. The Company announced in February and March the settlement of certain on-going shareholder litigation, pursuant to which the Company would receive, subject to court approval, $20 million (less legal and certain other expenses). On February 23, 2001, the Company secured a short-term bridge loan from Elliott Associates, L.P. for up to $3.5 million to fund working capital needs. The loan matures in 120 days and bears a market rate of interest at 12%. The purpose of the short-term bridge loan was to fund working capital needs of the Company until such time that the funds from the above-described settlement have been received by the Company. The Company accessed the first $2 million of the loan during February, 2001, and the remaining $1.5 is available, at the Company’s option, during the first week in April, 2001. In addition, in March, 2001, the Company announced an agreement with Paul Revere Capital Fund for a $20 million committed equity line. Under this committed line, the company can, at its option, elect to sell to Paul Revere Capital Fund from time to time over the next two years up to $4.0 million per notice of the company’s common stock, subject to the conditions contained in the agreement.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

      The Company does not have any material market risk sensitive instruments.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Illinois Superconductor Corporation

      We have audited the accompanying consolidated balance sheet of Illinois Superconductor Corporation (a Delaware corporation) and subsidiaries, as of December 31, 2000, and the related consolidated statements of operations, shareholders’ equity (net capital deficiency), and cash flows for the year ended December 31, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
Illinois Superconductor Corporation

      We have audited the accompanying balance sheet of Illinois Superconductor Corporation as of December 31, 1999, and the related statements of operations, stockholders’ equity (net capital deficiency), and cash flows for each of the two years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      The accompanying financial statements have been prepared assuming that Illinois Superconductor Corporation will continue as a going concern. Illinois Superconductor Corporation has incurred ongoing operating losses and does not currently have financing commitments in place to meet expected cash requirements through 2000. These conditions raise substantial doubt about Illinois Superconductor Corporation’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Ernst & Young LLP

Chicago, Illinois
February 25, 2000

ILLINOIS SUPERCONDUCTOR CORPORATION

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,

	2000	1999

ASSETS

Current assets:

Cash and cash equivalents	$2,453,845	$723,711

Inventories	1,928,347	1,092,713

Accounts receivable, net of allowance for doubtful accounts of $12,354 and $35,340 at December 31, 2000 and 1999, respectively	192,295	175,801

Prepaid expenses and other	536,541	428,475

Total current assets	5,111,028	2,420,700

Property and equipment:

Property and Equipment	8,769,962	8,089,169

Less: Accumulated depreciation	6,193,019	5,433,808

	2,576,943	2,655,361

Restricted certificates of deposit	203,178	291,575

Intangible assets, net	15,710,024	592,823

Other assets, net	148,900	78,700

Total assets	$23,750,073	$6,039,159

	DECEMBER 31,

	2000	1999

LIABILITIES AND STOCKHOLDERS’ EQUITY (NET CAPITAL DEFICIENCY)
Current liabilities:

Accounts payable	$599,553	$990,913

Accrued liabilities	1,406,802	589,043

Current portion of other long-term debt	8,500	9,020

Total current liabilities	2,014,855	1,588,976

Senior convertible notes, net of discount	—	13,002,068

Accrued interest on senior convertible notes	—	638,743

Other long-term debt, less current portion	198	10,074

Deferred occupancy costs	90,809	91,010

Stockholders’ equity (net capital deficiency):

Preferred Stock; 300,000 and 100,000 shares authorized; No shares issued and outstanding at December 31, 2000 and 1999, respectively	—	—

Common stock ($.001 par value); 250,000,000 and 60,000,000 shares authorized and 107,719,307 and 15,753,001 shares issued and outstanding at December 31, 2000 and 1999, respectively	107,719	15,753

Additional paid-in capital (net of unearned comp.)	123,209,087	74,249,643

Notes receivable from stockholders	—	(680,696)

Accumulated deficit	(101,672,595)	(82,876,412)

Total stockholders’ equity (net capital deficiency)	21,644,211	(9,291,712)

Total liabilities and stockholders’ equity (net capital deficiency)	$23,750,073	$6,039,159

See the accompanying Notes which are an integral part
of the financial statements.

ILLINOIS SUPERCONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31,

	2000	1999	1998

Net sales	$495,885	$2,408,604	$3,242,930

Costs and expenses:

Cost of sales	2,672,578	5,923,173	7,047,347

Research and development	3,187,768	1,757,214	2,934,784

Selling and marketing	1,239,959	1,581,545	1,847,680

General and administrative	6,671,796	2,617,809	3,370,058

Total costs and expenses	13,772,101	11,879,741	15,199,869

Operating loss	(13,276,216)	(9,471,137)	(11,956,939)

Other income and (expense):

Interest income	174,919	98,194	354,738

Non-cash interest expense on Senior convertible notes (Note 7)	(5,631,581)	(12,608,355)	(10,101,401)

Other interest expense	(18,991)	(26,390)	(146,518)

Other income (expense), net	(16,017)	36,623	—

	(5,491,670)	(12,499,928)	(9,893,181)

Loss before extraordinary item	(18,767,886)	(21,971,065)	(21,850,120)

Extraordinary item - debt extinguishment	(28,297)	(745,197)	—

Net loss	(18,796,183)	(22,716,262)	(21,850,120)

Preferred Stock dividends	—	—	(61,834)

Net loss plus Preferred Stock dividends	$(18,796,183)	$(22,716,262)	$(21,911,954)

Basic and diluted loss per common share before extraordinary item	$(0.57)	$(1.71)	$(1.93)

Extraordinary item - debt extinguishment	—	(0.06)	—

Basic and diluted loss per common share	$(0.57)	$(1.77)	$(1.93)

Weighted average number of common shares outstanding	33,037,106	12,841,497	11,345,540

See the accompanying Notes which are an integral part of
the financial statements.

ILLINOIS SUPERCONDUCTOR CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (NET CAPITAL DEFICIENCY)

YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

	SERIES B CONVERTIBLE		SERIES C CONVERTIBLE		SERIES G CONVERTIBLE
	PREFERRED STOCK		PREFERRED STOCK		PREFERRED STOCK		COMMON STOCK

	NUMBER		NUMBER		NUMBER		NUMBER
	OF		OF		OF		OF
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT

Balance as of January 1, 1998	95	488,534	600	3,038,424	700	3,530,206	6,001,925	6,002

Additional offering costs related to issuance of preferred stock	—	—	—	—	—	—	—	—

Exercise of stock options; $. 18 -

$.23 per share	—	—	—	—	—	—	33,942	34

Payment of stockholder notes receivable	—	—	—	—	—	—	—	—

Preferred stock dividends	—	260	—	24,377	—	37,197	—	—

Conversion of preferred stock to common stock	(95)	(488,794)	(600)	(3,062,801)	(700)	(3,567,403)	6,521,178	6,521

Discount on issuance of senior convertible notes (Note 7)	—	—	—	—	—	—	—	—

Net loss	—	—	—	—	—	—	—	—

Balance as of December 31, 1998	—	—	—	—	—	—	12,557,045	12,557

Exercise of stock options; $.18 -

$.23 per share	—	—	—	—	—	—	17,250	17

Conversion of senior convertible notes to common stock	—	—	—	—	—	—	3,178,706	3,179

Discount on issuance of senior convertible notes (Note 7)	—	—	—	—	—	—	—	—

Additional discount on amendments to certain senior convertible notes (Note 7)	—	—	—	—	—	—	—	—

Net loss	—	—	—	—	—	—	—	—

Balance as of December 31, 1999	—	$—	—	$—	—	$—	15,753,001	$15,753

Exercise of stock options; $.48 -

$1.81 per share	—	—	—	—	—	—	362,812	$363

Conversion of senior convertible notes to common stock	—	—	—	—	—	—	75,894,430	$75,894

Conversion of warrants to common stock	—	—	—	—	—	—	7,950,356	$7,950

Conversion of senior convertible notes	—	—	—	—	—	—	—	—

Acquisition of Spectral Solutions, Inc.	—	—	—	—	—	—	3,440,526	$3,441

Acquisition of Adaptive Notch Filter Division of Lockheed Martin Canada	—	—	—	—	—	—	2,500,000	$2,500

Equity Issuance	—	—	—	—	—	—	1,818,182	$1,818

Litigation settlement	—	—	—	—	—	—	—	—

Dfd stock units granted, net of amort	—	—	—	—	—	—	—	—

Comp. expense for non-employee options	—	—	—	—	—	—

Net loss	—	—	—	—	—	—	—	—

Balance as of December 31, 2000	—	$—	—	$—	—	$—	107,719,307	$107,719

See the accompanying Notes which are an integral part of
the financial statements.

ILLINOIS SUPERCONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (NET CAPITAL DEFICIENCY)

YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

(CONTINUED)

		NOTES
	ADDITIONAL	RECEIVABLE
	PAID-IN	FROM	ACCUMULATED	UNEARNED
	CAPITAL	STOCKHOLDERS	DEFICIT	COMPENSATION	TOTAL

Balance as of December 31, 1997	41,991,941	(698,508)	(38,310,030)	—	10,046,569

Additional offering costs related to issuance of preferred stock	(143,400)	—	—	—	(143,400)

Exercise of stock options; $. 18 -

$.23 per share	7,387	—	—	—	7,421

Payment of stockholder notes receivable	—	17,812	—	—	17,812

Preferred stock dividends	(61,834)	—	—	—	—

Conversion of preferred stock to common stock	7,112,477	—	—	—	—

Discount on issuance of senior convertible notes (Note 7)	11,148,750	—	—	—	11,148,750

Net loss	—	—	(21,850,120)	—	(21,850,120)

Balance as of December 31, 1998	60,055,321	(680,696)	(60,160,150)	—	(772,968)

Exercise of stock options; $.18 -

$.23 per share	3,769	—	—	—	3,786

Conversion of senior convertible notes to common stock	849,554	—	—	—	852,733

Discount on issuance of senior convertible notes (Note 7)	1,904,000	—	—	—	1,904,000

Additional discount on amendments to certain senior convertible notes (Note 7)	11,436,999	—	—	—	11,436,999

Net loss	—	—	(22,716,262)	—	(22,716,262)

Balance as of December 31, 1999	$74,249,643	$(680,696)	$(82,876,412)	—	$(9,291,712)

Exercise of stock options; $.48 -

$1.81 per share	219,565	—	—	—	219,928

Conversion of senior convertible notes to common stock	19,110,980	—	—	—	19,186,874

Conversion of warrants to common stock	4,007,072	—	—	—	4,015,022

Conversion of senior convertible notes	4,000,000	—	—	—	4,000,000

Acquisition of Spectral Solutions, Inc.	14,324,800	—	—	(108,915)	14,219,326

Acquisition of ANF division of LMC	2,653,750	—	—	—	2,656,250

Equity Issuance	4,998,182	—	—	—	5,000,000

Litigation Settlement	(822,766)	680,696	—	—	(142,070)

Dfd Stock Units Granted, net of amort	1,925,000	—	—	(1,693,175)	231,825

Comp. Exp. for non-empee stock options	344,951	—	—	—	344,951

Net loss	—	—	(18,796,183)	—	(18,796,183)

Balance as of December 31, 2000	$125,011,177	—	$(101,672,595)	$(1,802,090)	$21,644,211

See the accompanying Notes which are an integral part
of the financial statements.

ILLINOIS SUPERCONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED DECEMBER 31,

	2000	1999	1998

OPERATING ACTIVITIES

Net loss	$(18,796,183)	$(22,716,262)	$(21,850,120)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	759,210	953,971	1,107,360

Amortization	744,493	28,434	14,881

Extraordinary item	28,297	745,197	—

Non-cash interest expense on senior convertible notes (Note 7)	5,631,673	12,608,355	10,101,401

Loss on available-for-sale securities	—	—	4,963

Gain on sale of property and equipment	—	(30,662)	—

Non-cash compensation charges	576,778	—	—

Write-off of capitalized patent costs	176,472	57,741	61,333

Changes in operating assets and liabilities:

Accounts receivable	(2,525)	1,318,617	(907,917)

Inventories	515,176	331,714	301,714

Prepaid expenses and other	(200,063)	(31,549)	86,864

Accounts payable	(761,670)	526,161	(252,673)

Accrued liabilities	456,910	(210,728)	341,459

Net cash used in operating activities	(10,871,432)	(6,419,011)	(10,990,735)

INVESTING ACTIVITIES

Sales of available-for-sale securities		—	495,350

(Increase) decrease in restricted certificates of deposit	88,397	45,772	42,653

Payments of patent costs	(164,295)	(63,119)	(112,607)

Proceeds from sale of property and equipment	—	58,006	—

Payment of Deferred Acquisition Costs	(343,560)	—	—

Acquisitions of property and equipment	(203,528)	(85,450)	(108,417)

Net cash (used in) provided by investing activities	(622,986)	(44,791)	316,979

FINANCING ACTIVITIES

Proceeds from issuance of preferred stock —net of offering costs	—	—	(143,400)

Proceeds from issuance of common stock —net of offering costs	5,000,000	—	—

Exercise of stock options	219,926	3,786	7,421

Exercise of warrants	4,015,022	—	—

Payments on stockholder notes receivable	—	—	17,812

Proceeds from issuance of senior convertible notes	4,000,000	5,300,000	10,350,000

Payment of deferred financing fees	—	(247,349)	(94,247)

Payments on other long-term debt	(10,396)	(21,519)	(78,121)

Net cash provided by financing activities	13,224,552	5,034,918	10,059,465

Increase/(Decrease) in cash and cash equivalents	1,730,134	(1,428,884)	(614,291)

Cash and cash equivalents at beginning of period	723,711	2,152,595	2,766,886

Cash and cash equivalents at end of period	$2,453,845	$723,711	$2,152,595

Supplemental cash flow information:

Cash paid for interest	$18,991	$26,390	$8,994

See the accompanying Notes which are an integral part
of the financial statements

ILLINOIS SUPERCONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

      Illinois Superconductor Corporation and its subsidiaries, Spectral Solutions, Inc., and Illinois Superconductor Canada Corporation, (the “Company”) use both patented and proprietary high-temperature superconducting materials technologies and proprietary ANF technologies to develop and manufacture radio frequency front-end products designed to enhance the quality, capacity, coverage and flexibility of cellular, PCS and other wireless telecommunications services. The Company has historically marketed its products to cellular, PCS and wireless telecommunications service providers located primarily in the United States and expects to begin to market its products to these same types of telecommunications service providers located in certain international markets.

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

Patents and Trademarks

      Patents and trademarks represent costs, primarily legal fees and expenses, incurred in order to prepare and file patent applications related to various aspects of the Company’s superconductor technology and to its current and proposed products. Patents and trademarks are recorded at cost and are amortized using the straight-line method over the shorter of their estimated useful lives or 17 years. The recoverability of the carrying values of patents and trademarks is evaluated on an ongoing basis. During 2000 and 1999, the Company wrote off $177,000 and $58,000, respectively, of patent-related costs. Total capitalized patent and trademark costs are $628,000 and $647,000 at December 31, 2000 and 1999, respectively. Capitalized patent costs related to pending patents are $194,000 and $218,000 at December 31, 2000 and 1999, respectively. Patents and trademarks are net of accumulated amortization of $88,000 and $54,000 at December 31, 2000 and 1999, respectively.

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

Revenue Recognition and Product Warranty

      Revenues from product sales are generally recognized at the time of shipment and are recorded net of estimated returns and allowances. The Company has, under certain conditions, granted customers the right to return product during a specified period of time after shipment. In these situations, the Company establishes a liability for estimated returns and allowances at the time of shipment. The Company has established a program which, in certain situations, allows customers or prospective customers to field test the Company’s products for a specified period of time. Revenues from field test arrangements are recognized upon customer acceptance of the products. The Company warrants its products against defects in materials and workmanship typically for an eighteen-month period from the date of shipment, except for superconducting materials contained in the products, which are warranted for ten years from the date of shipment, though these terms are negotiated on a case by case basis. A provision for estimated future costs related to warranty expenses is recorded when revenues are recognized. At December 31, 2000 and 1999, respectively, the Company has accrued $298,000 and $283,000 for warranty costs. Returns and allowances were not significant in any period reported.

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

Description of Certain Concentrations and Risks

      The Company operates in a highly competitive and rapidly changing industry. Product revenues are currently concentrated with a limited number of customers, and the supply of certain materials is concentrated among a few providers. The development and commercialization of new technologies by any competitor could adversely affect the Company’s results of operations.

Long Lived Assets

      The excess of cost over net assets acquired is amortized on a straight-line basis over 8 years (in the case of goodwill). The Company assesses long-lived assets for impairment under FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of”. In accordance with this Statement, the excess of cost over net assets acquired associated with assets acquired in a purchase business combination is included in impairment evaluations when events or circumstances exist that indicate the carrying amount of those asses may not be recoverable. If this review indicates that the carrying amount will not be recoverable as determined based on the estimated undiscounted cash flows over the remaining amortization period, the carrying amount of the excess of cost of net assets acquired will be reduced to the estimated fair value.

Reclassifications

      Certain amounts in the financial statements of prior years have been reclassified to conform to the 2000 presentation.

3. BUSINESS PLANS

The Company has incurred, and continues to incur, losses from operations. For the years ended December 31, 2000, 1999, and 1998, the Company incurred net losses of $18,796,183, $22,716,262, and $21,850,120, respectively. During 2000 and 1999, the Company implemented a strategy to reduce its losses from operations and cash used in operating activities. The Company’s strategy included a targeted reduction of the employee workforce, increasing the efficiency of the Company’s research and development processes, focusing development efforts on products with a greater probability of commercial sales, reducing professional fees and discretionary expenditures, and negotiating favorable payment arrangements with suppliers and service providers.

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

4. ACQUISITIONS

On August 8, 2000, the Company acquired Spectral Solutions, Inc. in exchange for 3,440,526 shares of its common stock. On December 20, 2000, the Company acquired the Adaptive Notch Filter (“ANF”) division of Lockheed Martin Canada, Inc. in exchange for 2,500,000 shares of its common stock. Both transactions were accounted for under the purchase method of accounting. In each case, goodwill was recorded and is to be amortized under the straight-line method over an 8 year period.

The Purchase Prices, plus direct costs of the acquisitions, were allocated as follow:

Inventory	$1,379,000

Property, Plant, and Equipment	477,000

Other Assets/Liabilities	(824,000)

Excess of Cost over Net Assets Acquired	$15,843,000

Total	$16,875,000

Pro Forma operating results for the years ended December 31, 2000 and 1999, as required under APB 16 (Accounting Principles Board Opinion number 16, regarding Business Combinations), are as follow:

	2000	1999

Revenue	$552,000	$3,073,000

Operating Loss	$(15,385,000)	$(12,074,000)

Net Loss	$(20,899,000)	$(25,531,000)

Net Loss per share	$(0.63)	$(1.99)

5. INVENTORIES

      Inventories consist of the following:

	DECEMBER 31,

	2000	1999

Raw materials	$1,266,803	$735,787

Work-in-process	397,274	—

Finished product	264,270	356,926

	$1,928,347	$1,092,713

      Cost of product sales for the years ending December 31, 2000 and 1999 includes approximately $864,000 and $649,000, respectively, of costs in excess of the net realizable value of inventory.

6. CAPITAL STOCK

      The Company has an authorized class of undesignated preferred stock consisting of 300,000 shares. Preferred stock may be issued in series from time to time with such designations, relative rights, priorities, preferences, qualifications, limitations and restrictions thereof, to the extent that such are not fixed in the Company’s certificate of incorporation, as the Board of Directors determines.

      On February 9, 1996, the Board of Directors adopted a shareholder rights plan (the “Rights Plan”). In conjunction with the adoption of the Rights Plan, the Company created one series of preferred stock, consisting of 10,000 shares of Series A Junior Participating Preferred Stock (“Series A Preferred”). Each share of Series A Preferred would entitle the holder to receive dividends equal to 1,000 times the dividends per share declared with respect to the Company’s common stock and, in the event of liquidation, such holders would receive a preference of 1,000 times the aggregate amount to be distributed per share to the holders of the Company’s common stock. Pursuant to the Rights Plan, a Series A Right is associated with, and trades with, each share of common stock outstanding.

      The record date for distribution of such Series A Rights was February 22, 1996, and for so long as the Series A Rights are associated with the common stock, each new share of common stock issued by the Company will include a Series A Right.

      Each Series A Right will entitle its holder to purchase one one-thousandth of a share of Series A Preferred for $200, subject to adjustment as defined in the Rights Plan. The Series A Rights are not exercisable until the earlier of (i) 10 days after any person or group becomes the beneficial owner of 15% or more of the Company’s outstanding common stock, or (ii) 10 business days (unless extended by the Board of Directors) after the commencement of a tender offer or exchange offer that would result in a person or group beneficially owning 15% or more of the Company’s outstanding common stock.

      If any person or group (“Acquiring Party”) acquires 15% or more of the Company’s outstanding common stock (“Shares Acquisition Date”), each holder of a Series A Right, except the Acquiring Party, has the right to receive upon exercise (i) shares of the Company’s common stock having a market value equal to two times the exercise price of the Series A Right, and (ii) one Series B Right (Series A Rights and Series B Rights are hereinafter collectively referred to as the “Rights”). The Board of Directors has the option, after the Shares Acquisition Date but before there has been a 50% acquisition of the Company, to exchange one share of common stock (or one one-thousandth of a share of preferred stock) and one Series B Right for each Series A Right (other than Series A Rights held by the Acquiring Party).

      If, after the Series A Rights become exercisable, the Company is involved in a merger or other business combination, or if the Company sells or transfers more than 50% of its assets or earning power, or if an acquiring party engages in certain “self-dealing” transactions with the Company, as defined in the Rights Plan, each Right then outstanding (other than Rights held by the Acquiring Party) will be exercisable for common stock of the other party to such transaction having a market value of two times the exercise price of the Right. The Company has the right to redeem each Series A Right for $0.01 prior to the Shares Acquisition Date. The Series B Rights, once issued, are not redeemable. The Rights expire on February 9, 2006.

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

      On June 6, 1997, the Company issued 600 shares of Series B Convertible Preferred Stock (“Series B Stock”) for $5,000 per share, or $3,000,000. In connection with the sale, the Company issued warrants to purchase 62,500 shares of common stock at $14.8125 per share expiring on June 6, 2001. On each of August 29, 1997 and October 29, 1997, the Company issued 300 shares of Series C Convertible Preferred Stock (“Series C Stock”) for $5,000 per share, or $3,000,000 in aggregate. In addition, on October 29, 1997, the Company issued 700 shares of Series G Convertible Preferred Stock (“Series G Stock”) for $5,000 per share, or $3,500,000. In connection with the sale of Series G Stock, the Company issued warrants to purchase an aggregate of 34,782 shares of common stock at an original exercise price of $10.0625 per share, expiring on October 29, 2001. On November 5, 1999, in conjunction with certain amendments to the Company’s senior convertible notes (Note 7), these outstanding warrants were amended to reduce the exercise price to $0.25 per share. Total proceeds for the above issuances, net of related expenses, was $9,020,028. None of the Preferred Stock has voting rights. The Series B Stock was convertible into common stock at a conversion price equal to the lessor of (a) $11.85, or (b) 101% of the average of the lowest per share market value for the five consecutive trading days during the 60 trading days immediately preceding the date of the conversion. The Series C Stock and Series G Stock was convertible into common stock at a conversion price equal to the lessor of (a) $8.05 or (b) 101% of the average of the lowest per share market value for the five consecutive trading days during the 60 trading days immediately proceeding the date of conversion. The conversion ratio was subject to adjustment. Dividends on the Series B, Series C and Series G Convertible Preferred Stock were payable at the rate of 5% per annum, and were payable in cash or shares of common stock, at the option of the Company.

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

5,762,000

7. STOCK OPTIONS AND WARRANTS

      On August 19, 1993, the Board of Directors adopted the 1993 Stock Option Plan (the “Plan”) for employees, consultants, and directors who are not also employees of the Company (outside directors). The maximum number of shares issuable under the Plan, as amended in 2000, is 5,704,957 (5,666,000 options shown above plus those reserved for under the option program absorbed during the Spectral Solutions, Inc. acquisition). The Plan is administered by a committee (the “Committee”) consisting of two or more outside directors appointed by the board of directors of the Company.

      For employees and consultants, the Plan provides for granting of Incentive Stock Options (ISOs) and Nonstatutory Stock Options (NSOs). In the case of ISOs, the exercise price shall not be less than 100% (110% in certain cases) of the fair value of the Company’s common stock, as determined by the Committee, on the date of grant. In the case of NSOs, the exercise price shall not be less than 85% (110% in certain cases) of the fair value of the Company’s common stock, as determined by the Committee, on the date of grant. The term of options granted to employees and consultants will be for a period not to exceed 10 years (five years in certain cases). Options granted under the Plan generally vest over a four year period (one-fourth of options granted vest after one year from the grant date and the remaining options vest ratably each month thereafter). In addition, the Committee may authorize option grants with vesting provisions that are not based solely on employees’ rendering of additional service to the Company.

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

      The Company entered into stock option agreements with certain employees and a consultant prior to the adoption of the Plan. These stock options expire 10 years from the date of grant. Exercise prices were determined by the Board of Directors and represented estimated fair values of the Company’s common stock at the grant date.

      On May 10, 1999, the Board of Directors granted to each employee of the Company (other than the executive officers of the Company) (collectively, the “Non-Executive Employees”) the option to (i) reduce the exercise prices of up to a maximum of 15,000 of the unexercised stock options previously granted to such Non-Executive Employee under the Plan to $.5625 per share (the closing price of the Company’s Common Stock on May 10, 1999) and (ii) cause all of such stock options not otherwise scheduled to become fully vested on or before May 10, 2000 to become fully vested on such date. As a result thereof, an aggregate of 279,550 stock options previously granted under the Plan were amended as described in the preceding sentence. In addition, on May 10, 1999 the Board of Directors granted to the executive officers and certain Non-Executive Employees of the Company additional non-statutory stock options to purchase an aggregate of 343,575 shares of the Company’s Common Stock under the Plan. Such stock options become fully vested on the first anniversary of the date of grant, have exercise prices of $.5625 per share and expire 10 years from the date of grant.

      The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under Financial Accounting Standards Board No. 123, Accounting for Stock-Based Compensation (FASB 123) requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, since the exercise price of the Company’s employee stock option grants has equaled the market price of the underlying stock on the date of grant, generally no compensation expense is recognized. However, based on the recently adopted interpretation of APB 25, the Company must record non-cash charges to the extent the 279,550 modified options under this plan have an underlying share value in excess of $4.78 per share (the price on the July 1, 2000 adoption date of the interpretation).

      Pro forma information regarding net income and earnings per share is required under FASB 123, and has been determined as if the Company had accounted for its stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the years ended December 31, 2000, 1999 and 1998: risk-free interest rate of 5.1%, 6.0%, and 5.6%, respectively; a dividend yield of 0%; volatility factor of the expected market price of the Company’s common stock of 2.33, 1.68, and .96, respectively; and expected life of the options of 4.0 years.

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information is as follows:

	YEAR ENDED DECEMBER 31,

	2000	1999	1998

Pro forma net loss	$(18,796,183)	$(23,522,352)	$(22,863,252)

Pro forma basic and diluted loss per common share	$(0.57)	$(1.83)	$(2.02)

      The table below summarizes all option activity during the three year period ended December 31, 2000:

		EXERCISE
	OPTIONS	PRICE
	OUTSTANDING	PER SHARE

Outstanding at December 31, 1997	683,333	.18 - 26.50

Granted	780,900	1.03 - 2.00

Exercised	(33,942)	.18 - .23

Forfeited	(236,314)	.23 - 26.50

Outstanding at December 31, 1998	1,193,977	.18 - 26.50

Granted	1,935,125	.45 - 1.31

Exercised	(17,250)	.18 - .23

Forfeited	(1,197,005)	.48 - 26.50

Outstanding at December 31, 1999	1,914,847	$ .18 - 26.50

Granted	3,986,561	.00 - 6.60

Exercised	(362,812)	.48 - 1.81

Forfeited	(96,000)	.48 - 4.94

Outstanding at December 31, 2000	5,442,596	$ .00 - 26.50

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

      Following is additional information with respect to options outstanding at December 31, 2000:

	EXERCISE	EXERCISE	EXERCISE	EXERCISE	EXERCISE
	PRICE FROM	PRICE FROM	PRICE FROM	PRICE FROM	PRICE FROM
	$0.00 TO	$0.40 TO	$0.66 TO	$2.96 TO	$6.60 TO
	$0.30	$0.56	$2.00	$4.94	$26.50

OUTSTANDING AT DECEMBER 31, 2000:

Number of options	501,369	1,058,140	843,500	2,376,000	663,587

Weighted-average exercise price	$0.04	$0.49	$1.34	$3.74	$8.50

Weighted-average remaining contractual life in years	8.47	8.39	9.11	9.05	8.01

EXERCISABLE AT DECEMBER 31, 2000:

Number of options	38,344	1,057,432	241,270	65,385	163,587

Weighted-average exercise price	$0.29	$0.49	$1.27	$3.25	$14.27

      The total number of unvested options outstanding at December 31, 2000 was 3,876,578, all of which will vest based on employees’ continued service to the Company.

      On February 15, 2000, the Board of Directors of the Company granted to certain executive level employees (i) an aggregate of 440,000 Deferred Stock Units (DSUs) and (ii) an aggregate of 585,000 NSOs under the Plan. The NSOs have an exercise price of $4.1875 per share (the closing price of the Company’s common stock on February 15, 2000). The Deferred Stock Units represent the right to receive an equivalent number of restricted shares of the Company’s common stock. Both the Deferred Stock Units and the NSOs vest at the rate of 10%, 20%, 30% and 40% on the first, second, third and fourth anniversary, respectively, of the date of grant. For accounting purposes, the value of the DSU’s is amortized using the straight-line method over the four year period. The executive level employees have the right to defer receipt of the common stock subject to the Deferred Stock Units to a later date as elected by the employee. Both the NSOs and the DSUs are included in table above.

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

      On October 29, 1997, the Company issued warrants to purchase 34,782 shares of common stock in connection with the issuance of Series G Convertible Preferred Stock (Note 5). These warrants had an original exercise price of $10.0625 per share and expire on October 29, 2001. On November 5, 1999, in conjunction with certain amendments to the Company’s senior convertible notes (Note 7), these outstanding warrants were amended to reduce the exercise price to $0.25 per share. These warrants were exercised during 2000, leaving no warrants outstanding.

      On May 15, 1998, the Company issued warrants to purchase 4,140,000 shares of common stock in connection with the issuance of the Company’s senior convertible notes (Note 7). Of the original warrants issued, 3,800,000 of these warrants have an exercise price of $0.25 per share and 340,000 of these warrants had an exercise price of $3.75 per share. These warrants expire on May 15, 2001. These warrants were fully exercised, leaving none outstanding.

      On March 31, 1999, the Company issued warrants to purchase 1,320,000 shares of common stock in connection with the issuance of the Company’s senior convertible notes (Note 7). Of the original warrants issued, 1,200,000 of these warrants have an exercise price of $0.25 per share and 120,000 of these warrants had an exercise price of $1.4625 per share. These warrants expire on March 31, 2002. These warrants were fully exercised, leaving none outstanding.

      On November 5, 1999 and December 29, 1999, the Company issued warrants to purchase an aggregate total of 800,000 shares of common stock in connection with the issuance of the Company’s senior convertible notes (Note 7). These warrants had an exercise price of $0.25 per share and expire on November 5, 2004. These warrants were fully exercised, leaving none outstanding.

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

8. LONG-TERM DEBT

      On May 15, 1998, the Company issued and sold $10,350,000 in aggregate principal amount of senior convertible notes due May 15, 2002 (the “May 1998 Notes”) and issued warrants (the “May 1998 Warrants”) to purchase 4,140,000 shares of the Company’s common stock. The May 1998 Notes (based upon the terms at their time of issue) bear interest at 2% per annum, payable in cash or shares of Common Stock, at the Company’s option (unless the Company does not meet certain requirements commencing November 5, 2001, in which case interest must be paid in cash). The May 1998 Notes mature on May 15, 2002 and (based upon the terms at their time of issue) are convertible (based on the principal amount, plus accrued and unpaid interest, if any) into shares of the Company’s common stock at a fixed conversion price of $1.50 per share. On and after May 15, 2000, the Company may redeem all or a portion of the May 1998 Notes at a redemption price equal to the principal amount plus accrued interest thereon, if any, under certain conditions. The May 1998 Warrants (based upon the terms at their time of issue) have an exercise price of $3.75 per share and expire on May 15, 2001.

      Since the May 1998 Notes were issued with a non-detachable conversion feature that was “in-the-money” at the date of issuance, a portion of the proceeds equal to the intrinsic value of the conversion feature (equal to $9,918,750, and calculated as the difference between the conversion price and the quoted market price of the Company’s common stock on the date of issuance, multiplied by the number of shares into which the May 1998 Notes are convertible) was allocated to additional paid-in capital, thus creating a discount to the debt. This discount was recognized as a charge to interest expense using the effective interest method over the period from the date of issuance to the date that the May 1998 Notes first became convertible (August 15, 1998 for up to one-half of the original principal amount and November 15, 1998 for the remaining principal amount). In addition, a portion of the proceeds equal to the fair value of the May 1998 Warrants issued in conjunction with the May 1998 Notes (equal to $1,230,000, and calculated using a Black-Scholes valuation model) was allocated to additional paid-in capital, thus creating an additional discount to the debt. This discount is being recognized as a charge to interest expense using the effective interest method over the four year term of the May 1998 Notes.

      On March 31, 1999, the Company issued and sold $3,300,000 in aggregate initial principal amount of senior convertible notes due May 15, 2002 (the “March 1999 Notes”) and issued warrants (the “March 1999 Warrants”) to purchase 1,320,000 shares of the Company’s common stock. The March 1999 Notes bear interest at 6% per annum, payable in kind or in cash, at the Company’s option (unless the Company fails to meet certain requirements commencing November 5, 2001, in which case interest must be paid in cash). Holders of the March 1999 Notes may convert the principal amount, plus accrued interest not paid in cash, if any, into shares of the Company’s common stock at a fixed conversion price of $1.125 per share (based upon the terms at their time of issue). On and after May 15, 2000, the Company may redeem all or a portion of the March 1999 Notes at a redemption price equal to the principal amount plus accrued interest thereon, if any, under certain conditions. The March 1999 Warrants (based upon the terms at their time of issue) have an exercise price of $1.4625 per share and expire on March 31, 2002.

      Concurrently with the issuance of the March 1999 Notes, the Company amended certain terms of $5,500,000 in aggregate principal amount of the May 1998 Notes (the “Amended Notes”) and May 1998 Warrants exercisable for an aggregate of 2,200,000 shares of the Company’s common stock (the “Amended Warrants”) issued in connection therewith (the “March 1999 Amendments”). The Amended Notes, as so amended, bear interest at the rate of 6% per annum, payable in cash or shares of the Company’s common stock, at the Company’s option (unless the Company failed to meet certain requirements commencing November 5, 2001, in which case interest would have been paid in cash), and the fixed conversion price for the Amended Notes was reduced from $1.50 to $1.125 per share. The exercise price of the Amended Warrants was reduced from $3.75 to $1.4625 per share and the expiration date was extended from May 15, 2001 to March 31, 2002.

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

      On November 5, 1999, the Company issued and sold $1,000,000 in aggregate principal amount of senior convertible notes due January 2, 2001 (the “November 1999 Notes”) and issued warrants (the “November 1999 Warrants”) to purchase 400,000 shares of the Company’s common stock. The November 1999 Notes bear interest at 10% per annum, payable in kind or in cash, at the Company’s option (unless the Company does not meet certain requirements commencing November 5, 2001, in which case interest must be paid in cash). Holders of the November 1999 Notes may convert the principal amount, plus accrued interest not paid in cash, if any, into shares of the Company’s common stock at a fixed conversion price of $0.25 per share. The November 1999 Warrants have an exercise price of $0.25 per share and expire on November 5, 2004. All notes were converted into equity before December 31, 2000.

      Concurrently with the issuance of the November 1999 Notes, the Company amended certain terms of $11,800,000 in aggregate principal amount of the March 1999 Notes, the Amended Notes and the May 1998 Notes (the “Further Amended Notes”) and certain terms of the March 1999 Warrants, the Amended Warrants and the May 1998 Warrants previously exercisable for an aggregate of 4,800,000 shares of the Company’s common stock (the “Further Amended Warrants”) issued in connection therewith (“the “November 1999 Amendments”). The Further Amended Notes were amended to reduce their fixed conversion price to $0.25 per share and to provide that interest on the Further Amended Notes can be paid in cash or shares of the Company’s common stock, at the Company’s option until November 5, 2000, after which interest must be paid in cash if the Company fails to meet certain requirements. The exercise price of the Further Amended Warrants was reduced to $0.25 per share. All notes were converted into equity before December 31, 2000.

      Since the November 1999 Notes were issued with a non-detachable conversion feature that was “in-the-money” at the date of issuance, a portion of the proceeds equal to the intrinsic value of the conversion feature (calculated as the difference between the conversion price ($0.25 per share) and the quoted market price of the Company’s common stock on the date of issuance ($0.46875 per share) multiplied by the number of shares into which the November 1999 Notes are convertible (4,000,000 shares)) must be allocated to additional paid-in capital, thus creating a discount to the debt. This discount, which was limited to $844,000 because the intrinsic value of the beneficial conversion feature cannot exceed the amount allocated to the convertible instrument, was recognized as a charge to interest expense during the fourth quarter of 1999 since the November 1999 Notes are immediately convertible into common stock. In addition, a portion of the proceeds of the November 1999 Notes equal to the fair value of the November 1999 Warrants issued in conjunction with the November 1999 Notes (equal to $156,000 and calculated using a Black-Scholes valuation model) was allocated to additional paid-in capital, thus creating an additional discount to the debt. This additional discount was to be recognized as a charge to interest expense using the effective interest method over the fourteen month term of the November 1999 Notes. All notes were converted into equity before December 31, 2000.

      Since the Further Amended Notes were amended to reduce the non-detachable conversion feature so that they were “in-the-money” on November 5, 1999, a portion of the principal amount equal to the intrinsic value of the conversion feature (calculated as the difference between the amended conversion price ($0.25 per share) and the quoted market price of the Company’s common stock on the amendment date ($0.46875) multiplied by the number of shares into which the Further Amended Notes are convertible (47,200,000)) must be allocated to additional paid-in capital, thus creating a discount to the debt. This discount, which was limited to $10,264,000 because the intrinsic value of the beneficial conversion feature cannot exceed the amount allocated to the convertible instrument, was recognized as a charge to interest expense during the fourth quarter of 1999 since the Further Amended Notes are immediately convertible into common stock. In addition, the increase in fair value of the Further Amended Warrants as a result of the decrease in exercise price (equal to $1,132,000 and calculated using a Black-Scholes valuation model) was allocated to additional paid-in capital, thus creating an additional discount on the Further Amended Notes. This additional discount was to be recognized as a charge to interest expense using the effective interest method over the remaining term of the Further Amended Notes. All notes were converted into equity before December 31, 2000.

      The March 1999 Amendments and the November 1999 Amendments were accounted for and reported in the same manner as a debt extinguishment. This resulted in a $745,197 charge, which is shown as an extraordinary item in the Company’s Statements of Operations for the year ended December 31, 1999.

      On December 29, 1999, the Company issued and sold $1,000,000 in aggregate principal amount of senior convertible notes due January 2, 2001 (the “December 1999 Notes”) and issued warrants (the “December 1999 Warrants”) to purchase 400,000 shares of the Company’s common stock. The December 1999 Notes bear interest at 10% per annum, payable in kind or in cash, at the Company’s option (unless the Company does not meet certain requirements commencing November 5, 2001, in which case interest must be paid in cash). Holders of the December 1999 Notes may convert the principal amount, plus accrued interest not paid in cash, if any, into shares of the Company’s common stock at a fixed conversion price of $0.25 per share. The December 1999 Warrants had an exercise price of $0.25 per share and expire on November 5, 2004. All notes were converted into equity before December 31, 2000.

      Since the December 1999 Notes were issued with a non-detachable conversion feature that was “in-the-money” at the date of issuance, a portion of the proceeds equal to the intrinsic value of the conversion feature (equal to $500,000, and calculated as the difference between the conversion price ($0.25 per share) and the quoted market price of the Company’s common stock on the date of issuance ($0.375 per share) multiplied by the number of shares into which the December 1999 Notes are convertible (4,000,000 shares)) was allocated to additional paid-in capital, thus creating a discount to the debt. This discount was recognized as a charge to interest expense since the notes are immediately convertible into common stock. In addition, a portion of the proceeds of the December 1999 Notes equal to the fair value of the December 1999 Warrants issued in conjunction with the December 1999 Notes (equal to $104,000 and calculated using a Black-Scholes valuation model) was allocated to additional paid-in capital, thus creating an additional discount to the debt. This additional discount was recognized as a charge to interest expense using the effective interest method over the twelve month term of the December 1999 Notes. All notes were converted into equity before December 31, 2000.

      During 2000, all of the outstanding senior convertible notes were converted into 75,894,430 shares of common stock. This action removed all debt from the Company’s books.

      The Company recognized $5,631,581, $12,608,355, and $10,101,401 of non-cash interest charges during 2000, 1999, and 1998, respectively as a result of amortizing the debt discount and the deferred financing fees related to the Company’s senior convertible notes.

9. INCOME TAXES

      The Company has net operating loss and research and development credit carryforwards for tax purposes of approximately $60,584,000 and $1,075,000, respectively, at December 31, 1999. The net operating loss carryforwards expire in the following years:

YEAR	AMOUNT

2005	$7,000

2006	638,000

2007	974,000

2008	1,658,000

2009	3,973,000

2010	8,199,000

2011	11,953,000

2012	11,922,000

2018	11,146,000

2019	10,726,000

2020	15,105,000

$75,689,000

      Significant components of the Company’s deferred tax assets and liabilities are as follows:

	DECEMBER 31,

	2000	1999

Deferred tax assets:

Net operating loss carryforward	$28,754,000	$23,023,000

Research and development tax credit carryforwards	1,153,000	1,075,000

Deferred compensation	3,000	3,000

Accrued liabilities	277,000	130,000

Accounts receivable	—	13,000

Inventories	234,000	324,000

Property, Equipment, and Goodwill	217,000	—

Total deferred tax assets	30,638,000	24,568,000

Deferred tax liabilities:

Patent costs	(205,000)	(225,000)

Property and equipment	—	(29,000)

	(205,000)	(254,000)

Net deferred tax assets	30,433,000	24,314,000

Valuation allowance	(30,433,000)	(24,314,000)

Net deferred tax assets	$—	$—

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

      Future minimum payments under the operating lease consist of the following at December 31, 2000:

YEAR	AMOUNT

2001	$639,000

2002	615,000

2003	470,000

2004	288,000

2005	—

Thereafter	—

$2,012,000

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

12. LITIGATION

Siegler Litigation

      On June 5, 1996, Craig M. Siegler filed a complaint against the Company in the Circuit Court of Cook County, Illinois, County Department, Chancery Division. The complaint alleged that, in connection with the Company’s private placement of securities in November 1995, the Company breached and repudiated an oral contract with Mr. Siegler for the issuance and sale by the Company to Mr. Siegler of 370,370.37 shares of the Common Stock, plus warrants (immediately exercisable at $12.96 per share) to purchase an additional 370,370.37 shares of the Common Stock, for a total price of $4,000,000. The remedy sought by Mr. Siegler was a sale to him of such securities on the terms of the November 1995 private placement. On August 16, 1996, the Company’s motion to dismiss Mr. Siegler’s complaint was granted with leave to amend. On September 19, 1996, Mr. Siegler’s motion for reconsideration was denied.

      On October 10, 1996, Mr. Siegler filed his First Amended Verified Complaint and Jury Demand, seeking a jury trial and money damages equal to the difference between $8,800,000 (370,370.37 shares at $10.80 per share and 370,370.37 shares at $12.96 per share) and 740,740.74 multiplied by the highest price at which the Common Stock traded on The Nasdaq Stock Market between November 20, 1995 and the date of judgment. Mr. Siegler also preserved his claim for specific performance for purposes of appeal. On November 1, 1996, the case was transferred to the Circuit Court of Cook County, Illinois, County Department, Law Division. The Company’s Answer was filed on November 21, 1996.

      The Company filed a motion for summary judgment against Mr. Siegler, which was on hold pending the deposition of an expert retained by Mr. Siegler in the case. The Company deposed this witness in March 2000. A hearing on the Company’s summary judgment motion was held in June 2000, and the motion was subsequently denied. The trial date has been set for August 7, 2001.

      The Company believes that the suit is without merit and intends to continue to defend itself vigorously in this litigation. The Company is also disputing Mr. Siegler’s method of calculating damages. However, if Mr. Siegler prevails in this litigation and is awarded damages in accordance with the formula described above, such judgment would have a material adverse effect on the Company’s operating results and financial condition.

Note Litigation

      On February 22, 2000, the Company reached a settlement agreement with the Borrowers (defined below), whereby the Company agreed to release the Borrowers’ obligations under the notes in return for the Borrowers’ surrender of 210,196 warrants to purchase common stock of the Company held by them and discharge of their counterclaims. As a result of this settlement, the Company recorded a charge of $822,776 to additional paid-in capital in the first quarter of 2000, reflecting the carrying amount of the notes of $680,696 and related accrued interest of $142,080, which approximated the fair value of the warrants surrendered. The following is a historical summary of events that led to the settlement agreement just described:

      On July 10, 1997, the Company filed a complaint against Sheldon Drobny;

Howard L. “Buzz” Simons, joint tenant with Aric and Corey Simons; Aaron Fischer; Stewart Shiman; Sharon D. Gonsky, d/b/a SDG Associates; Gregg Rosenberg; Stacey Rosenberg; Merrill Weber & Co., Inc.; Drobny/Fischer Partnership, an Illinois general partnership; and Ruben Rosenberg (collectively, the “Borrowers”), and Paradigm Venture Investors, L.L.C. (the “Guarantor”) in the Circuit Court of Cook County, Illinois, County Department, Law Division. The complaint seeks to enforce the terms of loans made to the Borrowers by the Company and evidenced by promissory notes dated December 13, 1996, in the aggregate principal amount of $698,508 ($680,696 of which remains unpaid as of December 31, 1999) and the guarantee by the Guarantor of the Borrowers’ obligations under these promissory notes. The Borrowers’ notes were issued to the Company in connection with the Borrowers’ exercise of warrants to purchase shares of the Common Stock in December 1996.

      On September 30, 1997, the Borrowers and the Guarantor responded to the Company’s complaint. Concurrently, the Borrowers filed a counterclaim alleging that they exercised the warrants in reliance on the Company’s alleged fraudulent representations to certain Borrowers concerning a third-party’s future underwriting of a secondary public offering of the Company’s Common Stock.

Lipman Litigation

      The Illinois Appellate Court denied plaintiffs’ subsequent motion for a re-hearing on October 23, 2000 and plaintiffs did not seek review before the Illinois Supreme Court. Accordingly, this litigation has been concluded without any loss to the Company or its directors. The following is a historical summary of events that led to the dismissal of this litigation against the Company:

      In January 1998, Jerome H. Lipman, individually and on behalf of all others similarly situated, filed a complaint against the Company and eight of its former or current directors: Leonard A. Batterson, Michael J. Friduss, Peter S. Fuss, Edward W. Laves, Steven L. Lazarus, Tom L. Powers, Ora E. Smith and Paul G. Yovovich (collectively, the “Named Directors”) in the Circuit Court of Cook County, Illinois, County Department, Chancery Division. The complaint alleged that the Named Directors breached their duties of loyalty and due care to the putative class of stockholders by selecting financing for the Company in June 1997 which supposedly entrenched the Directors and reduced the Common Stock price. The complaint also alleged that the Named Directors breached their duty of disclosure by not informing the stockholders that the selected financing would erode the Common Stock price. Mr. Lipman’s complaint sought certification of a class consisting of all owners of the Common Stock during the period from June 6, 1997 through November 21, 1997, excluding the Named Directors and Sheldon Drobny. The complaint also sought an unspecified amount of compensatory and punitive damages, and attorneys’ fees.

      In February 1998, the Company and the Named Directors filed a motion to dismiss Mr. Lipman’s complaint, arguing in part that the plaintiff’s claims were barred by their failure to fulfill the legal prerequisites for suing the Named Directors. In June 1998, the court granted the Company’s and the Named Directors’ motion to dismiss the complaint. Thereafter Mr. Lipman filed an amended complaint against the Named Directors but excluding the Company itself as a defendant. The amended complaint alleged that the Named Directors breached their duties of loyalty and due care to the putative class of stockholders by selecting financing for the Company in June 1997 and thereafter drawing two tranches of the financing. The amended complaint sought certification of a class consisting of all owners of the Common Stock during the period from May 15, 1997 through December 31, 1997, excluding the Named Directors. Mr. Lipman’s amended complaint alleged that the stock owned by the putative class lost $61 million due to the financing the Named Directors selected, and sought an unspecified amount of compensatory and punitive damages. The Named Directors filed a motion to dismiss Mr. Lipman’s amended complaint which the court granted in December 1998, finding that Mr. Lipman still had failed to fulfill the prerequisites for maintaining a shareholder derivative action against the Named Directors. In January 1999, Mr. Lipman and two added former stockholders filed a second amended complaint against the Named Directors and again including the Company itself as a defendant. The second amended complaint alleged that the Named Directors breached their duties of loyalty and due care to the putative class and further alleged that the purported devaluation of the plaintiffs’ stock resulting from the June 1997 financing was an improper “assessment” on the plaintiffs’ shares for which they sought an unspecified amount of compensatory and punitive damages. The Company and the Named Directors filed a motion to dismiss the second amended complaint which the Court granted in April 1999, finding that (i) the plaintiffs could not assert their stock devaluation claims, except derivatively, and (ii) the plaintiffs still had failed to fulfill the prerequisites for maintaining a shareholder derivative action against the Named Directors. In May 1999, the plaintiffs filed a third amended complaint against the Company and the Named Directors. The third amended complaint reiterated the plaintiffs’ previous allegations that the Named Directors breached their duties of loyalty, due care and candor to the putative class, and again alleged the plaintiffs’ claims of an improper “assessment.” The third amended complaint also asserted two claims of purported common law fraud and a supposed violation of the Illinois Consumer Fraud Act based on allegations that the Company and the Named Directors had selectively disclosed “material, non-public confidential information” to the non-party financier in order to obtain the financing that the Company selected in June 1997, which allegedly reduced the Common Stock price. The plaintiffs sought an unspecified amount of compensatory and punitive damages, and attorneys’ fees. In June 1999, the Company and the Named Directors filed a motion to dismiss the third amended complaint, arguing in part that the plaintiffs still had failed to fulfill the prerequisites for asserting their stock devaluation claims as a shareholder derivative action, and that the plaintiffs’ claims of selective disclosure and fraud was barred on substantive and procedural grounds. In August 1999, the Court granted the Company’s and the Named Directors’ motion, and dismissed the suit with prejudice.

      Thereafter the plaintiffs filed a motion for reconsideration of the dismissal which the Court denied in September 1999. In October 1999, the plaintiffs filed their notice of appeal from the dismissal orders. All briefing on the appeal was completed in May 2000. The Illinois Appellate Court denied plaintiffs’ subsequent motion for rehearing on October 23, 2000 and plaintiffs did not seek review before the Illinois Supreme Court.

Laves Litigation

      On July 17, 2000 Edward W. Laves filed an action (the “Complaint”) in the Law Division of the Circuit Court of Cook County, Illinois, against the Company and three of its directors (George Calhoun, Samuel Perlman, and Mark Brodsky) charging the Company with constructive termination under and in breach of plaintiff’s employment agreement, and with violation of the Illinois Wage Payment and Collection Act. Plaintiff seeks damages “estimated to exceed $9.5 million.” The Company filed an appearance on behalf of all Defendants on October 3, 2000. On October 6, 2000, the Company filed on Defendants’ behalf a Motion to Dismiss the Complaint. On January 22, 2001, the court issued an order granting our Motion to Dismiss the claims against the Individual Defendants, but denied our Motion to Dismiss with respect to claims against the Company. On February 21, 2001, Plaintiff filed a Motion to reconsider the court’s dismissal of claims against the Individual Defendants. On March 13, 2001, we filed an Answer to the Complaint and a Memorandum in Opposition to this Motion to Reconsider. By order dated March 15, 2001, the court allowed Laves leave to file an amended Motion to Reconsider. A hearing is scheduled for May 16, 2001, to consider the amended Motion to Reconsider. Laves has submitted discovery requests in support of the Complaint. The Company believes the claims to be without merit and plans to vigorously defend itself in this action.

16(b) Litigation

      On February 22, 2001, the Company announced that a settlement of previously disclosed shareholder litigation has been reached, which, subject to court approval, will result in the Company receiving $15 million, less legal fees and certain other expenses. Two of the Company’s stockholders, Elliott Associates, L.P. and Elliott International, L.P. (formerly Westgate International, L.P.), have agreed to make this settlement payment in order to resolve claims asserted against them and certain present and former directors. The shareholder litigation remains outstanding against other third parties. A notice regarding the settlement has been mailed to all shareholders. The court hearing to consider the settlement is scheduled for March 30, 2001.

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

The following is an historical summary of events that led to the settlements announced above:

      On February 26, 1999, Mark Levy, derivatively on behalf of the Company, filed a complaint against Southbrook International Investments, Ltd. (“Southbrook”), Elliott Associates, L.P. (“Elliott”), and Elliott International, L.P. (“Elliott International”), and against the Company as a “nominal defendant.” The complaint filed in the United States District Court for the Southern District of New York, alleges that Southbrook, Elliott and Elliott International, while having beneficial ownership of more than 10% of the Company’s common stock, traded the Company’s common stock such that the Company is entitled to recover short swing profits under Section 16(b) of the Securities Exchange Act of 1934 in connection with purchases and sales of Company securities within six month periods. The complaint seeks to recover from Southbrook, Elliott and Elliott International their respective profits (in unspecified amounts) from those transactions. No relief is sought against the Company as a nominal defendant.

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

      An amended complaint dated September 2, 1999 was served on the Company. The amended complaint raises the same claims alleged in the original complaint. As a “nominal defendant” the Company, by agreement with the plaintiff, has not responded to the lawsuit, but has reserved its right to move to dismiss any amended pleading.

      Defendants moved to dismiss the amended complaint in February 2000. In response, the plaintiff cross-moved for leave to amend its complaint again. The proposed new pleading added Alexander Finance, LP as a defendant for the Section 16(b) claims, proposed to add two new theories pursuant to which defendants may be found liable under Section 16(b), and also proposed to add state law breach of fiduciary duty claims against current directors, at the time of filing, Howard Hoffman, Tom L. Powers, Mark D. Brodsky, George Calhoun and Samuel Perlman and former directors Edward W. Laves, Robert D. Mitchum and Terry S. Parker, based on the board of directors’ decision to issue convertible notes and warrants to the defendants convertible or exercisable for shares of common stock at $0.25 per share.

      Following a hearing on August 17, 2000, the court allowed plaintiff leave to file his new amended complaint. The court also denied without prejudice defendants’ motion to dismiss the initial 16(b) complaint (as amended). However, defendants may raise this motion again following resolution of a similar case by the Second Circuit Court of Appeals.

      On February 22, 2001, the Company announced that a settlement of previously disclosed shareholder litigation has been reached, which, subject to court approval, will result in the Company receiving $15 million, less legal fees and notice expenses. Two of the Company’s stockholders, Elliott Associates, L.P. and Elliott International, L.P. (formerly Westgate International, L.P.), have agreed to make this settlement payment in order to resolve claims asserted against them and certain present and former directors. The shareholder litigation remains outstanding against other third parties. A notice regarding the settlement has been mailed to all shareholders. The court hearing to consider the settlement is scheduled for March 30, 2001.

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

Short-Term Bridge Loan with Elliott Associates, L.P.

       On February 23, 2001, the Company secured a short-term bridge loan from Elliott Associates, L.P. for up to $3.5 million to fund the Company's working capital needs. The purpose of the short-term bridge loan was to fund the Company's working capital needs. The Company accessed the first $2 million of the loan at closing and accessed the balance of $1.5 million on April 2, 2001. Both loans, plus accrued interest thereon, were repaid in full on April 6, 2001, the date the first of the two settlement funds (as described above) was received.

Repricing of Employee Stock Options

      On February 5, 2001, the Company’s Board of Directors elected to reprice certain options granted to employees and directors during 2000. In total, 2,676,000 options with prices ranging from $2.9688 to $6.6094 were repriced to $1.9375, the closing price of the Company’s common stock on the repricing date. The Board elected to reprice the options to maintain employee morale and to more clearly align the management and employee goals with those of the shareholders. The resulting variable accounting may lead to substantial non-cash expense charges in the future. No other terms of the options were affected.

$20 Million Equity Commitment Line

      During March, 2001, the Company entered into an agreement with Paul Revere Capital Partners, Ltd., whereby Paul Revere Capital commits to acquire up to $20 million of the Company’s stock over the next 24 months upon demand by the Company, subject to the conditions contained in the agreement. Pursuant to this facility, the Company may, at its discretion, sell shares of its common stock to Paul Revere Capital Partners at a discount to the market price of 94% of the average weighted volume price over a 22 day period. Each draw down is limited to the lesser of $4 million or 20% of the trading volume over a specified period of time. The Company will also issue a warrant to Paul Revere Capital Partners to purchase a number of shares equal to 0.5% of the shares issued in each draw down. The Company has also agreed to pay its placement agent a fee equal to 4% of each draw down and issue a warrant to the placement agent to purchase a number of shares equal to 0.5% of the shares issued in each draw down.

Name Change

      The Company applied for the right to do business as “ISCO International” and intends to present a formal name change resolution to the shareholders at the next annual meeting.

14. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

      A summary of selected quarterly information for 2000 and 1999 is as follows:

	2000 Quarter Ended
	(in thousands of U.S. dollars except per share amounts)
	March 31	June 30	Sep. 30	Dec. 31

Net Sales	$172	$15	$22	$287

Gross Profit	(477)	(315)	(465)	(920)

Net Earnings before Extraordinary Item	(2,403)	(3,782)	(5,283)	(7,300)

Net Earnings	(2,431)	(3,782)	(5,283)	(7,300)

Earnings per Share excluding Extraordinary Item	$(0.10)	$(0.12)	$(0.16)	$(0.19)

Earnings per Share	$(0.10)	$(0.12)	$(0.16)	$(0.19)

	1999 Quarter Ended
	(in thousands of U.S. dollars except per share amounts)
	March 31	June 30	Sep. 30	Dec. 31

Net Sales	$512	$317	$1,127	$453

Gross Profit	(497)	(630)	(1,009)	(1,378)

Net Earnings before Extraordinary Item	(2,275)	(2,424)	(2,633)	(14,639)

Net Earnings	(2,348)	(2,424)	(2,633)	(15,311)

Earnings per Share excluding Extraordinary Item	$(0.18)	$(0.19)	$(0.21)	$(1.13)

Earnings per Share	$(0.18)	$(0.19)	$(0.21)	$(1.18)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      The Company filed a Form 8-K on December 18, 2000, reporting a change in the Company’s auditors.

PART III

Item 10. Directors and Executive Officers.

      The Company’s executive officers and directors as of April 27, 2001 are set forth below. The terms of Messrs. Hoffmann and Powers expire at the Annual Meeting of the Company’s stockholders on June 22, 2001 or at such later time as their successors have been duly elected and qualified.

			Served as
Name	Age	Position with the Company	Director Since

George M. Calhoun	48	Director, Chairman of the Board and Chief Executive Officer	1999

Tom L. Powers	64	Director	1996

Howard S. Hoffmann	47	Director	1998

Mark D. Brodsky	47	Director	1999

Daniel Spoor	45	Director	2000

Norbert Lou	27	Director	2001

Amr Abdelmonem	35	EVP and Chief Technology Officer	N/A

Charles F. Willes	46	Chief Financial Officer	N/A

Shawn P. Doyle	46	EVP, Commercial Development	N/A

Dennis M. Craig	41	Vice President/General Manager - Manufacturing	N/A

Michael Cromar	54	Vice President Louisville, CO Operations	N/A

      Dr. Calhoun has served as a director and as the Chief Executive Officer of the Company since November 1999 and as Chairman since November 2000. He has more than 20 years of experience in high-tech wireless systems development, beginning in 1980 as the co-founder of InterDigital Communications Corporation (Nasdaq: IDCC), where he participated in the development of the first commercial application of digital TDMA radio technology, and introduced the first wireless local loop system to the North American telecommunications industry. While at InterDigital, Dr. Calhoun held a number of executive positions, including Senior Vice-President of the North American business unit, Senior VP of technology & strategy, and President of IMM Technology, an intellectual property and licensing subsidiary. In 1992, Dr. Calhoun joined Geotek Communications to help lead its technology development program for a spread spectrum frequency hopping radio system for fleet applications. Dr. Calhoun was a Director and Vice-Chairman of Geotek (which filed for reorganization under Chapter 11 of the Federal Bankruptcy Code in 1998), and served as the Chairman of the company’s engineering joint venture in Israel, PowerSpectrum Technologies, Ltd. until 1998. In 1998, Dr. Calhoun founded Davinci Solutions, LLC, a consulting firm focused on wireless and Internet technology companies. Dr. Calhoun is also Chairman of ExpertCall LLC, an Internet start-up focused on B2B customer care applications. He is the author of two technical books on digital wireless technology, and of the forthcoming Third Generation Wireless Systems: Volume I, Post-Shannon Architectures. Dr. Calhoun holds a Ph.D. in Systems Science from the Wharton School at the University of Pennsylvania, as well as a B.A. from the same university.

      Mr. Powers has served as a director of the Company since October 1996. He is currently an adjunct professor of the Advanced Manufacturing Center at New Mexico State University (which he served as associate director until March 1999) in Las Cruces, New Mexico, as well as a consultant to a number of companies. From 1989 to 1991, Mr. Powers was President of the cellular systems business unit of AT&T Network Systems Group, now known as Lucent Technologies, Inc. Under his leadership, the business unit became the market leader in wireless infrastructure equipment in the United States, opened markets internationally and introduced the industry’s first digital cellular system. In 1983, he became Vice President of a joint venture between AT&T and Philips Telecommunications B.V. located in the Netherlands. He joined AT&T in 1958 as a member of the technical staff of Bell Laboratories and went on to management positions in consumer products, customer switching systems engineering and network planning. Mr. Powers holds a M.E.E. degree in Electrical Engineering for New York University and a B.S. degree in Electrical Engineering from the University of Arkansas. Mr. Powers is a member of the Compensation Committee and serves as its Chairman.

      Mr. Hoffmann has served as a director of the Company since July 1998. Mr. Hoffmann is currently a principal of Nightingale & Associates, LLC, a management consulting firm. Mr. Hoffmann has over 20 years of financial, operational and general management experience in a wide range of industries including computer hardware and software, consumer products, financial services, distribution and transportation. He joined Nightingale & Associates in 1990 after serving as interim Chief Financial Officer of two privately held businesses. Mr. Hoffmann began his career with Irving Trust Company as a commercial lending officer and later served as Vice President, Corporate Lending at Bank of America in the high technology group. More recently, he served as Chief Financial Officer of Applications Systems, Inc., an information technology firm operating in seven European countries, and as interim Chief Financial Officer and Chief Operating Officer of a $100 million consumer products company with international operations. Mr. Hoffmann is the Chairman of the Audit Committee and a member of the Compensation Committee.

      Mr. Brodsky has served as a director of the Company since November 1999 and was previously a director between June 1998 and March 1999. Since 1996 he has been a Portfolio Manager at Stonington Management Corporation (“Stonington”). In that capacity, Mr. Brodsky provides services for the benefit of Elliott Associates, L.P. (“Elliott Associates”) and Elliott International, L.P. (f/k/a Westgate International, L.P.)(“Elliott International”). Elliott Associates and Elliott International are institutional investment firms having combined capital of $1.3 billion, and are two of the three principal investors in the Company. Prior to joining Stonington, Mr. Brodsky served for two years as a vice president and partner at Dickstein Partners, L.P., another investment institution. Prior to Dickstein, he practiced law for 16 years, primarily at Kramer, Levin, Naftalis & Frankel in New York City, where he was a partner for several years. Mr. Brodsky holds a J.D. degree, cum laude, from Harvard Law School and an M.A. and B.A. in Political Science, summa cum laude, from the University of Pennsylvania.

      Mr. Spoor has served as a director of the Company since December 2000. Mr. Spoor was appointed President and Chief Executive Officer of Lockheed Martin Canada Inc. in December 1999. Lockheed Martin Canada is a highly diversified global enterprise principally engaged in the research, design, manufacture, and integration of advanced-technology products. Prior to becoming Lockheed Martin Canada’s President and CEO in 1999, Mr. Spoor was Vice President-Operations for the Lockheed Martin Electronics Sector and held executive positions at the Lockheed Martin Ocean, Radar & Sensor Systems business, Vice President-Traffic Management and Vice President-Manufacturing Operations. From 1989 to 1995, Mr. Spoor was Vice President with General Signal. Earlier, during his 12 years with General Electric, he held a variety of management positions. Mr. Spoor earned a B.S. degree in Mechanical Engineering from Clarkson University, and an M.B.A. from the University of South Carolina.

      Mr. Lou has served as a director of the Company since January 2001. Since 1998 he has been a Portfolio Analyst at Elliott Management Corporation (“Elliott”). In that capacity, Mr. Lou provides services for the benefit of Elliott Associates and Elliott International. Prior to joining Elliott, Mr. Lou was an Analyst in the Mergers and Acquisitions Group at Brown Brothers Harriman & Company. Mr. Lou holds a B.S. degree in Biological Engineering from Cornell University.

      Dr. Abdelmonem joined the Company in January 1995 as a Filter Engineer and was promoted to Director of Engineering in August 1998, to Vice President of Development Engineering in March 1999 and to Chief Technology Officer in December 1999. Before joining the Company, Dr. Abdelmonem was an engineer with Exxon Corporation in Egypt. Subsequently, he was affiliated with the University of Maryland in a number of research and teaching positions where much of his research focused on semi-

conductor laser and advanced filter design. Dr. Abdelmonem earned his B.S. and M.S. degrees in Electrical Engineering from Ain-Shams University in Cairo, Egypt, and his Ph.D. from the University of Maryland. Much of his research focused on semi-conductor laser design, superconducting technology and advanced filter design. Dr. Abdelmonem is a Senior Member of the IEEE and has published numerous documents for industry conferences and trade journals. He holds three patents and has four patent applications pending.

      Mr. Willes joined the Company in July 2000 and brings more than 20 years executive and corporate finance experience, including 10 years experience in the fields of high technology and wireless communication. Mr. Willes has extensive experience with start-up firms, focusing on their efforts to achieve initial profitability, and negotiating strategic partnerships, joint venture arrangements, and M&A transactions, with more than 60 such transactions completed. Before joining the Company, Mr. Willes served as President and CEO of Hallcrest, Inc., a leading manufacturer of thermochromic liquid crystals and microencapsulated products. He has held corporate development positions at Motorola, Inc. and AirTouch Communications, Inc. While in those positions, he led the efforts in completing nine major domestic and international telecommunication joint ventures. Throughout his corporate finance career, he has raised more than $1 billion in capital funding. Mr. Willes started his career as a CPA at KPMG Peat Marwick. Mr. Willes holds an M.B.A. in Finance/Accounting from the University of Illinois and a B.S. degree in Business from Eastern Illinois University. In addition, he has completed additional post-graduate work at both the University of Michigan and DePaul University.

      Mr. Doyle, formerly Executive Vice President Commercial Development for Spectral Solutions, Inc. (“SSI”), continues in that role with the Company. Mr. Doyle has served as Vice President of Sales of Triton Network Systems, a broadband wireless company. As Vice President, Sales for Wireless Networks at Northern Telecom, Inc. he led a sales team that secured over $1 billion in wireless customer contracts over three years. In his 19-year career with Nortel, Mr. Doyle served as Director of Sales for various departments, including MSL-100 Distributor Sales, Cellular Systems, the Motorola-Nortel Wireless Systems joint venture, and Wireless Networks. Mr. Doyle holds an M.B.A. from Vanderbilt University and a B.S. degree in Chemistry from St. John’s University.

      Mr. Craig joined the Company in December 1996 as Vice President, Engineering and Manufacturing. Before joining the Company, Mr. Craig was at Motorola, Inc., where he served as Manufacturing and Technical Operations Manager in the Component Products Division, where his responsibilities included the management of engineering, process engineering, manufacturing operations and development of new product platforms. Prior to joining Motorola, Mr. Craig spent four years at Northrop/Grumman Defense Systems Division, leading teams to develop numerous cost reduction and production process improvement programs. He holds a B.S. degree in Mechanical Engineering from the University of Illinois at Chicago and an M.B.A. degree from Lake Forest Graduate School of Management. He currently holds two patents.

      Dr. Cromar joined the Company as Vice President, Engineering and Development, a post he held at SSI. Dr. Cromar is principally responsible for the development and prototyping of the SupeRx, a tower-top HTS front-end receiver. Formerly head of Research and Development at SCT, Dr. Cromar managed numerous development projects for commercial customers and government sponsors. During his 16-year tenure with the National Institute of Standards and Technology (“NIST”), Boulder Laboratories, Dr. Cromar supervised and performed research and development in superconducting devices, materials, and fabrication. As the first Project Leader of the High Tc Superconducting Electronics Project at NIST, Dr. Cromar developed and led a team that achieved worldwide recognition for its research on high Tc Josephson junctions and microwave devices. He is the recipient of the Department of Commerce Gold and Silver medals for his work on superconducting devices. He received his Ph.D. in Physics from the University of Oregon and a B.S. degree in Physics and a B.A. degree in Psychology from Stanford

University.

      Legal Proceedings with Affiliates. In February, 1999, Mark Levy, derivatively on behalf of the Company, filed a complaint against Southbrook International Investments, Ltd. (“Southbrook”), Elliott Associates, Elliott International, Alexander Finance L.P. (“Alexander”) and against the Company as a “nominal defendant.” The complaint filed in the United States District Court for the Southern District of New York, alleges that Southbrook, Elliott Associates, Elliott International and Alexander, while having beneficial ownership of more than 10% of our Common Stock, traded the Common Stock such that the Company is entitled to recover short swing profits under Section 16(b) of the Securities Exchange Act of 1934 in connection with purchases and sales of Company securities within six month periods. The complaint sought to recover from Southbrook, Elliott Associates, Elliott International and Alexander their respective profits (in unspecified amounts) from those transactions. No relief is sought against the Company as a nominal defendant.

      Elliott Associates, Elliott International and Alexander are each currently holders of more than 10% of our Common Stock. Two of the current six directors of the Company, Mr. Brodsky and Mr. Lou, are employed by a company that provides management services to, and is under common control with, Elliott Associates and Elliott International. Mr. Brodsky was appointed in accordance with an agreement dated November 5, 1999 by and between Elliott Associates, Elliott International, an unaffiliated investor, and the Company.

      On February 22, 2001, the Company announced that a settlement of this litigation had been reached with Elliott Associates and Elliott International. On March 30, 2001, the settlement was approved by the court which resulted in the Company receiving $15 million, less legal fees and certain other expenses. The court granted $3 million in interim legal fees and pending further review by the court, set aside an additional $1.5 million in escrow for legal fees.

      On March 16, 2001, the Company announced that a settlement of this litigation had been reached with Alexander, which, subject to court approval, will result in the Company receiving $5 million, less legal fees and certain other expenses. A notice regarding the settlement has been mailed to all of the Company’s stockholders. The court hearing to consider the settlement is scheduled for April 27, 2001.

Section 16(a) Beneficial Ownership Reporting Compliance.

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers (as defined under Section 16(a) of the Securities Exchange Act), directors and persons who own greater than 10% of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely on a review of the forms the Company has received and on written representations from certain reporting persons that no such forms were required for them, the Company believes that during 2000, all of the Section 16(a) filing requirements applicable to its officers, directors and 10% beneficial owners were complied with by such persons.

Item 11. Executive Compensation.

      The following table provides information concerning the annual and long-term compensation for services in all capacities to the Company for the years ended December 31, 2000, 1999 and 1998 of (i) the Company’s Chief Executive Officer and (ii) all other executive officers whose salary and bonus for services rendered in all capacities to the Company for the fiscal year ended December 31, 2000 exceeded $100,000 (collectively, the “Named Executive Officers”).

Summary Compensation Table

		Annual Compensation		Long-Term Compensation Awards

				Restricted Stock		Securities
Name and Principal Position	Year	Salary	Bonus	Awards		Underlying Options

George M. Calhoun	2000	$163,288	—	—		500,000

Chief Executive Officer	1999	4,730	$10,000	—		100,000

	1998	—	—	—		—

Dennis M. Craig	2000	150,000	—	$502,440	(1)	205,000

Vice President/General Manager	1999	150,575	—	—		95,000

	1998	141,760	—	—		70,000

Amr Abdelmonem	2000	138,661	—	$502,440	(1)	280,000

Chief Technical Officer	1999	116,345	—	—		69,575

	1998	95,675	—	—		5,000

Charles F. Willes (2)	2000	66,346	—	—		300,000

Chief Financial Officer	1999	—	—	—		—

	1998	—	—	—		—

Cynthia Quigley (3)	2000	101,635	35,000	—		—

Former Chief Financial Officer	1999	69,325	12,000	—		30,000

	1998	—	—	—		—

(1)	Based on 120,000 shares granted to each of Mr. Craig and Dr. Abdelmonem and the closing price of the Common Stock ($4.187) on the date of grant, February 15, 2000. The value of these shares at December 30, 2000, based on a closing price of $1.406 on that date, was $168,720, respectively. The shares vest at the rate of 10%, 20%, 30% and 40% on the first, second, third and fourth anniversary, respectively, of the date of the grant. If any dividends are paid on the Common Stock, such dividends also will be paid on the restricted shares granted to each Named Executive Officer.

(2)	Mr. Willes commenced employment with the Company in July 2000.

(3)	Ms. Quigley discontinued her employment with the Company in July 2000.

Option Grants In 2000

      The following table contains information concerning the grant of stock options by the Company to the Named Executive Officers during 2000. There were no stock appreciation rights granted in 2000.

					Potential Realizable Value at
					Assumed Annual Rates of
	Number of	Percent of Total			Stock Price Appreciation for
	Securities	Options Granted to	Exercise	Expir-	Option Term (1)
	Underlying Options	Employees in	Price Per	ation
Name	Granted	Fiscal Year	Share	Date	5%	10%

George M. Calhoun	500,000	15.4	$6.6094	3/24/10	$2,078,657	$5,267,692

Dennis M. Craig	205,000	6.3	$4.1875	2/15/10	539,957	1,368,350

Amr Abdelmonem	180,000	8.6	$4.1875	2/15/10	474,109	1,201,478

	100,000		$1.3438	12/19/10	84,525	214,202

Charles F. Willes	200,000	9.3	$4.75	7/14/10	597,550	1,514,300

	100,000		$1.3438	12/19/10	84,525	214,202

Cynthia Quigley	—

(1)	Potential realizable value is presented net of the option exercise price but before any federal or state income taxes associated with exercise. The assumed stock price appreciation rates used to determine the potential realize value are prescribed by the Securities and Exchange Commission rules for illustrative purposes only and are not intended to forecast or predict future stock prices. Actual gains are dependent on the future performance of the Common Stock and the option holder’s continued employment throughout the vesting period.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

      The following table provides information concerning the Named Executive Officers’ unexercised options at December 31, 2000. None of the Named Executive Officers held or exercised any stock appreciation rights, during 2000.

	Shares		Number of Securities		Value of Unexercised
	Acquired	Value	Underlying Unexercised		In-The-Money
	On	Realized	Options at		Options at
Name	Exercise (#)	($)(1)	December 31, 2000		December 31, 2000

			Exercisable	Unexercisable	Exercisable	Unexercisable

George M. Calhoun	—	—	100,000	500,000	$95,310	—

Dennis M. Craig	—	—	171,042	343,958	80,151	$168,744

Amr Abdelmonem	15,250	$64,654	65,025	401,875	45,733	175,173

Charles F. Willes	—	—	—	300,000	—	—

Cynthia Quigley	—	—	30,000	—	25,311	—

(1)	The value per option is calculated by subtracting the exercise price from the closing price of the Common Stock on the OTC Bulletin Board on December 29, 2000 (the last business day of 2000) of $1.406.

Director Compensation.

      During 2000, the Company did not provide any cash compensation to its directors for their service on the board of directors. Each director of the Company who is not an employee of the Company (a “Non-Employee Director”) participates in the Illinois Superconductor Corporation 1993 Stock Option Plan (the “1993 Stock Option Plan”). The 1993 Stock Option Plan provides for the automatic grant of non-qualified stock options (“NQSOs”) to each Non-Employee Director who is re-elected or continues to serve as a director because his or her term has not expired in consideration of his or her service on the board of directors to purchase 10,000 shares of Common Stock at the reported closing price of the Common Stock on the date of each annual meeting of the stockholders of the Company, provided that no such automatic grant shall be made to a Non-Employee Director who is first elected to the board of directors at the first such meeting or was first elected to the board of directors within three months prior to such annual meeting. These stock options vest in three equal annual installments beginning on the first anniversary of the date of grant and expire ten years from the date of grant. Pursuant to the foregoing, Messrs. Perlmann, Powers, Brodsky and Hoffmann were each granted an option to purchase 10,000 shares of Common Stock on July 18, 2000 and Mr. Spoor was granted an option to purchase 10,000 shares of Common Stock in December 2000. In addition, each Non-Employee Director may also be granted additional stock options at the discretion of the board of directors; provided, however, that during any calendar year, stock options for no more than 500,000 shares of Common Stock may be granted to any individual Non-Employee Director. The terms of such discretionary stock option grants shall be determined by the board of directors.

      All Non-Employee Directors are reimbursed for their reasonable out-of-pocket expenses incurred in attending board and committee meetings.

Employment Agreements.

      Effective August 11, 1999, the Company entered into an employment agreement with Ms. Quigley and Tatum CFO Partners LLP. The agreement, which was terminated in July 2000, provided for a base salary of $175,000, plus a quarterly bonus of up to 33% of Ms. Quigley’s base salary. The Company entered into an employment agreement with Amr Abdelmonem dated as of January 1, 2001 to be Chief Technology Officer of the Company for a term of three years. Dr. Abdelmonem is paid an annual salary of $200,000 and is paid a severance of one year’s salary if (i) the Company terminates his employment without Cause (as defined in the agreement) or (ii) Dr. Abdelmonem terminates his employment for Good Reason (as defined in the agreement), which such severance is offset by any income received by Dr. Abdelmonem during the severance period. His severance is increased to two years salary in the case of a change in control (as defined in the agreement) of the Company and a termination as described previously. Dr. Abdelmonem’s agreement includes a provision for a bonus to be paid at the discretion of the board of directors and certain non-competition, non-solicitation, assignment of invention and confidentiality provisions.

Compensation Committee Interlocks and Insider Participation

      Tom L. Powers and Howard S. Hoffmann served as members of the Compensation Committee of the board of directors. Neither Mr. Powers nor Mr. Hoffmann currently serves as an officer of the Company. There are no compensation committee interlocks between the Company and any other entity involving the Company’s or such entity’s executive officers or board members.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

      The following table sets forth information regarding the beneficial ownership of Common Sock as of April 1, 2001, except as otherwise indicated in the relevant footnote, by (1) each person or group that the Company knows beneficially owns more than 5% of the Common Stock, (2) each of the Company’s directors, (3) each of the Named Executive Officers, and (4) all current executive officers and directors as a group. Unless otherwise indicated, the address of each person identified below is c/o the Company at its principal executive offices.

      The percentages of beneficial ownership shown below are based on 107,751,614 shares of Common Stock outstanding as of April 1, 2001. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes those securities over which a person may exercise voting or investment power. In addition, shares of Common Stock which a person has the right to acquire upon the exercise of stock options and/or warrants within 60 days of the date of this table are deemed outstanding for the purpose of computing the percentage ownership of that person, but are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated in the footnotes to this table or as affected by applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned.

	Number of Shares
	of Common Stock		Percent of
Beneficial Owner	Beneficially Owned		Class

5% Stockholders

Alexander Finance, L.P.	31,032,780	(1)	28.8%

Elliott Associates, L.P.	19,900,979	(2)	18.5%

Elliott International, L.P.	19,900,974	(2)	18.5%

Directors and Named Executive Officers

George M. Calhoun	360,000	(3)	*

Dennis M. Craig	216,542	(4)	*

Tom L. Powers	115,400	(5)	*

Howard S. Hoffmann	104,666	(6)	*

Amr Abdelmonem	95,025	(7)	*

Mark D. Brodsky	50,000	(8)	*

Cynthia Quigley	30,000	(6)	*

Daniel Spoor	10,000	(9)	*

Charles F. Willes	8,000		*

Norbert Lou	—	(8)	—

All directors and executive officers as a group (13 persons)	1,098,625	(10)	1.0%

*	Less than 1%.

(1)	The address for Alexander Finance, L.P. is 1560 Sherman Avenue Evanston, IL 60201.

(2)	As reflected in a Schedule 13D/A dated January 26, 2001. The address of Elliott Associates L.P. and Elliott International, L.P. is c/o Elliot International Capital Advisors, Inc. 712 Fifth Avenue New York, New York 10019.

(3)	Includes outstanding options to purchase 150,000 shares, which were exercisable as of April 1, 2001, or within 60 days from such date.

(4)	Includes 13,000 shares of Common Stock of which Mr. Craig shares investment and voting power and outstanding options to purchase 191,542 shares, which were exercisable as of April 1, 2001, or within 60 days from such date.

(5)	Includes outstanding options to purchase 113,000 shares, which were exercisable as of April 1, 2001, or within 60 days from such date.

(6)	Represents the total number of outstanding options to purchase shares, which were exercisable as of April 1, 2001, or within 60 days from such date.

(7)	Includes outstanding options to purchase 83,025 shares, which were exercisable as of April 1, 2001, or within 60 days from such date.

(8)	Messrs. Brodsky and Lou provide management services to Elliott Associates, L.P. and Elliott International, L.P., each of whom beneficially own 19,900,979 and 19,900,974, respectively. See note 2 above.

(9)	Does not include 2,500,000 shares of Common Stock held by Mr. Spoor’s employer, Lockheed Martin Canada Inc. Mr. Spoor does not having voting and or dispositive control over such shares held by Lockheed Martin Canada Inc. and Mr. Spoor disclaims beneficial ownership of such shares.

(10)	Includes outstanding options to purchase 735,790 shares, which were exercisable as of April 1, 2001, or within 60 days from such date.

Item 13. Certain Relationships and Related Transactions.

      On October 20, 2000, Elliott Associates, L.P. and Elliot International, L.P. purchased, for an aggregate price of $5 million, an aggregate of 1,818,182 shares of Common Stock. The price paid was 10% above the closing price of Common Stock on that date. In addition, the Company agreed to register these shares with the Securities and Exchange Commission for resale by Elliott Associates, L.P. and Elliot International, L.P. On such date, Messrs. Brodsky and Perlman were directors of the Company and affiliated with Elliott Associates, L.P. and Elliot International, L.P.

      On December 29, 2000, Alexander Finance L.P., Elliot Associates, L.P. and Elliott International, L.P., holders of our senior convertible notes, converted $14,354,778 in principal amount of their notes plus accrued interest into 63,283,309 shares of Common Stock.

      On February 23, 2001, the Company secured a short-term bridge loan from Elliott Associates, L.P. for up to $3.5 million to fund the Company’s working capital needs. The purpose of the short-term bridge loan was to fund the Company’s working capital needs. The Company accessed the first $2 million of the loan at closing and accessed the balance of $1.5 million on April 2, 2001. Both loans, plus accrued interest thereon, were repaid in full on April 6, 2001, the date the first of the two settlement funds (as described above) was received.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports.

      (a) The following documents are filed as part of this Form 10-K:

1. The following financial statements of the Company, with the report of independent auditors, are filed as part of this Form 10-K:

Reports of Independent Certified Public Accountants
Consolidated Balance Sheets as of December 31, 2000 and 1999
Consolidated Statements of Operations for the Years Ended December 31, 2000, 1999, and 1998
Consolidated Statements of Stockholders’ Equity (Net Capital Deficiency) for the Years Ended December 31, 2000, 1999, and 1998
Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999, and 1998
Notes to Consolidated Financial Statements

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

      3. On November 2, 2000, the Company filed with the SEC a Current Report on Form 8-K announcing that the Company had entered into an agreement to acquire Lockheed Martin Canada’s Adaptive Notch Filtering business unit.

      4. On December 18, 2000, the Company filed with the SEC a Current Report on Form 8-K reporting on the Company’s change in certifying accountants.

      5. On December 27, 2000, the Company filed with the SEC a Current Report on Form 8-K reporting on the acquisition of Lockheed Martin Canada Inc.’s Adaptive Notch Filtering business unit and the appointment of Daniel Spoor, President and CEO of Lockheed Martin Canada Inc., to the Company’s Board of Directors.

Signatures

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of April, 2001.

Illinois Superconductor Corporation

By: /s/ George M. Calhoun
George M. Calhoun
Chief Executive Officer (Principal
Executive Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 30th day of April, 2001.

Signature	Title

/s/ George M. Calhoun	Chief Executive Officer and

George M. Calhoun	Director (Principal Executive Officer)

/s/ Charles F. Willes	Chief Financial Officer (Principal

Charles F. Willes	and Accounting Officer)

/s/ Howard S. Hoffmann	Director

Howard S. Hoffmann

/s/ Thomas L. Powers	Director

Thomas L. Powers

/s/ Norbert Lou	Director

Norbert Lou

ILLINOIS SUPERCONDUCTOR CORPORATION

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

	Balance at
	beginning of			Balance at end
	Year	Additions	Deductions	of year

YEAR ENDED DECEMBER 31, 2000:

Deducted from asset accounts:

Valuation allowance on deferred tax assets	$24,314,000	$6,119,000	$0	$30,433,000

Allowance for doubtful accounts	$35,340	$0	$22,986	$12,354

Reserve of obsolete inventory	$853,724	$0	$238,493	$615,231

YEAR ENDED DECEMBER 31, 1999:

Deducted from asset accounts:

Valuation allowance on deferred tax assets	$20,138,000	$4,176,000	$0	$24,314,000

Allowance for doubtful accounts	$87,990	$0	$52,650	$35,340

Reserve of obsolete inventory	$587,000	$266,724	$0	$853,724

YEAR ENDED DECEMBER 31, 1998:

Deducted from asset accounts:

Valuation allowance on deferred tax assets	$15,825,000	$4,313,000	$0	$20,138,000

Allowance for doubtful accounts	$68,775	$19,215	$0	$87,990

Reserve for obsolete inventory	$0	$587,000	$0	$

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBITS

3.1	Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-3/A, filed with the Securities and Exchange Commission (“SEC”) on August 13, 1998, Registration No. 333-56601 (the “August 1998 S-3”).

3.2	By-Laws of the Company, incorporated by reference to Exhibit 3.2 to Amendment No. 3 to the Company’s Registration Statement on Form S-1, filed with the SEC on October 26, 1993, Registration No. 33-67756 (the “IPO Registration Statement”).

3.3	Certificate of Amendment of Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.3 to the IPO Registration Statement.

3.4	Certificate of Amendment of Certificate of Incorporation of the Company, incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3/A, filed with the SEC on July 1, 1999, Registration No. 333-77337.

3.5	Certificate of Amendment of Certificate of Incorporation of the Company filed July 18, 2000, incorporated by reference to the Company’s registration statement on Form S-8 filed August 7, 2000 (the August 2000 S-8”).

4.1	Specimen stock certificate representing Common Stock, incorporated by reference to Exhibit 4.1 to the IPO Registration Statement.

4.2	Form of Series B Warrants, incorporated by reference to Exhibit 4.2 to the IPO Registration Statement.

4.3	Form of Series C Warrants, incorporated by reference to Exhibit 4.3 to the IPO Registration Statement.

4.4	Form of Representative Warrant, incorporated by reference to Exhibit 4.4 to the IPO Registration Statement.

4.5	Rights Agreement dated as of February 9, 1996 between the Company and LaSalle National Trust, N.A., incorporated by reference to the Exhibit to the Company’s Registration Statement on Form 8-A, filed with the SEC on February 12, 1996.

4.6	Convertible Preferred Stock Purchase Agreement dated as of June 6, 1997, by and between the Company and Southbrook International Investments, Ltd., incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3, filed with the SEC on June 23, 1997, Registration No. 333-29797(the “June 1997 S-3”).

4.7	Registration Rights Agreement dated as of June 6, 1997, by and between the Company and Southbrook International Investments, Ltd., incorporated by reference to Exhibit 4.5 to the June 1997 S-3.

4.8	Warrant dated June 6, 1997 issued to Southbrook International Investments, Ltd., incorporated by reference to Exhibit 4.5 to the June 1997 S-3.

4.9	Certificate of Designation, Preferences and Rights relating to the Company’s Series C Convertible Preferred Stock, incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-3, filed with the SEC on September 22, 1997, Registration No. 333-36089.

4.10	Certificate of Designation, Preferences and Rights relating to the Company’s Series G Convertible Preferred Stock, incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-3, filed with the SEC on December 8, 1997, Registration No. 333-41731 (the “December 1997 S-3”).

4.11	Convertible Preferred Stock Purchase Agreement dated as of October 29, 1997, by and between the Company and Elliott Associates, L.P. and Westgate International, L.P., incorporated by reference to Exhibit 4.9 to the December 1997 S-3.

4.12	Registration Rights Agreement dated as of October 29, 1997, by and between the Company and Elliott Associates, L.P. and Westgate International, L.P., incorporated by reference to Exhibit 4.10 to the December 1997 S-3.

4.13	Agreement dated as of October 29, 1997, by and between the Company and Brown Simpson Strategic Growth Fund, L.P. and Southbrook International Investments, Ltd., incorporated by reference to Exhibit 4.11 to the December 1997 S-3.

4.14	Form of 2% Senior Convertible Note due May 15, 2002, incorporated by reference to Exhibit 4.2 to the August 1998 S-3.

4.15	Form of Warrant dated May 15, 1998, incorporated by reference to Exhibit 4.3 to the August 1998 S-3.

4.16	Securities Purchase Agreement dated as of May 15, 1998, by and between the Company and Elliott Associates, L.P., Westgate International, L.P., Alexander Finance, LP, State Farm Mutual Automobile Insurance Company, Spring Point Partners, L.P. and Spring Point Offshore Fund, incorporated by reference to Exhibit 4.5 to the August 1998 S-3.

4.17	Registration Rights Agreement dated as of May 15, 1998, by and between the Company and Elliott Associates, L.P., Westgate International, L.P., Alexander Finance, LP, State Farm Mutual Automobile Insurance Company, Spring Point Partners, L.P. and Spring Point Offshore Fund, incorporated by reference to Exhibit 4.6 to the August 1998 S-3.

4.18	Form of 6% Senior Convertible Note due May 15, 2002 incorporated by reference to Exhibit 4.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

4.19	Form of Warrant dated March 31, 1999 incorporated by reference to Exhibit 4.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

4.20	Securities Purchase Agreement dated as of March 31, 1999, by and between the Company and Elliott Associates, L.P., Westgate International, L.P., Alexander Finance, LP and State Farm Mutual Automobile Insurance Company, incorporated by reference to Exhibit 4.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

4.21	Registration Rights Agreement dated as of March 31, 1999, by and between the Company and Elliott Associates, L.P., Westgate International, L.P., Alexander Finance, LP and State Farm Mutual Automobile Insurance Company, incorporated by reference to Exhibit 4.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

4.22	Amendment to Securities Purchase Agreement dated as of March 31, 1999, by and between the Company and Elliott Associates, L.P., Westgate International, L.P., Alexander Finance, LP, State Farm Mutual Automobile Insurance Company, Spring Point Partners, L.P. and Spring Point Offshore Fund, incorporated by reference to Exhibit 4.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

4.23	The SSI Replacement Nonqualified Stock Option Plan, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, filed with the SEC on November 3, 2000, Registration No. 333-49268.*

4.24	Letter Agreement dated October 20, 2000 by and between the Company and Elliott Associates, L.P. and Westgate International, incorporated by reference to Exhibit B to the Schedule 13D filed with the SEC by Elliott Associates, L.P. on November 13, 2000.

10.1	1993 Amended and Restated Stock Option Plan, as amended, incorporated by reference to Exhibit 4.6 to the August 2000 S-8.

10.2	Form of Amended and Restated Director Indemnification Agreement, incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998.

10.3	Third Amended and Restated Registration Rights Agreement dated as of July 14, 1993, as amended, incorporated by reference to Exhibit 10.4 to the IPO Registration Statement.

10.4	Public Law Agreement dated February 2, 1990 between Illinois Department of Commerce and Community Affairs and the Company, incorporated by reference to Exhibit 10.5 to the IPO Registration Statement.

10.5	Public Law Agreement dated December 30, 1991 between Illinois Department of Commerce and Community Affairs and the Company, amended as of June 30, 1992, incorporated by reference to Exhibit 10.6 to the IPO Registration Statement.

10.6	Representative Warrant Agreement, incorporated by reference to Exhibit 10.7 to the IPO Registration Statement.

10.7	Subcontract and Cooperative Development Agreement dated as of June 1, 1993 between American Telephone and Telegraph Company and the Company, incorporated by reference to Exhibit 10.9 to the IPO Registration Statement.

10.8	Intellectual Property Agreement dated as of June 1, 1993 between American Telephone and Telegraph Company and the Company, incorporated by reference to Exhibit 10.10 to the IPO Registration Statement.

10.9	License Agreement dated January 31, 1990 between the Company and Northwestern University, incorporated by reference to Exhibit 10.13 to the IPO Registration Statement.

10.10	License Agreement dated February 2, 1990 between the Company and ARCH Development Corporation, incorporated by reference to Exhibit 10.14 to the IPO Registration Statement.

10.11	License Agreement dated August 9, 1991 between the Company and ARCH Development Corporation, incorporated by reference to Exhibit 10.15 to the IPO Registration Statement.

10.12	License Agreement dated October 11, 1991 between the Company and ARCH Development Corporation, incorporated by reference to Exhibit 10.16 to the IPO Registration Statement.

10.13	Public Law Agreement dated August 18, 1993 between Illinois Department of Commerce and Community Affairs and the Company, incorporated by reference to Exhibit 10.17 to the IPO Registration Statement.

10.14	Form of Officer Indemnification Agreement incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

10.15	Employment Agreement dated November 9, 1998 between the Company and Dennis Craig incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

10.16	Employment Agreement dated April 12, 1999 between the Company and Amr Abdelmonem, incorporated by reference to the Company’s Registration Statement on Form S-2A, filed with the SEC on July 9, 1999, Registration Number 333-77337.

10.17	Single-Tenant Industrial building Lease between Teachers’ Retirement System of the State of Illinois, landlord, and Illinois Superconductor Corporation, tenant, dated June 24, 1994, incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ending June 30, 1994.

10.18	Letter Agreement, dated November 5, 1999, by and among the Company and the Investors, incorporated by reference to Exhibit 10(a) to the Company’s Current Report on Form 8-K filed with the SEC on November 15, 1999.

10.19	Letter Agreement re Modification of Covenants, dated November 5, 1999, by and among the Company and the Investors, incorporated by reference to Exhibit 10(b) to the Company’s Current Report on Form 8-K filed with the SEC on November 15, 1999.

10.20	Security Agreement, dated November 5, 1999, by and among the Company and the Investors, incorporated by reference to Exhibit 10(c) to the Company’s Current Report on Form 8-K filed with the SEC on November 15, 1999.

10.21	Letter Agreement dated November 12, 1999, amending the Letter Agreement filed as Exhibit 10.18, incorporated by reference to Exhibit 4.26 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, filed with the SEC on May 12, 2000 (the “First Quarter 2000 10-Q”).

10.22	Securities Purchase Letter Agreement dated December 28, 1999, by and among the Company, Elliott Associates, Westgate and Alexander, incorporated by reference to Exhibit 4.27 to the First Quarter 2000 10-Q.

10.23	Securities Purchase Letter Agreement dated March 27, 2000, by and among the Company, Elliott Associates, Westgate and Alexander, incorporated by reference to Exhibit 4.28 to the First Quarter 2000 10-Q.

10.24	Agreement and Plan of Merger, dated May 17, 2000 among the Company, SSI Acquisition, Corp., Spectral Solutions, Inc., Russell Scott III, and Certain Other Stockholders of Spectral Solutions, Inc., incorporated by reference to Annex A to the Company’s definitive additional proxy materials filed June 9, 2000.

10.25	Escrow Agreement dated August 8, 2000 among the Company, Russell Scott, III, as stockholder representative, and American National Bank and Trust Company, as escrow agent, incorporated by reference to Exhibit 10.25 to the Company’s registration statement on Form S-2 filed September 7, 2000, Registration No. 333-45406 (the “September S-2”).

10.26	Employment Agreement dated August 2, 2000 between the Company and Richard Herring, incorporated by reference to Exhibit 10.26 to the September S-2.

10.27	Management Services Agreement, dated July 17, 2000, by and between the Company and CTR Ventures, K.K., incorporated by reference to Exhibit 10.27 to the September S-2.

10.28	Transaction Agreement, dated November 1, 2000, by and among the Company, Illinois Superconductor Canada Corporation and Lockheed Martin Canada, Inc., incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on January 4, 2001.

23.1	Consent of Grant Thornton LLP.

23.2	Consent of Ernst & Young LLP.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit on this Form 10-K.