Form 10-Q
period 2001-03-31
ILLINOIS SUPERCONDUCTOR CORPORATION
filed 2001-05-15
CIK 888693

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended March 31, 2001.

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     No

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 1, 2001

Common Stock, par value $0.001 per share Preferred Stock Purchase Rights	107,751,614

PART I	FINANCIAL INFORMATION	1

Item 1.	Financial Statements.	1

	Condensed Consolidated Balance Sheets as of March 31, 2001 (unaudited) and December 31, 2000

	Condensed Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2001 and 2000

	Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2001 and 2000

	Notes to the Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations	6

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	8

PART II	OTHER INFORMATION	8

Item 1.	Legal Proceedings.	8

Item 6.	Exhibits and Reports on Form 8-K	10

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ILLINOIS SUPERCONDUCTOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2001	2000

	(unaudited)
Assets:

Current Assets:

Cash and cash equivalents	$172,478	$2,453,845

Inventories	2,552,155	1,928,347

Accounts receivable, net	656,633	192,295

Prepaid expenses, settlement receivable, and other	11,075,792	536,541

Total current assets	14,457,058	5,111,028

Property and equipment:

Property and equipment	8,899,548	8,769,962

Less: accumulated depreciation	(6,411,346)	(6,193,019)

Net property and equipment	2,488,202	2,576,943
Restricted certificates of deposit	265,344	203,178

Intangible assets, net	15,306,336	15,710,024

Other assets, net	176,900	148,900

Total assets	$32,693,840	$23,750,073

Liabilities and Stockholders’ Equity:

Current liabilities:

Accounts payable	$1,330,837	$599,553

Accrued liabilities	1,641,264	1,406,802

Current debt	2,027,681	8,500

Total current liabilities	4,999,782	2,014,855

Other long-term debt, less current portion		198

Deferred occupancy costs	90,759	90,809

Stockholders’ equity:

Preferred stock; 300,000 shares authorized; No shares issued and outstanding at March 31, 2001 and December 31, 2000	—	—

Common stock ($.001 par value); 250,000,000 shares authorized; 107,751,614 and 107,719,307 shares issued and outstanding at March 31, 2001 and December 31, 2000, respectively	107,752	107,719

Additional paid-in capital (net of unearned compensation)	133,915,566	123,209,087

Accumulated deficit	(106,420,019)	(101,672,595)

Total stockholders’ equity	27,603,299	21,644,211

Total liabilities and stockholders’ equity	$32,693,840	$23,750,073

NOTE: The condensed consolidated balance sheet as of December 31, 2000 has been derived from the audited financial statements for that date, but does not include all of the information and accompanying notes required by generally accepted accounting principles for complete financial statements.

See the accompanying Notes which are an integral part of the Condensed Consolidated Financial Statements.

ILLINOIS SUPERCONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,

	2001	2000

Net sales	$511,969	$172,363

Costs and expenses:

Cost of sales	803,880	649,083

Research and development	1,716,682	306,328

Selling and marketing	823,009	184,525

General and administrative	1,408,962	1,065,230

Total costs and expenses	4,752,533	2,205,166

Operating loss	(4,240,564)	(2,032,803)

Other income (expense):

Interest income	19,248	24,380

Non-cash interest expense on Senior Convertible Notes	—	(400,881)

Interest expense	(24,102)	(1,583)

Goodwill amortization	(509,499)	—

Other income, net	7,493	7,957

	(506,860)	(370,127)

Loss before extraordinary item	(4,747,424)	(2,402,930)

Extraordinary item —debt extinguishment	—	(28,297)

Net loss	$(4,747,424)	$(2,431,227)

Basic and diluted loss per share	$(0.04)	$(0.10)

Weighted average number of common shares outstanding	107,742,274	24,325,932

See the accompanying Notes which are an integral part of the Condensed Consolidated Financial Statements.

ILLINOIS SUPERCONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,

	2001	2000

Operating Activities:

Net loss	$(4,747,424)	$(2,431,227)

Adjustments to reconcile net loss to net cash used in operating activities:

Extraordinary item —debt extinguishment	—	28,297

Depreciation and amortization	731,321	208,492

Non-cash interest expense on Senior Convertible Notes	—	400,881

Non-cash compensation expense	191,006	—

Changes in operating assets and liabilities	(161,986)	(258,554)

Net cash used in operating activities	(3,987,083)	(2,052,111)

Investing Activities:

(Increase)/Decrease in restricted certificates of deposit	(62,166)	32,509

Payment of patent costs	(108,512)	—

Acquisition of property and equipment	(130,380)	(9,466)

Net cash provided by (used in) investing activities	(301,058)	23,043

Financing Activities:

Proceeds from issuance of Senior Convertible Notes	—	4,000,000

Proceeds from short-term loan	2,000,000	—

Exercise of stock options	15,472	47,982

Exercise of warrants	—	2,756,327

Payments on other long-term debt	(8,698)	(2,284)

Net cash provided by financing activities	2,006,774	6,802,025

Increase/(Decrease) in cash and cash equivalents	(2,281,367)	4,772,957

Cash and cash equivalents at beginning of period	2,453,845	723,711

Cash and cash equivalents at end of period	$172,478	$5,496,668

Other non-cash transaction not listed above: Increase in Paid-In Capital and creation of settlement receivable for $10.5 million.

See the accompanying Notes which are an integral part of the Condensed Consolidated Financial Statements.

ILLINOIS SUPERCONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 —Basis of Presentation

      The condensed consolidated financial statements include the accounts of Illinois Superconductor Corporation and its wholly-owned subsidiaries, Spectral Solutions, Inc. and Illinois Superconductor Canada Corporation (collectively referred to as the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

      The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles in the United States ( “US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of results for the interim periods have been included. These financial statements and notes included herein should be read in conjunction with the Company’s audited financial statements and notes for the year ended December 31, 2000 included in the Company’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2001. For further information, refer to the financial statements, including the notes thereto, included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2000.

Note 2 —Net Loss Per Share

      The Company follows SFAS No. 128, “Earnings Per Share,” which requires a dual presentation of “basic” and “diluted” earnings per share on the face of the statements of operations. Basic and diluted net loss per share is computed based on the weighted average number of common shares outstanding. Common shares issuable upon the exercise of options and warrants and conversion of the Company’s senior convertible notes are not included in the per share calculations since the effect of their inclusion would be antidilutive.

Note 3 —Inventories

      Inventories consisted of the following:

	March 31,	December 31,
	2001	2000

Raw materials	$1,707,000	$1,267,000

Work in process	395,000	397,000

Finished product	450,000	264,000

	$2,552,000	$1,928,000

Note 4 —Short-Term Debt

      On February 23, 2001, the Company borrowed $2 million in the form of short-term debt from Elliott Associates, L.P., (“Elliott Associates”) an entity that, as of the date of this report, owns more than 10% of the Company’s outstanding common stock. The loan was designed to meet the Company’s operating needs until the receipt of settlement funds from the shareholder litigation with Elliott Associates and Elliott

International, L.P. (“Elliott International”). The loan bears a simple interest rate of 12% and a term of not more than 120 days. An arrangement was further made to provide the Company with the option of obtaining an additional $1.5 million loan from Elliott Associates.

      Relevant subsequent events include the drawdown of the additional $1.5 million at a 12% simple interest rate on April 3, 2001. The entire $3.5 million loan, and all related accrued interest, was repaid on April 6, 2001, upon receipt of the funds from the $15 million settlement described elsewhere in this report. Paid-In Capital was increased by $10.5 million as of March 31, 2001, along with the establishment of a corresponding settlement receivable.

Note 5 —Stock Options and Warrants

      On February 5, 2001, the Board of Directors of the Company authorized the re-pricing of certain “out of the money” stock options granted to employees of the Company during the calendar year of 2000 to the closing share price on such date, $1.9375 per share. A total of 2,676,000 options were affected. This re-pricing causes these options to be subject to variable accounting as described under Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25. Because the final stock price on March 30, 2001, was lower than the re-priced strike price ($1.5625 vs. $1.9375, respectively) no gain or loss was recognized during the period. Subject to an increase in shares available for option grant by the shareholders at the annual meeting on June 22, 2001, the Board granted 800,000 options, and recommended granting an additional 1,650,000 options, to certain executives of the Company.

      On February 15, 2000, the Board of Directors of the Company granted to certain executive level employees (i) an aggregate of 440,000 Deferred Stock Units (“DSUs”) and (ii) an aggregate of 585,000 non-qualified stock options under the Company’s 1993 Amended and Restated Stock Option Plan (the “Plan”). The DSU’s represent the right to receive an equivalent number of restricted shares of the Company’s common stock. The non-qualified stock options had an exercise price of $4.1875 per share (the closing price of the Company’s common stock on February 15, 2000). On March 24, 2000, the Board of Directors of the Company also granted to a certain executive level employee 500,000 non-qualified stock options under the Plan. The exercise price for these non-qualified stock options was $6.6094 (the closing price of the Company’s common stock on March 24, 2000). At the time they were established, both the DSU’s and non-qualified stock options were set to vest at the rate of 10% on the first anniversary of the date of the grant, with the balance vesting at a rate of 20%, 30%, and 40% at the second, third, and fourth anniversary dates, respectively. The executive level employees had the right to elect to defer receipt of the common stock subject to the DSU’s to a later date.

      The DSU’s and the non-qualified stock options were granted subject to approval by the Company’s stockholders of an amendment to the Company’s certificate of incorporation to increase the number of shares authorized from 60,000,000 shares to 250,000,000 shares as well as an amendment to the Plan to increase the number of shares under the Plan from 2,511,468 shares to 6,011,468 shares. On July 18, 2000, the Company’s stockholders’ approved the amendment to the Company’s certificate of incorporation and the amendment to the Plan. Amortization of relevant non-cash compensation expense is to occur during the vesting periods of the relative compensation provisions. In the third quarter of 2000, the Company began to recognize compensation expense for the DSU’s over the vesting period (4 years) based on their intrinsic value of $1,925,000, which was the number of DSU’s multiplied by the closing price of the Company’s common stock on July 18, 2000, the measurement date ($4.38 per share).

      On July 17, 2000, the Company granted an option to a non-Company advisor in connection with the establishment of a sales office in Japan to purchase 200,000 shares of common stock at $4.9375 per share, the price of the common stock on the date of the grant. According to the Black-Scholes valuation model, the value of the option was $4.53 per share. The option vested 25% immediately, with the balance vesting pro-rata over a three year period. $906,000 of non-cash compensation expense is to be amortized during the life of the options, with $387,000 expensed through the first quarter of 2001.

      On July 1, 2000, the Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25 (“FASB No. 44”), was adopted by the Company. FASB No. 44 requires that stock options that have been modified to reduce the exercise price be subject to variable accounting. The Company re-priced certain stock options granted to employees on May 10, 1999 and in accordance with US GAAP, had previously accounted for the re-priced stock options as fixed. As a result of adopting FASB No. 44, the Company is required to apply variable accounting to these options. If the market price of the Company’s common stock increases above the July 1, 2000 market price, the Company will have to recognize additional compensation expense equal to the increase in stock price multiplied by the number of re-priced options. No additional expense will be recognized if the stock does not exceed the July 1, 2000 value. However, the impact cannot be determined as it is dependent on the change in the market price of the stock from July 1, 2000 until the stock options are exercised, forfeited, or expire unexercised. Because the stock price on March 31, 2001 was below that of July 1, 2000, no expense has been recognized.

Note 6 —Subsequent Events

      On April 3, 2001, the Company borrowed an additional $1.5 million from Elliott Associates. On April 6, 2001, the Company received $15 million, less $4.5 million in legal fees, as settlement of the shareholder litigation with Elliott Associates and Elliott International. The Company repaid the outstanding short-term loan of $3.5 million, and all accrued interest thereon, on April 6, 2001. On April 27, 2001, the court approved a $5 million settlement with Alexander Finance L.P. for certain shareholder litigation, less $1.5 million in legal fees and expenses. See “Part II. Item 1. Legal Proceedings.”

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

General

      The following is a discussion and analysis of the historical results of operations and financial condition of the Company and factors affecting the Company’s financial resources. This discussion should be read in conjunction with the financial statements, including the notes thereto, set forth herein under “Part I. —Financial Information” and “Item 1. Financial Statements” and in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2000. This discussion contains forward-looking statements which involve certain risks, uncertainties and contingencies which could cause the Company’s actual results, performance or achievements to differ materially from those expressed, or implied, by such forward-looking statements. Such factors include those described in “Risk Factors” included in the Company’s Annual Report on Form 10-K/A. The forward-looking statements included in this report may prove to be inaccurate. In light of the significant uncertainties inherent in these forward-looking statements, you should not consider this information to be a guarantee by the Company or any other person that our objectives and plans will be achieved.

      The Company provides a wide array of interference-management solutions for the wireless telecommunications industry. The Company uses both our patent-pending and proprietary adaptive notch filter (“ANF”) technology and our patented and proprietary high temperature superconductor (“HTS”) technology to monitor and suppress in-band and out-of-band interference in a wireless base station.

      The Company was founded in 1989 by ARCH Development Corporation, an affiliate of the University of Chicago, to commercialize superconductor technologies initially developed by Argonne National Laboratory. The Company was incorporated in Illinois on October 18, 1989 and reincorporated in Delaware on September 24, 1993. Its facilities and principal executive offices are located at 451 Kingston Court, Mt. Prospect, Illinois 60056 and telephone number is (847) 391-9400.

Results of Operations

Three Months Ended March 31, 2001 and 2000

      The Company’s net sales increased $340,000, or 198%, to $512,000 for the three months ended March 31, 2001 from $172,000 for the same period in 2000. This increase was primarily due to increased shipments of HTS products and increased sales from our recently acquired ANF division. As disclosed previously, the Company anticipates its unit volume to increase during the second quarter of 2001 when compared to the first quarter of 2001 due to existing and/or anticipated customer orders.

      Cost of sales increased by $155,000, or 24%, to $804,000 for the three months ended March 31, 2001 from $649,000 for the same period in 2000. The increase in cost of sales was due to the increase in sales volume.

      The Company’s research and development expenses increased by $1,411,000, or 461%, to $1,717,000 for the three months ended March 31, 2001, from $306,000 for the same period in 2000. These expenses were higher primarily due to the acquisitions of Spectral Solutions, Inc. and certain assets of the ANF business unit of Lockheed Martin Canada, Inc. during 2000, as well as substantially increased prototype development cost, particularly for 3rd Generation wireless systems.

      Selling and marketing expenses increased by $638,000, or 347%, to $823,000 for the three months ended March 31, 2001, from $185,000 for the same period in 2000. The increase in these expenses was due to the expansion of the Company’s sales and marketing personnel during the fourth quarter of 2000 and the first quarter of 2001.

      General and administrative expenses increased by $344,000, or 32%, to $1,409,000 for the three months ended March 31, 2001, from $1,065,000 for the same period in 2000. This increase was primarily attributable to an increase in non-cash compensation charges and professional costs. Non-cash compensation charges were a result of stock compensation granted as part of the establishment of a Japanese sales office and the amortization of both the unearned deferred stock compensation and the Deferred Stock Units. Professional fees increased due to legal fees and shareholder relations costs.

      Non-cash interest expense was eliminated due to the holders of the Company’s senior convertible notes converting such notes into common stock of the Company in late 2000. The non-cash interest expense was $401,000 for the three months ended March 31, 2000.

      Goodwill amortization, resulting from acquisitions by the Company in 2000, was $509,000 for the three months ended March 31, 2001. No such charge existed during the comparable period in 2000.

Liquidity and Capital Resources

      At March 31, 2001, the Company’s cash and cash equivalents were $172,000, a decrease of $2,282,000 from the balance at December 31, 2000 of $2,454,000. This decrease was due to net cash outflows from operations of $3,987,000 offset in part by the $2,000,000 short-term loan from Elliott Associates.

      The continuing development of, and expansion in, sales of the Company’s interference management solutions product lines will require a commitment of substantial funds. The actual amount of the Company’s future funding requirements will depend on many factors, including: the amount and timing of future revenues, the level of product marketing and sales efforts to support the Company’s commercialization plans, the magnitude of the Company’s research and product development programs, the ability of the Company to improve product margins, the cost of additional plant and equipment for manufacturing and the costs involved in protecting the Company’s patents or other intellectual property.

      On April 6, 2001, the Company received the $15 million settlement as described previously, less $4.5 million in judge-awarded attorney fees, and immediately repaid all $3.5 million short-term loans and $29,500 in accrued interest. On May 4, 2001, the Company received an additional $5 million settlement as described previously, less $1.5 million in judge-awarded attorney fees.

      As part of its overall financing strategy, the Company filed a $50 million universal shelf offering during the first quarter of 2001, and then entered into an agreement with Paul Revere Capital Partners, Ltd., whereby Paul Revere Capital has committed to acquire up to $20 million of the Company’s stock over a 24 month period, upon demand by the Company, subject to the conditions contained in the agreement. Pursuant to this facility, the Company may, at its discretion, sell shares of its common stock to Paul Revere Capital Partners at a purchase price per share which is equal to 94% of the average weighted volume price over a 22 day period. Each draw down is limited to the lesser of $4 million or 20% of the trading volume over a specified period of time. The Company will also issue a warrant to Paul Revere Capital Partners to purchase a number of shares equal to 0.5% of the shares issued in each draw down. The Company also agreed to pay its placement agent a fee equal to 4% of each draw down and issue a warrant to the placement agent to purchase a number of shares equal to 0.5% of the shares issued in each draw down. As of March 31, 2001, the Company has not drawn down on this facility.

      The Company also filed with the SEC, during the first quarter of 2001, a Rights Offering Statement which provides the Company with the ability to sell common stock rights for up to $20 million to the Company’s existing shareholders on a non-dilutive basis. As of the date of this filing, the Company has not yet determined whether it will proceed with the Rights Offering.

      The Company’s Common Stock was de-listed from trading on the NASDAQ National Market in June 1999 due to the Company’s inability to meet, at that time, the net tangible assets requirement for continued listing. The Common Stock is now traded in the over-the-counter market and quoted on the National Association of Securities Dealers, Inc. electronic bulletin board. This may not provide the same liquidity for the trading of securities as the NASDAQ National Market. The Company intends to apply for relisting on NASDAQ when it is reasonably confident that its application would be approved.

      The Company intends to augment its existing capital position through the funding mechanisms identified and through other strategic sources of capital. Although the Company believes it has sufficient capital resources available to meet its obligations beyond the end of the current fiscal year, there is no guarantee that the funding mechanisms identified will allow the Company to access additional funds.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

      The Company does not have any material market risk sensitive instruments.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

16(b) Litigation

      In February, 1999, Mark Levy, derivatively on behalf of the Company, filed a complaint against Southbrook International Investments, Ltd. (“Southbrook”), Elliott Associates, Elliott International,

Alexander Finance LP (“Alexander”) and against the Company as a “nominal defendant.” The complaint filed in the United States District Court for the Southern District of New York, alleges that Southbrook, Elliott Associates, Elliott International and Alexander, while having beneficial ownership of more than 10% of our Common Stock, traded the Common Stock such that the Company is entitled to recover short swing profits under Section 16(b) of the Securities Exchange Act of 1934 in connection with purchases and sales of Company securities within six month periods. The complaint sought to recover from Southbrook, Elliott Associates, Elliott International and Alexander their respective profits (in unspecified amounts) from those transactions. No relief is sought against the Company as a nominal defendant.

      On February 22, 2001, the Company announced that a settlement of this litigation had been reached with Elliott Associates and Elliott International. On March 30, 2001, the settlement was approved by the court which resulted in the Company receiving $15 million, less legal fees and certain other expenses. The court granted $4.5 million in legal fees.

      On March 16, 2001, the Company announced that a settlement of this litigation had been reached with Alexander. On April 27, 2001, the settlement was approved by the court which resulted in the Company receiving $5 million, less legal fees and certain other expenses. The court granted $1.5 million in legal fees.

Laves Litigation

      On July 17, 2000, Edward W. Laves filed an action (the “Complaint”) in the Law Division of the Circuit Court of Cook County, Illinois, against the Company and three of its directors (George Calhoun, Samuel Perlman, and Mark Brodsky) charging the Company with constructive termination under and in breach of plaintiff’s employment agreement, and with violation of the Illinois Wage Payment and Collection Act. Plaintiff seeks damages “estimated to exceed $9.5 million.” The Company filed an appearance on behalf of all Defendants on October 3, 2000. On October 6, 2000, the Company filed on Defendants’ behalf a Motion to Dismiss the Complaint. On January 22, 2001, the court issued an order granting our Motion to Dismiss the claims against the Individual Defendants, but denied our Motion to Dismiss with respect to claims against the Company. On February 21, 2001, Plaintiff filed a Motion to reconsider the court’s dismissal of claims against the Individual Defendants. On March 13, 2001, the Company filed an Answer to the Complaint and a Memorandum in Opposition to this Motion to Reconsider. By order dated March 15, 2001, the court allowed Laves leave to file an amended Motion to Reconsider, which Laves filed on April 5, 2001, along with a Motion to Dismiss one of the Company’s affirmative defenses. The Court indicated it will rule on this Motion without oral argument. A hearing is scheduled for May 16, 2001, to consider the amended Motion to Reconsider. Laves has submitted discovery requests in support of the Complaint. The Company has also served discovery requests on Laves, and Laves’ deposition is scheduled for June 11, 2001.

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

Item 6. Exhibits and Reports on Form 8-K.

      (a) Exhibits: A list of exhibits is set forth in the Exhibit Index found on page 12 of this report.

      (b) Reports on Form 8-K:

      On January 4, 2001, the Company filed a report on Form 8-K, which reported under Item 2 that it, through Illinois Superconductor Canada Corporation, a wholly-owned subsidiary of the Company, had acquired on December 20, 2000, pursuant to an agreement date November 1, 2000, certain assets related to the Adaptive Notch Filtering business unit of Lockheed Martin Canada, Inc. in exchange for 2,500,000 shares of its common stock. It also reported under Item 5 that holders of its senior convertible notes converted $14,354,778 in principal amount of such notes plus accrued interest thereon into 63,283,039 shares of its common stock.

      On January 8, 2001, the Company filed a report on Form 8-K, announcing under Item 5 that the Company had entered into an agreement with KMW, Inc. of Korea to jointly develop an advanced-design cryogenic receiver front-end system and announced that all of its senior convertible notes had been converted into common stock in accordance with such notes’ terms.

      On February 22, 2001, the Company filed a report on Form 8-K, announcing under Item 5 that a settlement of previously disclosed shareholder litigation had been reached which, subject to court approval, would result in the Company receiving $15 million, less legal fees and certain other expenses.

      On March 1, 2001, the Company filed an amended report on Form 8-K/A, amending the report on Form 8-K filed on January 4, 2001, which set forth the registrations rights applicable to the shares issued pursuant to the acquisition.

      On March 20, 2001, the Company filed a report on Form 8-K, announcing under Item 5 that a settlement of previously disclosed shareholder litigation had been reached, which, subject to court approval, would result in the Company receiving $5 million, less legal fees and certain other expenses.

      On March 22, 2001, the Company filed a report on Form 8-K, reporting under Item 5 financial results for the fourth quarter 2000 and for fiscal year 2000, the receipt of a clean audit opinion and an additional financing commitment.

Signatures

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of May, 2001.

Illinois Superconductor Corporation

By: /s/ George Calhoun George Calhoun Chief Executive Officer (Principal Executive Officer)

By: /s/ Charles F. Willes Charles F. Willes Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

10.28	Transaction Agreement, dated November 1, 2000, by and among the Company, Illinois Superconductor Canada Corporation and Lockheed Martin Canada, Inc., incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on January 4, 2001.

10.29	Common Stock Purchase Agreement with Paul Revere Capital Partners, Ltd. dated March 21, 2000, incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-3 filed on April 20, 2001.

10.30	Escrow Agreement with Paul Revere Capital Partners, Ltd. and Epstein Becker & Green, P.C. dated March 21, 2001, incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-3 filed on April 20, 2001.

10.31	Placement Agreement with Ladenburg Thalmann & Co. Inc. dated December 12, 2000, incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-3 filed on April 20, 2001.

10.32	Waiver Letter by Ladenburg Thalmann & Co. Inc. dated March 19, 2001, incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-3 filed on April 20, 2001.

10.33	Employment Agreement with Amr Abdelmonem dated January 1, 2001, incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-3 filed on April 20, 2001.