Form 10-Q
period 2001-06-30
ILLINOIS SUPERCONDUCTOR CORPORATION
filed 2001-08-14
CIK 888693

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2001.

 TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________ to __________

Commission file number 000-22302

ISCO INTERNATIONAL, INC.
(Name of Registrant as Specified in Its Charter)

Delaware	36-3688459

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

451 Kingston Court Mt. Prospect, Illinois	60056

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code	(847) 391-9400

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   No

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2001

Common Stock, par value $0.001 per share Preferred Stock Purchase Rights	107,855,231

Table of Contents

PART I. FINANCIAL INFORMATION	1

Item 1. Financial Statements	1

Condensed Consolidated Balance Sheets as of June 30, 2001

(unaudited) and December 31, 2000

Condensed Consolidated Statements of Operations (unaudited) for the three months ended June 30, 2001 and 2000, and the six months ended June 30, 2001 and 2000

Condensed Consolidated Statement of Stockholders’ Equity (unaudited) for the six months ended June 30, 2001

Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2001 and 2000

Notes to Condensed Consolidated Financial Statements (unaudited)

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations	8
Item 3. Quantitative and Qualitative Disclosures About Market Risk	11

PART II. OTHER INFORMATION	11

Item 1. Legal Proceedings	11

Item 4. Submission of Matters to a Vote of Security Holders	12

Item 6. Exhibits and Reports on Form 8-K	13

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ISCO INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2001	2000

	(unaudited)
Assets:

Current assets:

Cash and cash equivalents	$6,205,423	$2,453,845

Inventories	2,157,379	1,928,347

Accounts receivable, net	1,248,436	192,295

Prepaid expenses, settlement receivable, and other	369,276	536,541

Total current assets	9,980,514	5,111,028

Property and equipment:

Property and equipment	9,144,022	8,769,962

Less: accumulated depreciation	(6,637,988)	(6,193,019)

Net property and equipment	2,506,034	2,576,943

Restricted certificates of deposit	268,594	203,178

Intangible assets, net	14,886,273	15,710,024

Other assets, net	182,375	148,900

Total assets	$27,823,790	$23,750,073

Liabilities and Stockholders’ Equity:

Current liabilities:

Accounts payable	$564,771	$599,553

Accrued liabilities	1,606,916	1,406,802

Current debt	5,353	8,500

Total current liabilities	2,177,040	2,014,855

Other long-term debt, less current portion	—	198

Deferred occupancy costs	90,709	90,809

Commitments and Contingencies	—	—

Stockholders’ equity:

Preferred stock; 300,000 shares authorized; No shares issued and outstanding at June 30, 2001 and December 31, 2000	—	—

Common stock ($.001 par value); 250,000,000 shares authorized; 107,850,231 and 107,719,307 shares issued and outstanding at June 30, 2001 and December 31, 2000, respectively	107,850	107,719

Additional paid-in capital (net of unearned compensation)	137,396,769	123,209,087

Accumulated deficit	(111,948,578)	(101,672,595)

Total stockholders’ equity	25,556,041	21,644,211

Total liabilities and stockholders’ equity	$27,823,790	$23,750,073

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

ISCO INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Net sales	$1,374,154	$14,800	$1,886,123	$187,163

Costs and expenses:

Cost of sales	1,637,850	330,162	2,441,730	979,245

Research and development	1,969,215	713,793	3,685,897	1,020,121

Selling and marketing	970,255	215,279	1,793,264	399,804

General and administrative	1,900,254	1,501,779	3,309,216	2,567,009

Total costs and expenses	6,477,574	2,761,013	11,230,107	4,966,179

Operating loss	(5,103,420)	(2,746,213)	(9,343,984)	(4,779,016)

Other income (expense):

Interest income	77,952	67,487	97,200	91,867

Non-cash interest expense on Senior Convertible Notes	—	(1,083,752)	—	(1,484,632)

Other interest expense	(5,580)	(15,559)	(29,682)	(17,143)

Goodwill amortization	(509,499)	—	(1,018,998)	—

Other income (expense), net	11,988	(3,917)	19,481	4,040

	(425,139)	(1,035,741)	(931,999)	(1,405,868)

Loss before extraordinary item	(5,528,559)	(3,781,954)	(10,275,983)	(6,184,884)

Extraordinary item — debt extinguishment	—	—	—	(28,297)

Net loss	$(5,528,559)	$(3,781,954)	$(10,275,983)	$(6,213,181)

Basic and diluted loss per share before extraordinary item	$(0.05)	$(0.12)	$(0.10)	$(0.23)

Extraordinary item – debt extinguishment	—	—	—	—

Basic and diluted loss per share	$(0.05)	$(0.12)	$(0.10)	$(0.23)

Weighted average number of common shares outstanding	107,778,883	30,560,776	107,765,375	27,585,386

See the accompanying Notes which are an integral part of the Condensed Consolidated Financial Statements.

ISCO INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Six Months ended June 30, 2001

(UNAUDITED)

	Common Stock		Additional
	Number of		Paid-In	Accumulated	Unearned
	Shares	Amount	Capital	Deficit	Compensation	Total

Balance at December 31, 2000	107,719,307	$107,719	$125,011,177	$(101,672,595)	$(1,802,090)	$21,644,211

Exercise of stock options/DSU’s; $0-0.75 per share	130,924	131	55,667	—	—	55,798

Litigation Settlement, net	—	—	13,750,000	—	—	13,750,000

Comp. Exp. for non-empee stock options/other stock compensation	—	—	127,886	—	254,129	382,015

Net Loss	—	—	—	(10,275,983)	—	(10,275,983)

Balance at June 30, 2001	107,850,231	$107,850	$138,944,730	$(111,948,578)	$(1,547,961)	$25,556,041

      See the accompanying Notes which are an integral part of the Condensed Consolidated Financial Statements.

ISCO INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,

	2001	2000

Operating Activities:

Net loss	$(10,275,983)	$(6,213,181)

Adjustments to reconcile net loss to net cash used in operating activities:

Extraordinary item — debt extinguishment	—	28,297

Depreciation and amortization, excluding goodwill	471,569	407,858

Goodwill amortization	1,018,998	—

Write-off of capitalized patent costs	—	31,775

Non-cash interest expense on Senior Convertible Notes	—	1,484,632

Non-cash compensation expense	382,015	—

Changes in operating assets and liabilities	(980,798)	(8,424)

Net cash used in operating activities	(9,384,199)	(4,269,043)

Investing Activities:

(Increase)/Decrease in restricted certificates of deposit	(65,416)	31,922

Payment of patent costs	(221,054)	(58,417)

Payment of deferred acquisition costs	—	(146,096)

Acquisition of property and equipment	(374,853)	(64,671)

Net cash provided by (used in) investing activities	(661,323)	(237,262)

Financing Activities:

Proceeds from issuance of Senior Convertible Notes	—	4,000,000

Proceeds from settlement, net	13,750,000	—

Exercise of stock options	55,798	116,727

Exercise of warrants	—	2,889,660

Payments on other long-term debt	(8,698)	(4,532)

Net cash provided by financing activities	13,797,100	7,001,855

Increase/(Decrease) in cash and cash equivalents	3,751,578	2,495,550

Cash and cash equivalents at beginning of period	2,453,845	723,711

Cash and cash equivalents at end of period	$6,205,423	$3,219,261

      See the accompanying Notes which are an integral part of the Condensed Consolidated Financial Statements.

ISCO INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 — Basis of Presentation

      The condensed consolidated financial statements include the accounts of ISCO International, Inc. and its wholly-owned subsidiaries, Spectral Solutions, Inc. and Illinois Superconductor Canada Corporation (collectively referred to as the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

      The accompanying interim unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of results for the interim periods have been included. These interim financial statements and notes included herein should be read in conjunction with the Company’s audited financial statements and notes therein for the year ended December 31, 2000 included in the Company’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission (the “SEC”). The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2001. For further information, refer to the financial statements, including the notes thereto, included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2000.

Recent Accounting Pronouncements

      On July 20, 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (“SFAS No. 141”), “Business Combinations”, and Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Intangible Assets”. SFAS No. 141 is effective for all business combinations completed after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of such Statement apply to goodwill and other intangible assets acquired between July 1, 2001, and the effective date of SFAS No. 142. Major provisions of these Statements and their effective dates for the Company are as follows:

1.	All business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.

2.	Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented, or exchanged, either individually or as part of a related contract, asset, or liability.

3.	Goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.

4.	Effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.

5.	All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

      Goodwill (using current exchange rates) is currently being amortized at approximately $2.0 million annually and is projected to have a net carrying value of approximately $13.1 million at the date of adoption of this standard. The Company is currently evaluating the provisions of SFAS No. 142 and has not yet determined the effect that adoption of this standard will have on its financial statements.

Note 2 — Net Loss Per Share

      The Company follows SFAS No. 128, “Earnings Per Share”, which requires a dual presentation of “basic” and “diluted” earnings per share on the face of the statements of operations. Basic and diluted net loss per share is computed based on the weighted average number of common shares outstanding. Common shares issuable upon the exercise of options and warrants are not included in the per share calculations since the effect of their inclusion would be antidilutive.

Note 3 — Inventories

      Inventories consisted of the following:

	June 30, 2001	December 31, 2000

Raw materials	$1,817,000	$1,267,000

Work in process	30,000	397,000

Finished product	310,000	264,000

	$2,157,000	$1,928,000

      Inventories are stated net of reserves of $615,000 at June 30, 2001 and December 31, 2000, respectively.

Note 4 — Short-Term Debt

      On February 23, 2001 and April 3, 2001, the Company borrowed $2 million and $1.5 million, respectively, in the form of short-term notes from Elliott Associates, L.P., an entity that, as of the date of this report, owns more than 10% of the Company’s outstanding common stock. The loans were designed to meet the Company’s operating needs until the receipt of settlement funds from the shareholder litigation with Elliott Associates, L.P. and Elliott International, L.P. The notes included simple interest rates of 12% and terms of 120 days or less.

      The entire $3.5 million in debt, and all related accrued interest, were repaid on April 6, 2001, upon receipt of the funds from the $15 million settlement (prior to judge-awarded attorney fees and certain expenses) described elsewhere in this report.

Note 5 — Stock Options and Warrants

      On July 1, 2000, Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25 (“FIN 44”) was adopted by the Company. FIN 44 requires that stock options that have been modified to reduce their exercise price be subject to variable accounting. The Company accounts for employee stock options under APB Opinion No. 25 and non-employee stock options under Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (“FAS 123”).

      On May 10, 1999, the Company re-priced certain stock options granted to employees and in accordance with US GAAP, at that time, the Company accounted for the re-priced stock options as “fixed”. As a result of adopting FIN 44, the Company is required to apply variable accounting to these options. If the market price of the Company’s common stock increases above the July 1, 2000 market price, the Company will have to recognize additional compensation expense equal to the increase in stock price multiplied by the number of re-priced options. No additional expense will be recognized if the stock does not exceed the July 1, 2000 value. However, the impact cannot be determined as it is dependent on the change in the market price of the common stock from July 1, 2000 until the stock options are exercised, forfeited, or expire unexercised. Because the stock price on June 29, 2001 was below that of July 1, 2000, no expense has been recognized during the period.

      On February 5, 2001, the Company’s board of directors authorized the re-pricing of certain “out of the money” stock options granted to employees during the calendar year of 2000 to the closing share price on such date, or $1.9375 per share. Options for a total of 2,676,000 shares of common stock were affected. This re-pricing causes these options to be subject to variable accounting as described under FIN 44. Because the stock price on June 29, 2001, was lower than the re-priced strike price ($1.65 vs. $1.9375, respectively) no gain or loss was recognized during the period.

      On July 17, 2000, the Company granted an option to a non-Company advisor in connection with the establishment of a sales office in Japan to purchase 200,000 shares of common stock at $4.9375 per share, the price of the common stock on the date of the grant. Since the stock option was granted to a non-employee, the Company accounts for this grant under FAS 123. According to the Black-Scholes valuation model, the value of the option was $4.53 per share. The option vested 25% immediately, with the balance vesting pro-rata over a three year period. $906,000 of non-cash compensation expense is to be amortized during the life of the options, with $443,000 expensed through the second quarter of 2001.

      On February 15, 2000, the Company’s board of directors granted to certain executive level employees an aggregate of 440,000 deferred stock units (“DSUs”) under the Company’s 1993 Amended and Restated Stock Option Plan (the “Plan”). The DSU’s represent the right to receive an equivalent number of restricted shares of the Company’s common stock. On the date of the grant, the DSU’s were set to vest at the rate of 10% on the first anniversary of the date of the grant, with the balance vesting at a rate of 20%, 30%, and 40% at the second, third, and fourth anniversary dates, respectively. The executive level employees had the right to elect to defer receipt of the common stock subject to the DSU’s to a later date. In the third quarter of 2000, the Company began to recognize compensation expense for the DSU’s over the vesting period (4 years) based on their intrinsic value of $1,925,000, which was the number of DSU’s multiplied by the closing price of the Company’s common stock on July 18, 2000, the measurement date ($4.38 per share).

      During the first six months of 2001, the Company's board of directors granted approximately 1.8 million stock options to the Company's officers and other employees on various dates (option prices were set at the closing price of the Company's common stock as of the date of each respective grant).

Note 6 – Litigation Summary

16(b) Litigation

      In February, 1999, Mark Levy, derivatively on behalf of the Company, filed a complaint against Southbrook International Investments, Ltd. (“Southbrook”), Elliott Associates, L.P., Elliott International, L.P., Alexander Finance L.P. (“Alexander”) and against the Company as a “nominal defendant.” The complaint filed in the United States District Court for the Southern District of New York, alleges that Southbrook, Elliott Associates, Elliott International and Alexander, while having beneficial ownership of more than 10% of the Company’s common stock, traded the common stock such that the Company is entitled to recover short swing profits under Section 16(b) of the Securities Exchange Act of 1934 in connection with purchases and sales of Company securities within six month periods. The complaint sought to recover from Southbrook, Elliott Associates, Elliott International and Alexander their respective profits (in unspecified amounts) from those transactions. No relief is sought against the Company as a nominal defendant.

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

Laves Litigation

      On July 17, 2000 Edward W. Laves (the “Plaintiff”) filed an action (the “Complaint”) in the Law Division of the Circuit Court of Cook County, Illinois, against the Company and three of its directors, George Calhoun, Samuel Perlman, and Mark Brodsky (collectively, the “Defendants”) charging the Defendants with constructive termination under and in breach of the Plaintiff’s employment agreement, and with violation of the Illinois Wage Payment and Collection Act. The Plaintiff seeks damages “estimated to exceed $9.5 million”. The Company filed an appearance on behalf of all of the Defendants on October 3, 2000. On October 6, 2000, the Company filed on Defendants’ behalf a motion to dismiss the Complaint. On January 22, 2001, the court issued an order granting our motion to dismiss the claims against the individual Defendants, but denied the motion to dismiss with respect to claims against the Company. On February 21, 2001, the Plaintiff filed a motion to reconsider the court’s dismissal of claims against the individual Defendants. On March 13, 2001, the Defendants filed an answer to the Complaint and a memorandum in opposition to the motion to reconsider. By order dated March 15, 2001, the court allowed the Plaintiff leave to file an amended motion to reconsider, which the Plaintiff filed on April 5, 2001, along with a motion to dismiss one of the Company’s affirmative defenses. Following a substitution of judges and a hearing on August 9, 2001, the court granted the Plaintiff’s motion to dismiss one of the Company’s affirmative defenses, and ordered the case transferred back to the judge originally assigned to the case, for the limited purpose of ruling on the Plaintiff’s amended Motion to Reconsider the dismissal of claims against the individual Defendants. A hearing on such motion has not yet been scheduled. The parties are continuing written discovery.

      The Company believes the claims to be without merit and will continue to vigorously defend itself in this action.

Note 7 — Subsequent Events

      On July 17, 2001, the Company announced that the United States Patent and Trademark Office issued to the Company a patent covering cryogenic receiver front-end systems (“CRFE”) in a commercially viable configuration (See U.S. Patent No. 6,263,215). It also announced that it had filed a suit against Conductus Inc. and Superconductor Technologies, Inc. alleging infringement of such patent. The suit is seeking from Conductus Inc. and Superconductor Technologies, Inc. a permanent injunction restraining such entities from marketing, selling, or manufacturing these products, as well as monetary damages and reimbursement of legal fees.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

General

      The following is a discussion and analysis of the historical results of operations and financial condition of the Company and factors affecting the Company’s financial resources. This discussion should be read in conjunction with the financial statements, including the notes thereto, set forth herein under “Part I. — Financial Information” and “Item 1. Financial Statements” and in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2000. This discussion contains forward-looking statements which involve certain risks, uncertainties and contingencies which could cause the Company’s actual results, performance or achievements to differ materially from those expressed, or implied, by such forward-looking statements. Such factors include those described in “Risk Factors” included in the Company’s Annual Report on Form 10-K/A and other filings with the SEC. The forward-looking statements included in this report may prove to be inaccurate. In light of the significant uncertainties inherent in these forward-looking statements, you should not consider this information to be a guarantee by the Company or any other person that our objectives and plans will be achieved.

      The Company provides a broad range of interference-control solutions for the wireless telecommunications industry. The Company develops, manufactures and markets radio frequency “front-end” systems for wireless networks using patented and proprietary high-temperature superconductor (“HTS”) filters, cryogenic low-noise amplifiers and adaptive notch filter (“ANF”) technologies to monitor, suppress and eliminate out-of-band and in-band interference in wireless base stations.

      The Company was founded in 1989 by ARCH Development Corporation, an affiliate of the University of Chicago, to commercialize superconductor technologies initially developed by Argonne National Laboratory. The Company was incorporated in Illinois on October 18, 1989 and reincorporated in Delaware on September 23, 1993. On June 25, 2001, the Company changed its name from Illinois Superconductor Corporation to ISCO International, Inc. The Company’s principal offices are located at 451 Kingston Court, Mount Prospect, IL 60056 and telephone number is (847) 391-9400.

Results of Operations

Three Months Ended June 30, 2001 and 2000

      The Company’s net sales increased $1,359,000, or 9,060%, to $1,374,000 for the three months ended June 30, 2001 from $15,000 for the same period in 2000. This increase was primarily due to sales of the ANF products and the sale of HTS products following a field trial. The Company anticipates its unit volume to continue at a higher rate during 2001 as compared to 2000 due to existing and/or anticipated customer orders.

      Cost of sales increased by $1,308,000, or 396%, to $1,638,000 for the three months ended June 30, 2001 from $330,000 for the same period in 2000. The increase in cost of sales was due to the increase in sales volume.

      The Company’s research and development expenses increased by $1,255,000, or 175%, to $1,969,000 for the three months ended June 30, 2001, from $714,000 for the same period in 2000. These expenses were higher primarily due to the acquisitions of Spectral Solutions, Inc. (“SSI”) and of certain assets of the ANF business of Lockheed Martin Canada, Inc. (the “ANF Business”) in 2000, as well as substantially increased prototype development costs, including those for 2.5G and 3rd Generation wireless systems.

      Selling and marketing expenses increased by $755,000, or 351%, to $970,000 for the three months ended June 30, 2001, from $215,000 for the same period in 2000. The increase in these expenses was due to the Company expanding its sales and marketing personnel in the fourth quarter of 2000 and the first quarter of 2001.

      General and administrative expenses increased by $398,000, or 26%, to $1,900,000 for the three months ended June 30, 2001, from $1,502,000 for the same period in 2000. This increase was primarily attributable to an increase in non-cash compensation charges and in professional costs including legal fees.

      Non-cash interest expense was eliminated due to the conversion of certain of the Company’s senior convertible notes into shares of common stock in late 2000. The non-cash interest expense was $1,084,000 for the three months ended June 30, 2000.

      Goodwill amortization, resulting from acquisitions by the Company in 2000, was $509,000 for the three months ended June 30, 2001. No such charge existed during the comparable period in 2000.

Six Months Ended June 30, 2001 and 2000

      The Company’s net sales increased $1,699,000, or 909%, to $1,886,000 for the six months ended June 30, 2001 from $187,000 for the same period in 2000. This increase was primarily due to sales of the ANF products, the sale of HTS products following a field trial, and other additional sales of HTS products. The Company anticipates its unit volume to continue at a higher rate during 2001 as compared to 2000 due to existing and/or anticipated customer orders.

      Cost of sales increased by $1,463,000, or 149%, to $2,442,000 for the six months ended June 30, 2001 from $979,000 for the same period in 2000. The increase in cost of sales was due to the increase in sales volume.

      The Company’s research and development expenses increased by $2,666,000, or 261%, to $3,686,000 for the six months ended June 30, 2001, from $1,020,000 for the same period in 2000. These expenses were higher primarily due to the acquisitions of SSI and the ANF Business in 2000, as well as substantially increased prototype development costs, including those for 2.5G and 3rd Generation wireless systems.

      Selling and marketing expenses increased by $1,393,000, or 348%, to $1,793,000 for the six months ended June 30, 2001, from $400,000 for the same period in 2000. The increase in these expenses was due to the Company expanding its sales and marketing personnel in the fourth quarter of 2000 and the first quarter of 2001.

      General and administrative expenses increased by $742,000, or 29%, to $3,309,000 for the six months ended June 30, 2001, from $2,567,000 for the same period in 2000. This increase was primarily attributable to an increase in non-cash compensation charges and in professional costs including legal fees.

      Non-cash interest expense was eliminated due to the conversion of certain of the Company’s senior convertible notes into shares of common stock in late 2000. The non-cash interest expense was $1,485,000 for the six months ended June 30, 2000.

      Goodwill amortization, resulting from acquisitions by the Company in 2000, was $1,019,000 for the six months ended June 30, 2001. No such charge existed during the comparable period in 2000.

Liquidity and Capital Resources

      At June 30, 2001, the Company’s cash and cash equivalents were $6,205,000, an increase of $3,751,000 from the balance at December 31, 2000 of $2,454,000. This increase was due to the receipt of settlement funds as described below, less legal fees, expenses, repayment of short-term debt and interest thereon.

      The continuing development of, and expansion in, sales of the Company’s interference-control solutions product lines will require a commitment of substantial additional funds. The actual amount of the Company’s future funding requirements will depend on many factors, including, but not limited to: the amount and timing of future revenues, the level of product marketing and sales efforts to support the Company’s commercialization plans, the magnitude of the Company’s research and product development programs, the ability of the Company to improve product margins, the cost of additional plant and equipment for manufacturing and the costs involved in protecting the Company’s patents or other intellectual property.

      During the second quarter of 2001, the Company received the $15 million and $5 million settlements as described below, less a total of $6 million in judge-awarded attorney fees and approximately $250,000 in related costs, and immediately repaid all $3.5 million in short-term notes and $29,500 in accrued interest thereon.

      As part of its overall financing strategy, the Company filed a $50 million universal shelf offering registration statement in the first quarter of 2001, and then entered into an agreement with Paul Revere Capital Partners, Ltd., whereby Paul Revere Capital Partners committed to acquire up to $20 million of the Company’s common stock over a 24-month period, upon demand by the Company, subject to the conditions contained in the purchase agreement. Pursuant to this facility, the Company may, at its discretion, sell shares of its common stock to Paul Revere Capital Partners at a purchase price per share which is equal to 94% of the average weighted volume price over a 22 day period. Each draw down is limited to the lesser of $4 million or 20% of the trading volume over a specified period of time. The Company will also issue a warrant to Paul Revere Capital Partners to purchase a number of shares of common stock equal to 0.5% of the shares issued in each draw down. The Company also agreed to pay its placement agent a fee equal to 4% of each draw down and issue a warrant to the placement agent to purchase a number of shares of common stock equal to 0.5% of the shares issued in each draw down. Subsequent to entering into this agreement, the SEC issued an interpretive release that requires the Company to amend the registration statement to include the purchase agreement prior to drawing down on this facility. As of June 30, 2001, the Company had not amended the registration statement nor had it drawn down on this facility.

      The Company also filed with the SEC, during the first quarter of 2001, a rights offering registration statement which provides the Company with the ability to sell common stock rights for up to $20 million to the Company’s existing stockholders on a non-dilutive basis. As of the date of this filing, the Company has not yet determined whether it will proceed with the rights offering.

      The Company’s common stock was de-listed from trading on the NASDAQ National Market in June 1999 due to the Company’s inability to meet, at that time, the net tangible assets requirement for continued listing. The common stock is now traded in the over-the-counter market and quoted on the National Association of Securities Dealers, Inc. electronic bulletin board. This does not provide the same liquidity for the trading of securities as the NASDAQ National Market. The Company intends to apply for relisting on NASDAQ or another exchange when it is reasonably confident that its application would be approved.

      The Company intends to augment its existing capital position through existing funding mechanisms identified and through other strategic sources of capital. Although the Company believes it has sufficient capital resources available to meet its obligations beyond the end of the current fiscal year, there is no guarantee that the funding mechanisms identified will allow the Company to access additional funds.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

      The Company does not have any material market risk sensitive instruments.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

16(b) Litigation

      In February, 1999, Mark Levy, derivatively on behalf of the Company, filed a complaint against Southbrook International Investments, Ltd. (“Southbrook”), Elliott Associates, L.P., Elliott International, L.P., Alexander Finance L.P. (“Alexander”) and against the Company as a “nominal defendant.” The complaint filed in the United States District Court for the Southern District of New York, alleges that Southbrook, Elliott Associates, Elliott International and Alexander, while having beneficial ownership of more than 10% of the Company’s common stock, traded the common stock such that the Company is entitled to recover short swing profits under Section 16(b) of the Securities Exchange Act of 1934 in connection with purchases and sales of Company securities within six month periods. The complaint sought to recover from Southbrook, Elliott Associates, Elliott International and Alexander their respective profits (in unspecified amounts) from those transactions. No relief is sought against the Company as a nominal defendant.

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

Laves Litigation

      On July 17, 2000 Edward W. Laves (the “Plaintiff”) filed an action (the “Complaint”) in the Law Division of the Circuit Court of Cook County, Illinois, against the Company and three of its directors, George Calhoun, Samuel Perlman, and Mark Brodsky (collectively, the “Defendants”) charging the

Defendants with constructive termination under and in breach of the Plaintiff’s employment agreement, and with violation of the Illinois Wage Payment and Collection Act. The Plaintiff seeks damages “estimated to exceed $9.5 million”. The Company filed an appearance on behalf of all of the Defendants on October 3, 2000. On October 6, 2000, the Company filed on Defendants’ behalf a motion to dismiss the Complaint. On January 22, 2001, the court issued an order granting our motion to dismiss the claims against the individual Defendants, but denied the motion to dismiss with respect to claims against the Company. On February 21, 2001, the Plaintiff filed a motion to reconsider the court’s dismissal of claims against the individual Defendants. On March 13, 2001, the Defendants filed an answer to the Complaint and a memorandum in opposition to the motion to reconsider. By order dated March 15, 2001, the court allowed the Plaintiff leave to file an amended motion to reconsider, which the Plaintiff filed on April 5, 2001, along with a motion to dismiss one of the Company’s affirmative defenses. Following a substitution of judges and a hearing on August 9, 2001, the court granted the Plaintiff’s motion to dismiss one of the Company’s affirmative defenses, and ordered the case transferred back to the judge originally assigned to the case, for the limited purpose of ruling on the Plaintiff’s amended Motion to Reconsider the dismissal of claims against the individual Defendants. A hearing on such motion has not yet been scheduled. The parties are continuing written discovery.

      The Company believes the claims to be without merit and will continue to vigorously defend itself in this action.

Item 4. Submission of Matters to a Vote of Security Holders.

      At the Company’s annual meeting of stockholders held on June 22, 2001, the following proposals were approved by the margins indicated.

		Number of Shares

		Voted For	Withheld

1.	To elect two Class II directors to the board of directors for a term of three (3) years and until their successors are duly elected and qualified.

	Howard S. Hoffmann	101,779,405	273,451

	Tom L. Powers	101,779,215	273,641

      Mark Brodsky, Daniel Spoor, George Calhoun and Norbert Lou constitute Class I and III directors whose terms continued after the annual meeting.

		Number of Shares

		Voted	Voted
		For	Against	Withheld

2.	To approve an amendment to the Company’s certificate of incorporation to change the name of the Company to “ISCO International, Inc.”	101,815,593	177,468	59,795

		Number of Shares

		Voted	Voted		Broker
		For	Against	Withheld	Non-Votes

3.	To approve amendments to the Illinois Superconductor Corporation 1993 Stock Option Plan, as amended, to increase the number of shares authorized under the plan from 6,011,468 shares to 14,011,468 shares and increase the maximum number of shares for which stock options may be granted to any individual employee during any calendar year from 500,000 shares to 1,500,000 shares.	78,215,189	1,096,976	183,147	22,557,544

		Number of Shares

		Voted For	Voted Against	Withheld

4.	To ratify the appointment of Grant Thornton LLP as the independent auditors of the Company’s financial statement for the fiscal year ending December 31, 2001.	101,830,361	134,566	87,929

Item 6. Exhibits and Reports on Form 8-K.

      (a)   Exhibits: A list of exhibits is set forth in the Exhibit Index found on page 15 of this report.

      (b)   Reports on Form 8-K:

      On April 6, 2001, the Company filed a report on Form 8-K, announcing under Item 5 that a previously disclosed settlement of shareholder litigation was approved by the court on March 30, 2001, which would result in the Company receiving $15 million, less $4.5 million in legal fees and certain other expenses.

      On May 3, 2001, the Company filed a report on Form 8-K, announcing under Item 5 that a previously disclosed settlement of shareholder litigation was approved by the court on April 27, 2001, which would result in the Company receiving $5 million, less $1.5 million in legal fees and certain other expenses.

      On May 30, 2001, the Company filed a report on Form 8-K, announcing under Item 5 that it had received an order from Verizon Wireless for twelve Adaptive Notch Filter systems.

      On June 22, 2001, the Company filed a report on Form 8-K, announcing under Item 5 announcing it had completed a field trial with Verizon Wireless in the Chicago area.

      On June 27, 2001, the Company filed a report on Form 8-K, reporting under Item 5 that it had amended its Certificate of Incorporation in order to change its name to ISCO International, Inc.

Signatures

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of August, 2001.

ISCO International, Inc.

By: /s/ GEORGE CALHOUN George Calhoun Chief Executive Officer (Principal Executive Officer)

By: /s/ CHARLES F. WILLES Charles F. Willes Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

3.6
Certificate of Amendment to Certificate of Incorporation filed with the Secretary of State of the State of Delaware on June 25, 2001, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 27, 2001.

10.34	ISCO International, Inc. Amended and Restated 1993 Stock Option Plan, incorporated by reference to Appendix C and D of the Company’s Definitive Proxy materials filed on May 22, 2001.