Form 10-Q
period 2001-09-30
ILLINOIS SUPERCONDUCTOR CORPORATION
filed 2001-11-14
CIK 888693

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2001.

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

        Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2001

Common Stock, par value $0.001 per share Preferred Stock Purchase Rights	107,905,231

Page

PART I. FINANCIAL INFORMATION	1
Item 1. Financial Statements	1
Condensed Consolidated Balance Sheets as of September 30, 2001 (unaudited) and December 31, 2000
Condensed Consolidated Statements of Operations (unaudited) for the three months ended September 30, 2001 and 2000, and the nine months ended September 30, 2001 and 2000
Condensed Consolidated Statement of Stockholders’ Equity (unaudited) for the nine months ended September 30, 2001
Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2001 and 2000
Notes to Condensed Consolidated Financial Statements (unaudited)
Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations	9
Item 3. Quantitative and Qualitative Disclosures About Market Risk	13
PART II. OTHER INFORMATION	13
Item 1. Legal Proceedings	13
Item 5. Other Information	13
Item 6. Exhibits and Reports on Form 8-K	13

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ISCO INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2001	2000

	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$2,035,001	$2,453,845
Inventories	2,254,353	1,928,347
Accounts receivable, net	711,864	192,295
Prepaid expenses, settlement receivable and other	354,222	536,541

Total current assets	5,355,440	5,111,028
Property and equipment:
Property and equipment	9,234,200	8,769,962
Less: accumulated depreciation	(6,881,255)	(6,193,019)

Net property and equipment	2,352,945	2,576,943
Restricted certificates of deposit	271,844	203,178
Intangible assets, net	14,594,410	15,710,024
Other assets, net	—	148,900

Total assets	$22,574,639	$23,750,073

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$732,000	$599,553
Accrued liabilities (including settlement reserve)	6,668,750	1,406,802
Current debt	2,871	8,500

Total current liabilities	7,403,621	2,014,855
Other long-term debt, less current portion	—	198
Deferred occupancy costs	90,608	90,809
Commitments and Contingencies	—	—
Stockholders’ equity:
Preferred stock; 300,000 shares authorized; No shares issued and outstanding at September 30, 2001 and December 31, 2000	—	—
Common stock ($.001 par value); 250,000,000 shares authorized; 107,905,231 and 107,719,307 shares issued and outstanding at September 30, 2001 and December 31, 2000, respectively	107,905	107,719
Additional paid-in capital (net of unearned compensation)	137,610,525	123,209,087
Accumulated deficit	(122,638,020)	(101,672,595)

Total stockholders’ equity	15,080,410	21,644,211

Total liabilities and stockholders’ equity	$22,574,639	$23,750,073

NOTE:   The condensed consolidated balance sheet as of December 31, 2000 has been derived from the audited financial statements for that date, but does not include all of the information and accompanying notes required by accounting principles generally accepted in the United States of America for complete financial statements.

See the accompanying Notes which are an integral part of the Condensed Consolidated Financial Statements.

ISCO INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Net sales	$90,304	$22,000	$1,976,427	$209,163

Costs and expenses:
Cost of sales	484,735	486,569	2,926,465	1,465,814
Research and development	1,938,585	959,535	5,624,482	1,979,656
Selling and marketing	887,388	361,048	2,680,652	760,852
General and administrative	2,060,414	1,633,769	5,369,630	4,200,778
Goodwill amortization	509,499	279,666	1,528,497	279,666

Total costs and expenses	5,880,621	3,720,587	18,129,726	8,686,766

Operating loss	(5,790,317)	(3,698,587)	(16,153,299)	(8,477,603)

Other income (expense):
Interest income	31,958	33,579	129,158	125,446
Non-cash interest expense on Senior Convertible Notes	—	(1,614,809)	—	(3,099,441)
Other interest expense	—	(1,463)	(29,682)	(18,606)
Legal settlement	(4,925,000)	—	(4,925,000)	—
Other income (expense), net	(6,083)	(2,164)	13,398	1,876

	(4,899,125)	(1,584,857)	(4,812,126)	(2,990,725)

Loss before extraordinary item	(10,689,442)	(5,283,444)	(20,965,425)	(11,468,328)
Extraordinary item — debt extinguishment	—	—	—	(28,297)

Net loss	$(10,689,442)	$(5,283,444)	$(20,965,425)	$(11,496,625)

Basic and diluted loss per share before extraordinary item	$(0.10)	$(0.16)	$(0.19)	$(0.37)
Extraordinary item — debt extinguishment	—	—	—	—

Basic and diluted loss per share	$(0.10)	$(0.16)	$(0.19)	$(0.37)

Weighted average number of common shares outstanding	107,879,175	33,452,290	107,803,169	31,140,954

See the accompanying Notes which are an integral part of the Condensed Consolidated Financial Statements.

ISCO INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Nine Months ended September 30, 2001

(UNAUDITED)

	Common Stock		Additional		Unearned
	Number of		Paid-In	Accumulated	Compen
	Shares	Amount	Capital	Deficit	-sation	Total

Balance at December 31, 2000	107,719,307	$107,719	$125,011,177	$(101,672,595)	$(1,802,090)	$21,644,211

Exercise of stock options/DSU’s; $0-0.75 per share	185,924	186	80,667	—	—	80,853
Litigation Settlement, net (16b)	—	—	13,750,000	—	—	13,750,000
Compensation Expense for non-employee stock options/other stock compensation	—	—	191,834	—	378,937	570,771
Net Loss	—	—	—	(20,965,425)	—	(20,965,425)

Balance at September 30, 2001	107,905,231	$107,905	$139,033,678	$(122,638,020)	$(1,423,153)	$15,080,410

See the accompanying Notes which are an integral part of the Condensed Consolidated Financial Statements.

ISCO INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,

	2001	2000

Operating Activities:
Net loss	$(20,965,425)	$(11,496,625)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Extraordinary item — debt extinguishment	—	28,297
Depreciation and amortization, excluding goodwill	743,562	620,331
Goodwill amortization	1,528,497	279,666
Write-off of capitalized patent costs	—	31,775
Non-cash interest expense on Senior Convertible Notes	—	3,099,441
Non-cash compensation expense	570,771	373,948
Changes in operating assets and liabilities	4,697,463	(516,253)

Net cash used in operating activities	(13,425,132)	(7,579,420)

Investing Activities:
(Increase)/Decrease in restricted certificates of deposit	(68,666)	27,870
Payment of patent costs	(285,040)	(122,411)
Payment of deferred acquisition costs	—	(62,297)
Acquisition of property and equipment	(465,032)	(74,607)

Net cash used in investing activities	(818,738)	(231,445)

Financing Activities:
Proceeds from issuance of Senior Convertible Notes	—	4,000,000
Proceeds from 16b settlement, net	13,750,000	—
Exercise of stock options	80,853	134,924
Exercise of warrants	—	4,006,327
Payments made on capital leases	(5,827)	(7,771)

Net cash provided by financing activities	13,825,026	8,133,480

(Decrease) Increase in cash and cash equivalents	(418,844)	322,615
Cash and cash equivalents at beginning of period	2,453,845	723,711

Cash and cash equivalents at end of period	$2,035,001	$1,046,326

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

        The accompanying interim unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and other items discussed in the footnotes herein) considered necessary for a fair presentation of results for the interim periods have been included. These interim financial statements and notes included herein should be read in conjunction with the Company’s audited financial statements and notes therein for the year ended December 31, 2000 included in the Company’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission (the “SEC”). The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2001. For further information, refer to the financial statements, including the notes thereto, included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2000.

Recent Accounting Pronouncements

        On July 20, 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No.141 (“SFAS No. 141”), “Business Combinations”, and Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Intangible Assets”. SFAS No. 141 is effective for all business combinations completed after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of such Statement apply to goodwill and other intangible assets acquired between July 1, 2001, and the effective date of SFAS No. 142. Major provisions of these Statements and their effective dates for the Company are as follows:

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

        Goodwill (using current exchange rates) is currently being amortized at approximately $2.0 million annually and is projected to have a net carrying value of approximately $14.3 million at the date of adoption of this standard. The Company is currently evaluating the provisions of SFAS No. 142 and has not yet determined the effect that adoption of this standard will have on its financial statements.

Note 2 — Net Loss Per Share

        The Company follows Statement of Financial Accounting Standards No. 128, “Earnings Per Share”, which requires a dual presentation of “basic” and “diluted” earnings per share on the face of the statements of operations. Basic and diluted net loss per share is computed based on the weighted average number of common shares outstanding. Common shares issuable upon the exercise of options and warrants are not included in the per share calculations since the effect of their inclusion would be antidilutive.

Note 3 — Inventories

        Inventories consisted of the following:

	September 30, 2001	December 31, 2000

Raw materials	$1,741,000	$1,267,000
Work in process	360,000	397,000
Finished product	153,000	264,000

	$2,254,000	$1,928,000

        Inventories are stated net of reserves of $538,000 and $615,000 at September 30, 2001 and December 31, 2000, respectively.

Note 4 — Stock Options and Warrants

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

        On May 10, 1999, the Company re-priced certain stock options granted to employees and in accordance with US GAAP, at that time, the Company accounted for the re-priced stock options as “fixed”. As a result of adopting FIN 44, the Company is required to apply variable accounting to these options. If the market price of the Company’s common stock increases above the July 1, 2000 market price, the Company will have to recognize additional compensation expense equal to the increase in stock price multiplied by the number of re-priced options. No additional expense will be recognized if the stock does not exceed the July 1, 2000 value. However, the impact cannot be determined at this time as it is dependent on the change in the market price of the common stock from July 1, 2000 until the stock options are exercised, forfeited, or expire unexercised. Because the stock price on September 28, 2001 was below that of July 1, 2000, no expense has been recognized during the period.

        On February 5, 2001, the Company’s board of directors authorized the re-pricing of certain “out of the money” stock options granted to employees during the calendar year of 2000 to the closing share price on such date, or $1.9375 per share. Options for a total of 2,676,000 shares of common stock were affected. This re-pricing causes these options to be subject to variable accounting as described under FIN 44. Because the stock price on September 28, 2001, was lower than the re-priced strike price ($0.91 vs. $1.9375, respectively) no gain or loss was recognized during the period.

        On July 17, 2000, the Company granted an option to a non-employee advisor, in connection with the establishment of a sales office in Japan, to purchase 200,000 shares of common stock at $4.9375 per share, the closing price of the common stock on the date of the grant. Since the stock option was granted to a non-employee, the Company accounts for this grant under FAS 123. According to the Black-Scholes valuation model, the value of the option was $4.53 per share. The option vested 25% immediately, with the balance vesting pro-rata over a three year period. $906,000 of non-cash compensation expense is to be amortized during the life of the options, with $499,000 expensed through the third quarter of 2001 (cumulative).

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

        During the first nine months of 2001, the Company’s board of directors granted approximately 3.6 million stock options to the Company’s employees, including officers, on various dates (option prices were set at the closing price of the Company’s common stock as of the date of each respective grant).

Note 5 — Litigation Summary

Siegler Litigation

        On June 5, 1996, Craig M. Siegler filed a complaint against the Company in the Circuit Court of Cook County, Illinois, County Department, Chancery Division. The complaint alleged that, in connection with the Company’s private placement of securities in November 1995, the Company breached and repudiated an oral contract with Mr. Siegler for the issuance and sale by the Company to Mr. Siegler of 370,370.37 shares of common stock, plus warrants (exercisable at $12.96 per share) to purchase an additional 370,370.37 shares of common stock, for a total price of $4,000,000. On October 10, 1996, Mr. Siegler filed his first amended verified complaint and jury demand, seeking a jury trial and money damages equal to the difference between $8,800,000 (370,370.37 shares at $10.80 per share and 370,370.37 shares at $12.96 per share) and 740,740.74 multiplied by the highest price at which the common stock traded on The Nasdaq Stock Market between November 20, 1995 and the date of judgment. On November 1, 1996, the case was transferred to the Circuit Court of Cook County, Illinois, County Department, Law Division.

        The Company filed a motion for summary judgment against Mr. Siegler, which was on hold pending the deposition of an expert retained by Mr. Siegler in the case. The Company deposed this witness in March 2000. A hearing on the Company’s summary judgment motion was held in June 2000, and the motion was subsequently denied. The trial began in August 2001.

        On August 22, 2001, the jury reached a verdict in favor of Mr. Siegler in the amount of $6.6 million. Subsequently, the Company filed several motions including motions for a mistrial and motions for a reduced verdict and Siegler filed a motion to expand the jury award and obtain interest on the award.

In September 2001, the judge denied Siegler’s motions and in October 2001, the judge denied the Company’s motion for a mistrial, granted the Company’s motion for a reduced verdict, reducing the verdict from $6,555,555.55 to $6,541,254.27 and entered a judgement in that amount against the Company.

        On November 7, 2001, the Company announced that it had settled ongoing litigation associated with Mr. Siegler. Pursuant to the settlement, the Company agreed to pay Mr. Siegler the reduced amount of $4.925 million. On November 6, 2001, the court in the Siegler litigation approved the settlement. Upon receiving a portion of the funds described in Note 6 below, the Company paid the $4.925 million to Mr. Siegler.

Laves Litigation

        On July 17, 2000, Edward W. Laves (the “Plaintiff”) filed an action (the “Complaint”) in the Law Division of the Circuit Court of Cook County, Illinois, against the Company and three of its directors, George Calhoun, Samuel Perlman, and Mark Brodsky (collectively, the “Defendants”) charging the Defendants with constructive termination under and in breach of the Plaintiff’s employment agreement, and with violation of the Illinois Wage Payment and Collection Act (the “Act”). The Plaintiff seeks damages “estimated to exceed $9.5 million”. The Company filed an appearance on behalf of all of the Defendants on October 3, 2000. On October 6, 2000, the Company filed on Defendants’ behalf a motion to dismiss the Complaint. On January 22, 2001, the court issued an order granting the Company’s motion to dismiss the claims against the individual Defendants, but denied the motion to dismiss with respect to claims against the Company. On February 21, 2001, the Plaintiff filed a motion to reconsider the court’s dismissal of the claims against the individual Defendants. On March 13, 2001, the Defendants filed an answer to the Complaint and a memorandum in opposition to the motion to reconsider. By order dated March 15, 2001, the court allowed the Plaintiff leave to file an amended motion to reconsider, which the Plaintiff filed on April 5, 2001, along with a motion to dismiss one of the Company’s affirmative defenses. Following a substitution of judges and a hearing on August 9, 2001, the court granted Plaintiff’s motion to dismiss one of the Company’s affirmative defenses, and ordered the case transferred back to the judge originally assigned to the case, Judge Loretta C. Douglas, for the limited purpose of ruling on Plaintiff’s amended motion to reconsider the dismissal of the claims against the Defendants. On September 7, 2001, following a hearing, Judge Douglas denied Plaintiff’s amended motion to reconsider and entered an order retaining jurisdiction of the matter for 30 days. In October 2001, the Plaintiff filed a motion for leave to file a first amended count II. The proposed Count II attempts to state a claim under the Act against the Defendants. A hearing on the matter is scheduled for November 2001. The parties are continuing written discovery.

        The Company believes the Plaintiff’s claims to be without merit and plans to vigorously defend itself in this action.

Patent Infringement Suit

        On July 17, 2001, the Company announced that the United States Patent and Trademark Office issued to the Company a patent covering cryogenic receiver front-end systems (“CRFE”) in a commercially viable configuration (See U.S. Patent No. 6,263,215). It also announced that it had filed a suit against Conductus Inc. (“Conductus”) and Superconductor Technologies, Inc. (“STI”) alleging infringement of such patent. The suit is seeking from Conductus and STI a permanent injunction restraining such entities from marketing, selling, or manufacturing these products, as well as monetary damages and reimbursement of legal fees.

        On September 17, 2001, the Company amended its complaint against each defendant, alleging that the infringement was willful and that the damages should be trebled and plaintiff’s attorney fees should be paid by the defendants. In addition, the Company announced that it would offer license agreements to existing users of infringing product who purchased this product prior to July 17, 2001.

        On October 4, 2001, Conductus and STI filed motions to amend their respective answers and making counterclaims to the Company’s complaint in order to seek to add defenses of inequitable conduct and a counterclaim for a declaration of unenforceability of the patent due to inequitable conduct. Conductus and STI also filed to add additional federal and state law counterclaims of unfair competition. Conductus and STI are seeking both compensatory and punitive damages as well as attorneys’ fees and costs. Each defendant has repeatedly denied the allegation of patent infringement, and the defendants have further sought both invalidation of the patent and recovery of damages for interference with business activities.

        The Company will continue to prosecute its claims vigorously against Conductus and STI and defend itself against the counterclaims in this litigation. The Company believes that the counterclaims by Conductus and STI are without merit.

Note 6. Recent Developments.

        In November of 2001, the Company announced the consolidation of its research and development facilities in Toronto, Canada and Louisville, Colorado to its facilities in Illinois as part of its strategic plan to streamline the Company, to reduce the monthly cash burn rate and to facilitate communications and development activities. The Toronto facility had been responsible for the research and development of the Company’s patented Adaptive Notch Filter (ANF™). The Colorado facility had been responsible for the research and development of the Company’s patented thin-film, tower mount high temperature superconductor products. The Company believes that the integration of these resources into one facility will decrease costs, improve communications and speed up product development, particularly for hybrid products. As a result of these actions, the Company expects to record a restructuring charge in the range of $1.0 million to $2.0 million in the three month period ending December 31, 2001 representing employee costs and other costs to transfer the facilities.

        On November 6, 2001, the Company borrowed an aggregate of $9.425 million from Elliott Associates, L.P. (“Elliott”) and Alexander Finance, L.P. (“Alexander”), both majority stockholders in the Company, in the form of promissory notes. The promissory notes accrue interest at a rate of 14% per annum (compounded annually), with a due date of March 31, 2003, are secured by all of the assets of the Company and are guaranteed by the Company’s wholly-owned subsidiaries, Illinois Superconductor Canada Corporation and Spectral Solutions, Inc. During the first quarter of 2001, the Company filed with the SEC a registration statement to conduct a rights offering to the Company’s existing stockholders and sell up to $20 million in common stock rights on a non-dilutive basis. The notes issued to Elliott and Alexander contain an “Event of Default” that is triggered if the Company does not raise at least $15 million in a rights offering before March 5, 2002. Therefore, the Company has determined to proceed with the rights offering, although as of date of this filing, the Company has not determined the terms of the rights offering.

        During November 2001, the Company received a $1.1 million follow-on order from Verizon Wireless for its ANF and HTS units for delivery during the first quarter of 2002.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

General

        The following is a discussion and analysis of the historical results of operations and financial condition of the Company and factors affecting the Company’s financial resources. This discussion should be read in conjunction with the financial statements, including the notes thereto, set forth herein under “Part I. — Financial Information” and “Item 1. Financial Statements” and in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2000. This discussion contains forward-looking statements which involve certain risks, uncertainties and contingencies which could cause the Company’s actual results, performance or achievements to differ materially from those expressed, or implied, by such forward-looking statements. Such factors include those described in “Risk Factors” included in the Company’s Annual Report on Form 10-K/A and other filings with the Securities and Exchange Commission. The forward-looking statements included in this report may prove to be inaccurate. In light of the significant uncertainties inherent in these forward-looking statements, you should not consider this information to be a guarantee by the Company or any other person that our objectives and plans will be achieved.

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

Results of Operations

Three Months Ended September 30, 2001 and 2000

        The Company’s net sales increased $68,000, or 309%, to $90,000 for the three months ended September 30, 2001 from $22,000 for the same period in 2000. This increase was primarily due to increased sales of HTS products, including prototypes, during the period to customers in Japan and domestically.

        Cost of sales decreased by $2,000, or less than 1%, to $485,000 for the three months ended September 30, 2001 from $487,000 for the same period in 2000.

        The Company’s research and development expenses increased by $979,000, or 102%, to $1,939,000 for the three months ended September 30, 2001, from $960,000 for the same period in 2000. These expenses were higher primarily due to the acquisitions of Spectral Solutions, Inc. (“SSI”) in August 2000 and of certain assets of the ANF business of Lockheed Martin Canada, Inc. (the “ANF Business”) in December 2000, as well as substantially increased prototype development costs, including those for 2.5G and 3rd Generation wireless systems.

        Selling and marketing expenses increased by $526,000, or 146%, to $887,000 for the three months ended September 30, 2001, from $361,000 for the same period in 2000. The increase in these expenses was due to the Company increasing its sales and marketing personnel by approximately 130% during the fourth quarter of 2000 and the first quarter of 2001.

        General and administrative expenses increased by $426,000, or 26%, to $2,060,000 for the three months ended September 30, 2001, from $1,634,000 for the same period in 2000. This increase was primarily attributable to an increase in non-cash compensation charges and in professional costs including legal fees incurred in connection with the Siegler litigation and the patent infringement litigation. See Note 5 to the Notes to the Financial Statements.

        Non-cash interest expense was eliminated due to the conversion of certain of the Company’s senior convertible notes into shares of common stock in late 2000. The non-cash interest expense was $1,615,000 for the three months ended September 30, 2000.

        Goodwill amortization increased by $229,000 to $509,000 for the three months ended September 30, 2001 from $280,000 for the same period in 2000. The increase in goodwill amortization was due to the Company’s acquisition of the ANF Business in December 2000 as well as the goodwill amortization related to the SSI acquisition in August 2000.

Nine Months Ended September 30, 2001 and 2000

        The Company’s net sales increased $1,767,000, or 845%, to $1,976,000 for the nine months ended September 30, 2001 from $209,000 for the same period in 2000. This increase was primarily due to increased sales of the ANF products, the sale of HTS products following a field trial with Verizon Wireless and other additional sales of HTS products both internationally and domestically. The Company anticipates its unit volume for the year ended 2001 to be in excess of the unit volume compared to the year ended 2000 due to existing and/or anticipated customer orders.

        Cost of sales increased by $1,460,000, or 100%, to $2,926,000 for the nine months ended September 30, 2001 from $1,466,000 for the same period in 2000. The increase in cost of sales was due to the increase in sales volume as discussed above. Additionally, reserves for inventory obsolescence and warranty were $538,000 and $269,000, respectively, as of September 30, 2001, compared to $615,000 and $298,000, respectively, as of December 31, 2000. These reserves are based on experience, the number of units in the field and related warranty terms, any disposition of obsolete inventory, and the estimates of management.

        The Company’s research and development expenses increased by $3,644,000, or 184%, to $5,624,000 for the nine months ended September 30, 2001, from $1,980,000 for the same period in 2000. These expenses were higher primarily due to the acquisitions of SSI and the ANF Business in 2000, as well as substantially increased prototype development costs, including those for 2.5G and 3rd Generation wireless systems. Management expects that the restructuring activities, discussed above, will decrease research and development expenses in the near term below levels that would otherwise have been experienced in future periods. See Note 6 to the Notes to the Financial Statements.

        Selling and marketing expenses increased by $1,920,000, or 252%, to $2,681,000 for the nine months ended September 30, 2001, from $761,000 for the same period in 2000. The increase in these expenses was due to the Company increasing its sales and marketing personnel by approximately 130% during the fourth quarter of 2000 and the first quarter of 2001.

        General and administrative expenses increased by $1,169,000, or 28%, to $5,370,000 for the nine months ended September 30, 2001, from $4,201,000 for the same period in 2000. This increase was primarily attributable to an increase in non-cash compensation charges and in professional costs including legal fees. Management expects that the restructuring activities, discussed above, will decrease general and administrative expenses in the near term below levels that would otherwise have been experienced in future periods. See Note 6 to the Notes to the Financial Statements.

        Non-cash interest expense was eliminated due to the conversion of certain of the Company’s senior convertible notes into shares of common stock in late 2000. The non-cash interest expense was $3,099,000 for the nine months ended September 30, 2000.

        Goodwill amortization increased by $1,248,000 to $1,528,000 for the nine months ended September 30, 2001 from $280,000 for the same period in 2000. The increase in goodwill amortization was due to the Company’s acquisition of the ANF Business in December 2000 as well as the acquisition of SSI in August 2000.

Liquidity and Capital Resources

        At September 30, 2001, the Company’s cash and cash equivalents were $2,035,000, a decrease of $419,000 from the balance at December 31, 2000 of $2,454,000 and a decrease of $4,170,000 from June 30, 2001. This decrease was due to operating expenses in excess of the settlement funds received as described below, less legal fees resulting from the Siegler litigation and patent infringement litigation.

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

        The Company had previously filed a $50 million universal shelf offering registration statement in the first quarter of 2001, and then entered into an agreement with Paul Revere Capital Partners, Ltd., whereby Paul Revere Capital Partners committed to acquire up to $20 million of the Company’s common stock over a 24-month period, upon demand by the Company, subject to the conditions contained in the purchase agreement. Pursuant to this facility, the Company may, at its discretion, sell shares of its common stock to Paul Revere Capital Partners at a purchase price per share which is equal to 94% of the average weighted volume price over a 22 day period. Each draw down is limited to the lesser of $4 million or 20% of the trading volume over a specified period of time. The Company will also issue a warrant to Paul Revere Capital Partners to purchase a number of shares of common stock equal to 0.5% of the shares issued in each draw down. The Company also agreed to pay its placement agent a fee equal to 4% of each draw down and issue a warrant to the placement agent to purchase a number of shares of common stock equal to 0.5% of the shares issued in each draw down. Subsequent to entering into this agreement, the SEC issued an interpretive release that requires the Company to amend the registration statement to include the purchase agreement prior to drawing down on this facility. Due to the depressed stock price and reduced trading volume, there is no assurance that this facility will be an effective source of capital. As of September 30, 2001, the Company had not amended the registration statement nor had it drawn down on this facility.

        On November 6, 2001, the Company issued an aggregate of $9.425 million 14% notes due March 2003 to its two largest stockholders Elliott and Alexander. The Company used $4.925 million of the proceeds to pay the settlement to Mr. Siegler and the remainder of the proceeds will be used for working capital and other general corporate purposes. See Note 6 to the Notes to the Financial Statements.

        The Company also filed with the SEC, during the first quarter of 2001, a rights offering registration statement which provides the Company with the ability to sell common stock rights for up to $20 million to the Company’s existing stockholders on a non-dilutive basis. The notes issued to Elliott and Alexander contain an “Event of Default” that is triggered if the Company does not raise at least $15 million in a rights offering before March 5, 2002. Therefore, the Company has determined to proceed with the rights offering, although as of date of this filing, the Company has not determined the terms of the rights offering.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

        See Notes 5 and 6 of the Notes to the Financial Statements included Part I of this Quarterly Report.

Item 5. Other Information.

        On August 22, 2001, Stuart C. Van Wagenen was elected to the Board of Directors of the Company to fill a Class III seat previously held by Richard Herring.

        On September 25, 2001, the Company announced that it has appointed Patrick Farfan Associates Limited, a provider of integrated site implementation services to top names in the wireless communications industry throughout the United Kingdom, Ireland and Europe, as its exclusive distributor in the United Kingdom and the Republic of Ireland.

        On October 17, 2001, the Company announced that it has appointed Roger Boivin as President and Chief Operating Officer of the Company. Mr. Boivin is a veteran of the wireless communications industry with experience at Nortel Networks, Ericsson and recently as President of COM DEV Wireless, a volume manufacturer of filter and front-end equipment for the wireless industry worldwide.

Item 6. Exhibits and Reports on Form 8-K.

        (a)  Exhibits: A list of exhibits is set forth in the Exhibit Index found on page 16 of this report.

        (b)  Reports on Form 8-K:

        On July 10, 2001, the Company filed a report on Form 8-K, announcing under Item 5 that it had appointed PT InfoAsia Teknologi Global Tbk as its exclusive distributor in the ASEAN which includes the countries of Indonesia, Malaysia, Thailand, Singapore and the Philippines.

        On July 17, 2001, the Company filed a report on Form 8-K, announcing under Item 5 that it had filed suit against Conductus Inc. and Superconductor Technologies, Inc. for infringement of ISCO’s recently issued U.S. Patent No. 6,263,215, entitled “Cryoelectronically Cooled Receiver Front End for Mobile Radio Systems”.

        On August 9, 2001, the Company filed a report on Form 8-K, announcing under Item 5 that it had sold 12 Cryogenic Receiver Front-end Systems and four Adaptive Notch Filter Systems to Verizon Wireless.

        On August 23, 2001, the Company filed a report on Form 8-K, announcing under Item 5 that on August 22, 2001, the jury in the Siegler litigation reached a verdict in favor of Mr. Siegler in the amount of $6.7 million.

        On September 17, 2001, the Company filed a report on Form 8-K, announcing under Item 5 that it will be seeking triple damages plus attorney’s fees from Conductus, Inc. and Superconductor Technologies, Inc. in a patent infringement action (U.S. Patent No. 6,263,215).

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of November, 2001.

ISCO International, Inc.

By:	/s/	George Calhoun

George Calhoun Chief Executive Officer (Principal Executive Officer)

By:	/s/	Charles F. Willes

Charles F. Willes Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

10.43	Employment Agreement with Charles F. Willes
10.44	Employment Agreement with Roger Boivin
10.45	Employment Agreement with Dennis Craig
99.1	Press Release dated November 12, 2001 announcing the consolidation of the Colorado facility to Illinois.