Form 10-Q
period 2002-03-31
ILLINOIS SUPERCONDUCTOR CORPORATION
filed 2002-05-15
CIK 888693

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

     (Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended March 31, 2002.

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                           to

Commission file number: 000-22302

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

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 1, 2002

Common Stock, par value $0.001 per share	147,836,927
Preferred Stock Purchase Rights

PART I. FINANCIAL INFORMATION	1
Item 1. Financial Statements	1
Condensed Consolidated Balance Sheets as of March 31, 2002 (unaudited) and December 31, 2001
Condensed Consolidated Statements of Operations (unaudited ) for the three months ended March 31, 2002 and 2001
Condensed Consolidated Statements of cash flows (unaudited) for the three months ended March 31, 2002 and 2001
Notes to the condensed consolidated financial statements
Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations	7
Item 3. Quantitative and Qualitative Disclosures About Market Risk	10
PART II. OTHER INFORMATION	10
Item 1. Legal Proceedings	10
Item 6. Exhibits and Reports on Form 8-K	11

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ISCO INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2002	2001

	(unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$6,066,076	$1,720,697
Inventories	992,121	1,682,669
Accounts receivable, net	1,697,541	234,850
Prepaid expenses and other	314,355	456,818

Total current assets	9,070,093	4,095,034
Property and equipment:
Property and equipment	8,994,097	9,286,725
Less: accumulated depreciation	(6,978,326)	(6,991,050)

Net property and equipment	2,015,771	2,295,675
Restricted certificates of deposit	266,344	263,094
Intangible assets, net	14,273,617	14,273,292
Other assets, net	—	—

Total assets	$25,625,825	$20,927,095

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$14,887	$537,636
Accrued liabilities	1,457,772	2,690,639
Current debt	—	208,094

Total current liabilities	1,472,659	3,436,369
Other long-term debt, less current portion	—	9,425,000
Deferred occupancy costs	90,407	90,507
Stockholders’ equity:
Preferred stock; 300,000 shares authorized; No shares issued and outstanding at March 31, 2002 and December 31, 2001	—	—

Common stock ($.001 par value); 250,000,000 shares authorized; 147,836,927 and 107,905,231 shares issued and outstanding at March 31, 2002 and December 31, 2001, respectively	147,837	107,905
Additional paid-in capital (net of unearned compensation)	157,557,176	137,729,512
Accumulated deficit	(133,642,254)	(129,862,198)

Total stockholders’ equity	24,062,759	7,975,219

Total liabilities and stockholders’ equity	$25,625,825	$20,927,095

NOTE: The condensed consolidated balance sheet as of December 31, 2001 has been derived from the audited financial statements for that date, but does not include all of the information and accompanying notes required by generally accepted accounting principles for complete financial statements.

See the accompanying Notes which are an integral part of the Condensed Consolidated Financial Statements.

ISCO INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,

	2002	2001

Net sales	$1,563,119	$511,969
Costs and expenses:
Cost of sales	1,538,151	803,880
Research and development	778,092	1,716,682
Selling and marketing	698,211	823,009
General and administrative	2,181,549	1,408,962
Goodwill amortization	—	509,499

Total costs and expenses	5,196,003	5,262,032

Operating loss	(3,632,884)	(4,750,063)
Other income (expense):
Interest income	21,430	19,248
Non-cash interest expense on Senior Convertible Notes	—	—
Interest expense	(168,602)	(24,102)
Other income, net	—	7,493

	(147,172)	2,639

Loss before extraordinary item	(3,780,056)	(4,747,424)
Extraordinary item — debt extinguishment	—	—

Net loss	$(3,780,056)	$(4,747,424)

Basic and diluted loss per share	$(0.03)	$(0.04)

Weighted average number of common shares outstanding	129,202,136	107,742,274

See the accompanying Notes which are an integral part of the Condensed Consolidated Financial Statements.

ISCO INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,

	2002	2001

Operating Activities:
Net loss	$(3,780,056)	$(4,747,424)
Adjustments to reconcile net loss to net cash used in operating activities:
Extraordinary item — debt extinguishment	—	—
Depreciation and amortization	217,645	731,321
Non-cash interest expense on Senior Convertible Notes	—	—
Non-cash compensation expense	102,300	191,006
Changes in operating assets and liabilities	(2,473,490)	(161,986)

Net cash used in operating activities	(5,933,601)	(3,987,083)

Investing Activities:
(Increase)/Decrease in restricted certificates of deposit	(3,250)	(62,166)
Payment of patent costs	(22,745)	(108,512)
Acquisition of property and equipment	(35,321)	(130,380)

Net cash provided by (used in) investing activities	(61,316)	(301,058)

Financing Activities:
Proceeds from Shareholder Rights Offering	19,764,985	—
Proceeds from short-term loan	—	2,000,000
Exercise of stock options	311	15,472
Exercise of warrants	—	—
Payments on other long-term debt	(9,425,000)	(8,698)

Net cash provided by financing activities	10,340,296	2,006,774

Increase/(Decrease) in cash and cash equivalents	4,345,379	(2,281,367)
Cash and cash equivalents at beginning of period	1,720,697	2,453,845

Cash and cash equivalents at end of period	$6,066,076	$172,478

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

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of results for the interim periods have been included. These financial statement and notes included herein should be read in conjunction with the Company’s audited financial statement and notes for the year ended December 31, 2001 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter of for the entire year ending December 31, 2002. For further information, refer to the financial statements, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Recent Accounting Pronouncements

     On July 20, 2001, the FASB issued Statement of Financial Accounting Standards No.141 (“SFAS No. 141”), “Business Combinations”, and Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Intangible Assets”. SFAS No. 141 is effective for all business combinations completed after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of such Statement apply to goodwill and other intangible assets acquired between July 1, 2001, and the effective date of SFAS No. 142. Major provisions of these Statements and their effective dates for the Company are as follows:

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

     As of December 31, 2001, the Company does not have any intangible assets recorded on the books, and therefore will not be currently affected by SFAS No. 141 or SFAS No. 142.

     During 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to address significant implementation issues related to SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and to develop a single accounting model to account for long-lived assets to be disposed of. SFAS 144 carries over the recognition and measurement provisions of SFAS 121. Accordingly, an entity should recognize an impairment loss if the carrying amount of a long-lived asset or asset group (a) is not recoverable and (b) exceeds its fair value. Similar to SFAS 121, SFAS 144 requires an entity to test an asset or asset group for impairment whenever events or circumstances indicate that its carrying amount may not be recoverable. SFAS 144 provide guidance on estimating future cash flows to test recoverability. SFAS 144 includes criteria that have to be met for an entity to classify a long-lived asset or asset group as held for sale. However, if the criteria to classify an asset as held for sale are met after the balance sheet date but before the issuance of the financial statements, the asset group would continue to be classified as held and used in those financial statements when issued, which is a change from current practice. The measurement of a long-lived asset or asset group classified as held for sale is at the lower of its carrying amount of fair value less cost to sell. Expected future losses associated with the operations of a long-lived asset or asset group classified as held for sale are excluded from that measurement.

     SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. However, the provisions of SFAS 144 related to assets to be disposed of are effective for disposal activities initiated by an entity’s commitment to a plan after the effective date or after the Statement are initially applied.

Note 2 — Net Loss Per Share

     The Company follows SFAS No. 128, “Earnings Per Share,” which requires a dual presentation of “basic” and “diluted” earnings per share on the face of the statements of operations. Basic and diluted net loss per share is computed based on the weighted average number of common shares outstanding. Common shares issuable upon the exercise of options are not included in the per share calculations since the effect of their inclusion would be antidilutive.

Note 3 — Inventories

     Inventories consisted of the following:

	March 31, 2002	December 31, 2001

Raw materials	$739,000	$768,000
Work in process	100,000	659,000
Finished product	153,000	256,000

	$992,000	$1,683,000

     Inventories are stated net of reserves of $535,000 and $605,000 at March 31, 2002 and December 31, 2001, respectively.

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

     On May 10, 1999, the Company re-priced certain stock options granted to employees and in accordance with US GAAP, at that time, the Company accounted for the re-priced stock options as “fixed”. As a result of adopting FIN 44, the Company is required to apply variable accounting to these options. If the market price of the Company’s common stock increases above the July 1, 2000 market price, the Company will have to recognize additional compensation expense equal to the increase in stock price multiplied by the number of re-priced options. No additional expense will be recognized if the stock does not exceed the July 1, 2000 value. However, the impact cannot be determined at this time as it is dependent on the change in the market price of the common stock from July 1, 2000 until the stock options are exercised, forfeited, or expire unexercised. Because the stock price on March 31, 2002 was below that of July 1, 2000, no expense has been recognized during the period.

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

     On July 17, 2000, the Company granted an option to a non-employee advisor, in connection with the establishment of a sales office in Japan, to purchase 200,000 shares of common stock at $4.9375 per share, the closing price of the common stock on the date of the grant. Since the stock option was granted to a non-employee, the Company accounts for this grant under FAS 123. According to the Black-Scholes valuation model, the value of the option was $4.53 per share. The option vested 25% immediately, with the balance vesting pro-rata over a three-year period. $906,000 of non-cash compensation expense is to be amortized during the life of the options, with $499,000 expensed through the third quarter of 2001 (cumulative).

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

     During the first three months of 2002, the Company’s board of directors granted 87,000 new stock options to the Company’s employees, including officers (option prices are generally set at the closing price of the Company’s common stock as of the date of each respective grant).

Note 5 – Subsequent Events

     During April, 2002, the Board of Directors voted to reprice certain “out of the money” employee stock options. This incentive requires employees to remain with the Company for at least a six-month period subsequent to the repricing. The new strike price was set at $0.81 per share. To the extent the Company’s common stock exceeds $0.81 per share, the Company would report a non-cash compensation charge. This charge may increase or be reversed in future periods, based on the price of the Company’s common stock.

     During April, 2002, the Company asked its shareholders to authorize the Board of Directors to effect a reverse stock split, or not, at the Board’s discretion. Additional information regarding this proposal is contained in the definitive proxy statement as filed with the SEC on April 30, 2002, and subsequently mailed to the Company’s shareholders.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

General

     The following is a discussion and analysis of the historical results of operations and financial condition of the Company and factors affecting the Company’s financial resources. This discussion should be read in conjunction with the financial statements, including the notes thereto, set forth herein under “Part I. - Financial Information” and “Item 1. Financial Statements” and in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. This discussion contains forward-looking statements which involve certain risks, uncertainties and contingencies which could cause the Company’s actual results, performance or achievements to differ materially from those expressed, or implied, by such forward-looking statements. Such factors include those described in “Risk Factors” included in the Company’s Annual Report on Form 10-K. The forward-looking statements included in this report may prove to be inaccurate. In light of the significant uncertainties inherent in these forward-looking statements, you should not consider this information to be a guarantee by the Company or any other person that our objectives and plans will be achieved.

     The Company provides a wide array of interference-management solutions for the wireless telecommunications industry. The Company uses both our patent-pending and proprietary adaptive notch filter (“ANF”™) technology and our patented and proprietary high temperature superconductor (“HTS”) technology to monitor and suppress in-band and out-of-band interference in a wireless base station.

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

Results of Operations

Three Months Ended March 31, 2002 and 2001

     The Company’s net sales increased $1,051,000, or 205%, to $1,563,000 for the three months ended March 31, 2002 from $512,000 for the same period in 2001. This increase was primarily due to increased shipments of ANF™ products, including fulfillment of the previously announced Verizon Wireless follow-on order (both ANF™ and HTS systems). The Company anticipates its revenue during the second quarter to be less than the first quarter, attributable to the timing and related deliveries of existing and/or anticipated future orders.

     Cost of sales increased by $734,000, or 91%, to $1,538,000 for the three months ended March 31, 2002 from $804,000 for the same period in 2001. The increase in cost of sales was due to the increase in sales volume.

     The Company’s research and development expenses decreased by $939,000, or 55%, to $778,000 for the three months ended March 31, 2002, from $1,717,000 for the same period in 2001. The consolidation of the Colorado and Canadian facilities into the Mount Prospect facility, as well as other cost control measures, were the primary reason for this reduction.

     Selling and marketing expenses decreased by $125,000, or 15%, to $698,000 for the three months ended March 31, 2002, from $823,000 for the same period in 2001. This decrease was due to cost reductions implemented during 2001.

     General and administrative expenses increased by $773,000, or 55%, to $2,182,000 for the three months ended March 31, 2002, from $1,409,000 for the same period in 2001. This increase was primarily attributable to an increase in legal expenses related to the ongoing patent litigation. Exclusive of legal costs, general and administrative expenses decreased slightly during the first quarter 2002, as compared to the first quarter 2001.

     Goodwill amortization, resulting from acquisitions by the Company in 2000, was $509,000 for the three months ended March 31, 2001. No such charge was recognized during 2002 due to the change in accounting pronouncements further detailed in Note 1.

Liquidity and Capital Resources

     At March 31, 2002, the Company’s cash and cash equivalents were $6,066,000, an increase of $4,345,000 from the balance at December 31, 2001 of $1,721,000. This increase was primarily due to the Shareholder Rights Offering that raised approximately $20 million during February, 2002, less $9.8 million of debt and accrued interest that was repaid and the payment of various accrued and operating expenses.

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

     The Company completed a Shareholder Rights Offering which allowed the Company to sell common stock rights for up to $20 million to the Company’s existing shareholders on a non-dilutive basis. This Shareholder Rights Offering was completed on February 15, 2002 and raised approximately $20 million, of which, approximately $9.8 million was used to retire the Company’s outstanding debt and related accrued interest.

     The Company’s Common Stock was de-listed from trading on the NASDAQ National Market in June 1999 due to the Company’s inability to meet, at that time, the net tangible assets requirement for continued listing. The Common Stock is now traded in the over-the-counter market and quoted on the National Association of Securities Dealers, Inc. electronic bulletin board. This may not provide the same liquidity for the trading of securities as the NASDAQ National Market. The Company has applied for listing on The American Stock Exchange, however, in order to be eligible for listing on AMEX, the Company must have and maintain, among other criteria, a minimum bid price of $3.00. The Company’s Common Stock has not traded above $3.00 since November 2000. The board of directors unanimously adopted resolutions approving, and recommending to the Company’s stockholders for their approval a reverse stock split for the purpose of increasing the market price of the Company’s Common Stock and seeking approval of the Company’s application to list its Common Stock on AMEX. There is no guarantee that the Company’s application for listing will be approved.

     The Company may augment its existing capital position through existing funding mechanisms identified and through other strategic sources of capital. Although the Company believes it has sufficient capital resources available to meet its obligations beyond the end of the current fiscal year, there is no guarantee that future events will conform with its business plan, or the funding mechanisms identified will allow the Company to access additional funds.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     The Company does not have any material market risk sensitive instruments.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Laves Litigation

     On July 17, 2000 Edward W. Laves filed an action (the “Complaint”) in the Law Division of the Circuit Court of Cook County , Illinois, against the Company and three of its directors (George Calhoun, Samuel Perlman, and Mark Brodsky) charging the Company with constructive termination under and in breach of plaintiff’s employment agreement, and with violation of the Illinois Wage Payment and Collection Act. Plaintiff seeks damages “estimated to exceed $12 million.” The Company filed an appearance on behalf of all Defendants on October 3, 2000. On October 6, 2000, the Company filed on Defendants’ behalf a Motion to Dismiss the Complaint. On January 22, 2001, the court issued an order granting our Motion to Dismiss the claims against the Individual Defendants, but denied our Motion to Dismiss with respect to claims against the Company. On February 21, 2001, Plaintiff filed a Motion to reconsider the court’s dismissal of claims against the Individual Defendants. On March 13, 2001, we filed an Answer to the Complaint and a Memorandum in Opposition to this Motion to Reconsider. By order dated March 15, 2001, the court allowed Laves leave to file an amended Motion to Reconsider, which the Plaintiff filed on April 5, 2001, along with a motion to dismiss one of the Company’s affirmative defenses. Following a substitution of judges and a hearing on August 9, 2001, the court granted Plaintiff’s motion to dismiss one of the Company’s affirmative defenses and ordered the case transferred back to the judge originally assigned to the case for the limited purposes of ruling on Plaintiff’s amended motion to reconsider the dismissal of claims against the Defendants. On September 7, 2001, following a hearing, the Judge denied Plaintiff’s amended motion to reconsider and entered an order retaining jurisdiction of the matter for 30 days. On November 9, 2001, the Judge granted Plaintiff leave to file his First Amended Count II. On November 11, 2001, Plaintiff filed his amended pleading. On January 31, 2002, Plaintiff filed a corrected “Unified Complaint.” On February 15, 2002, all Defendants filed their Answers to the Unified Complaint. On March 5, 2002, the individual defendants served their answers to Plaintiff’s interrogatories and responses to Plaintiff’s discovery requests. Oral discovery is to be completed by June 19, 2002. No trial date is set. ISCO considers these claims without merit and intends to defend against them vigorously.

Patent Litigation

     In July 2001, the Company filed suit in the United States District Court for the District of Delaware against Conductus, Inc. and Superconductor Technologies, Inc. alleging infringement of U.S. Patent No. 6,263,215, entitled “Cryoelectronically Cooled Receiver Front End for Mobile Radio Systems”. This suit alleges that Conductus’ and Superconductor Technologies’ base station front-end systems containing cryogenically cooled superconducting filters infringe this patent. The Company is seeking a permanent injunction enjoining Conductus and Superconductor Technologies from marketing, selling or manufacturing these products, as well as triple damages and attorneys fees. Conductus and

     Superconductor Technologies have denied these allegations and asked the court to enter a judgment that the patent is invalid and not infringed. Conductus and Superconductor Technologies have amended their respective answers and counterclaims to the Company’s complaint in order to assert the defenses of inequitable conduct and prosecution laches and a counterclaim for a declaration that the patent is unenforceable based on these defenses. Conductus and Superconductor Technologies have also asserted federal and state law counterclaims, including claims of unfair competition. Conductus and Superconductor Technologies are seeking both compensatory and punitive damages as well as attorneys fees and costs.

     On March 26, 2002, the Company replied to Conductus’ and Superconductor Technologies’ Second Amended Answer and Counterclaims and filed counterclaims alleging that Conductus and Superconductor Technologies also infringe U.S. Patent No. 6,104,934 entitled “Cryoelectronic Receiver Front End” and U.S. Patent No. 6,205,340 B1 entitled “Cryoelectronic Receiver Front End For Mobile Radio Systems”. On April 17, 2002, the court dismissed these counterclaims without prejudice to the Company’s right to assert these counterclaims in a separate action.

     The Company is now engaged in the discovery stage of the proceedings. This case is scheduled for a jury trial in January 2003.

     In November 2001, the Company filed suit against Dobson Communications, Inc. for allegedly infringing this patent. The action has been stayed, per agreement between the parties, until resolution of the matter between the Company and Conductus and Superconductor Technologies. The parties have agreed that Dobson Communications will be bound by any and all final, non-appealable determinations, holdings or findings with respect to all liability issues in the Company’s case against Conductus.

     The Company intends to continue to prosecute these claims vigorously against Conductus and Superconductor Technologies and defend against counterclaims in this litigation. The Company believes the patent to be valid, the counterclaims asserted against the Company to be without merit, and that it is in the best interests of the Company and its shareholders to pursue this matter vigorously.

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits: A list of exhibits is set forth in the Exhibit Index found on page 12 of this report.

     (b)  Reports on Form 8-K:

     On February 4, 2002, the Company filed a report on Form on 8-K, which announced under Item 5 that its principal shareholders have committed to participate fully in the company’s Shareholder Rights Offering and that the expiration of the subscription rights was extended to February 15, 2002.

     On February 22, 2002, the Company filed a report on Form on 8-K, which announced under Item 5 the expiration of its Shareholder Rights Offering on Friday February 15, 2002 at 5:00 p.m. EST.

     On February 28, 2002, the Company filed a report on Form on 8-K, which announced under Item 5 the execution of an amendment to the Rights Agreement between the Company and La Salle Bank National Association, as Rights Agent.

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of May, 2002.

ISCO International, Inc.

By:	/s/ George Calhoun
George Calhoun Chief Executive Officer (Principal Executive Officer)

By:	/s/ Frank Cesario
Frank Cesario Acting Chief Financial Officer(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

4.1	Amendment No. 1 dated February 13, 2002 to the Rights Agreement dated as of February 9, 1996, between ISCO International, Inc. and La Salle Bank National Association, as Rights Agent, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 28, 2002.