Form 10-Q
period 2002-06-30
ILLINOIS SUPERCONDUCTOR CORPORATION
filed 2002-08-14
CIK 888693

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2002.

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                      to

Commission file number   000-22302

ISCO INTERNATIONAL, INC.
(Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	36-3688459 (I.R.S. Employer Identification No.)

451 Kingston Court Mt. Prospect, Illinois (Address of Principal Executive Offices)	60056 (Zip Code)

Registrant’s Telephone Number, Including Are Code     (847) 391-9400

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes       No

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, par value $0.001 per share Preferred Stock Purchase Rights	Outstanding at July 1, 2002 147,944,927

Part I. Financial Information
Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of June 30, 2002 (unaudited) and December 31, 2001
Condensed Consolidated Statements of Operations (unaudited) for the three months ended June 30, 2002 and 2001, and the six months ended June 30, 2002 and 2001
Condensed Consolidated Statement of Stockholders’ Equity (unaudited) for the six months ended June 30, 2002
Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2002 and 2001
Notes to condensed consolidated financial statements (unaudited)
Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Part II. Other Information
Item 1. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits and Reports on Form 8-K
Certification

PART I. FINANCIAL INFORMATION	1

Item 1. Financial Statements	1
Condensed Consolidated Balance Sheets as of June 30, 2002 (unaudited) and December 31, 2001
Condensed Consolidated Statements of Operations (unaudited) for the three months ended June 30, 2002 and 2001, and the six months ended June 30, 2002 and 2001
Condensed Consolidated Statement of Stockholders’ Equity (unaudited) for the six months ended June 30, 2002
Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2002 and 2001
Notes to condensed consolidated financial statements (unaudited)

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations	8
Item 3. Quantitative and Qualitative Disclosures About Market Risk	11

PART II. OTHER INFORMATION	11

Item 1. Legal Proceedings	11
Item 4. Submission of Matters to a Vote of Security Holders	13
Item 6. Exhibits and Reports on Form 8-K	14

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements.

ISCO INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2002	2001

	(unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$3,869,526	$1,720,697
Inventories	1,241,253	1,682,669
Accounts receivable, net	309,042	234,850
Prepaid expenses, settlement receivable, and other	191,408	456,818

Total current assets	5,611,229	4,095,034
Property and equipment:
Property and equipment	8,928,736	9,286,725
Less: accumulated depreciation	(7,129,551)	(6,991,050)

Net property and equipment	1,799,185	2,295,675
Restricted certificates of deposit	269,594	263,094
Intangible assets, net	14,327,412	14,273,292
Other assets, net	—	—

Total assets	$22,007,420	$20,927,095

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$432,501	$537,636
Accrued liabilities	1,418,579	2,781,146
Current debt	—	208,094

Total current liabilities	1,851,080	3,526,876
Other long-term debt, less current portion	—	9,425,000

Stockholders’ equity:
Preferred stock; 300,000 shares authorized; No shares issued and outstanding at June 30, 2002 and December 31, 2001	—	—
Common stock ($.001 par value); 250,000,000 shares authorized; 147,944,927 and 107,905,231 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively	147,945	107,905
Additional paid-in capital (net of unearned compensation)	157,659,368	137,729,512
Accumulated deficit	(137,650,973)	(129,862,198)

Total stockholders’ equity	20,156,340	7,975,219

Total liabilities and stockholders’ equity	$22,007,420	$20,927,095

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

ISCO INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net sales	$134,241	$1,374,154	$1,697,360	$1,886,123

Costs and expenses:
Cost of sales	588,734	1,637,850	2,126,885	2,441,730
Research and development	920,254	1,969,215	1,698,346	3,685,897
Selling and marketing	637,280	970,255	1,335,491	1,793,264
General and administrative	2,028,937	1,900,254	4,210,486	3,309,216
Goodwill amortization	—	509,499	—	1,018,998

Total costs and expenses	4,175,205	6,987,073	9,371,208	12,249,105

Operating loss	(4,040,964)	(5,612,929)	(7,673,848)	(10,362,982)

Other income (expense):
Interest income	32,244	77,952	53,675	97,200
Other interest expense	—	(5,580)	(168,602)	(29,682)
Other income (expense), net	—	11,988	—	19,481

	32,244	84,360	(114,927)	86,999

Net loss	$(4,008,720)	$(5,528,559)	$(7,788,775)	$(10,275,983)

Basic and diluted loss per share	$(0.03)	$(0.05)	$(0.06)	$(0.10)

Weighted average number of common shares outstanding	147,942,527	107,778,883	138,623,517	107,765,375

See the accompanying Notes which are an integral part of the Condensed Consolidated Financial Statements.

ISCO INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Six Months ended June 30, 2002

(UNAUDITED)

	Common Stock
			Additional		Unearned
	Number of		Paid-In	Accumulated	Compen-
	Shares	Amount	Capital	Deficit	sation	Total

Balance at December 31, 2001	107,905,231	$107,905	$138,612,160	$(129,862,198)	$(882,648)	$7,975,219

Exercise of stock options/DSU’s; $0-0.18 per share	109,725	110	201	—	—	311
Shareholder Rights Offering, net	39,929,971	39,930	19,725,055	—	—	19,764,985
Compensation Expense for non-employee stock options/other stock compensation	—	—	13,200	—	191,400	204,600
Net Loss	—	—	—	(7,788,775)	—	(7,788,775)

Balance at June 30, 2002	147,944,927	$147,945	$158,350,616	$(137,650,973)	$(691,248)	$20,156,340

See the accompanying Notes which are an integral part of the Condensed Consolidated Financial Statements.

ISCO INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,

	2002	2001

Operating Activities:
Net loss	$(7,788,775)	$(10,275,983)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization, excluding goodwill	456,186	471,569
Goodwill amortization	—	1,018,998
Non-cash compensation expense	204,600	382,015
Changes in operating assets and liabilities	(871,162)	(980,798)

Net cash used in operating activities	(7,999,151)	(9,384,199)

Investing Activities:
(Increase) in restricted certificates of deposit	(6,500)	(65,416)
Payment of patent costs	(99,856)	(221,054)
Acquisition of property and equipment	(85,960)	(374,853)

Net cash used in investing activities	(192,316)	(661,323)

Financing Activities:
Proceeds from Shareholder Rights Offering	19,764,985	—
Proceeds from settlement, net	—	13,750,000
Exercise of stock options	311	55,798
Payments on other long-term debt	(9,425,000)	(8,698)

Net cash provided by financing activities	10,340,296	13,797,100

Increase in cash and cash equivalents	2,148,829	3,751,578
Cash and cash equivalents at beginning of period	1,720,697	2,453,845

Cash and cash equivalents at end of period	$3,869,526	$6,205,423

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

     The accompanying interim unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of results for the interim periods have been included. These interim financial statements and notes included herein should be read in conjunction with the Company’s audited financial statements and notes therein for the year ended December 31, 2001 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”). The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2002.

Recent Accounting Pronouncements

     On July 20, 2001, The FASB issued Statement of Financial Accounting Standards No. 141 (“SFAS No. 141”), “Business Combinations”, and Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Intangible Assets.” SFAS No. 141 is effective for all business combinations completed after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however , certain provisions of such Statement apply to goodwill and other intangible assets acquired between July 1, 2001, and the effective date of SFAS No. 142. Major provisions of these Statements and their effective dates for the Company are as follow:

1)	All business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.
2)	Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented, or exchanged, either individually or as a part of a related contract, assets, or liability.
3)	Goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.
4)	Effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.
5)	All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

     As of the reporting date, the Company had recorded unamortized goodwill assets resulting from the acquisitions of Spectral Solutions, Inc. and the Adaptive Notch Filter division of Lockheed Martin

Canada, Inc. during 2000. The Company has concluded that no impairment exists as of the reporting date. As mentioned elsewhere in this document, litigation is ongoing with respect to intellectual property rights between the Company and two primary competitors. These intellectual property rights were acquired as part of the Spectral Solutions, Inc. acquisition. While the Company believes its position in the matter to be both correct and strong, an adverse ruling in this litigation may cause the Company to reassess the carrying value of a material portion of the Company’s recorded goodwill asset.

     During 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to address significant implementation issues related to SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and to develop a single accounting model to account for long-lived assets to be disposed of. SFAS No. 144 carries over the recognition and measurement provisions of SFAS No. 121. Accordingly, an entity should recognize an impairment loss if the carrying amount of a long-lived asset or asset group (a) is not recoverable, and (b) exceeds its fair value. Similar to SFAS No. 121, SFAS No. 144 requires an entity to test an asset or asset group for impairment whenever events or circumstances indicate that its carrying amount may not be recoverable. SFAS No. 144 provides guidance on estimating future cash flows to test recoverability. SFAS No. 144 includes criteria that have to be met for an entity to classify a long-lived asset or asset group as held for sale. However, if the criteria to classify an asset as held for sale are met after the balance sheet date but before the issuance of the financial statements, the asset group would continue to be classified as held and used in those financial statements when issued, which is a change from current practice. The measurement of a long-lived asset or asset group classified as held for sale is at the lower of its carrying amount of fair value less cost to sell. Expected future losses associated the operations of a long-lived asset or asset group classified as held for sale are excluded from that measurement.

     SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. However, the provisions of SFAS No. 144 related to assets to be disposed of are effective for disposal activities initiated by an entity’s commitment to a plan after the effective date or after the Statement is initially applied.

Note 2 — Net Loss Per Share

     The Company follows SFAS No. 128, “Earnings Per Share,” which requires a dual presentation of “basic” and “diluted” earnings per share on the face of the statements of operations. Basic and diluted net loss per share is computed based on the weighted average number of common shares outstanding. Common shares issuable upon the exercise of options and warrants are not included in the per share calculations since the effect of their inclusion would be antidilutive. Excluded from this calculation, as indicated, were approximately 8.5 million outstanding options (both vested and unvested).

Note 3 — Inventories

     Inventories consisted of the following:

	June 30, 2002	December 31, 2001

Raw materials	$500,000	$768,000
Work in process	353,000	659,000
Finished product	388,000	256,000

	$1,241,000	$1,683,000

Note 4 — Stock Options and Equity Transactions

     On July 1, 2000, Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25” (“FIN 44”) was adopted by the Company. FIN 44 requires that stock options that have been modified to reduce the exercise price be subject to variable accounting. The Company accounts for employee stock options under APB Opinion No. 25 and non-employee stock options under Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (“SFAS No. 123”).

     On May 10, 1999, the Company re-priced certain stock options granted to employees and in accordance with US GAAP, at that time, the Company accounted for the re-priced stock options as “fixed”. As a result of adopting FIN 44, the Company is required to apply variable accounting to these options. If the market price of the Company’s common stock increases above the July 1, 2000 market price, the Company will have to recognize additional compensation expense equal to the increase in stock price multiplied by the number of re-priced options. No additional expense will be recognized if the stock does not exceed the July 1, 2000 value. However, the impact cannot be determined as it is dependent on the change in the market price of the common stock from July 1, 2000 until the stock options are exercised, forfeited, or expire unexercised. Because the stock price on June 28, 2002 was below that of July 1, 2000, no expense has been recognized during the period.

     On February 5, 2001, the Company’s board of directors authorized the re-pricing of certain “out of the money” stock options granted to employees during the calendar year of 2000 to the closing share price on such date, or $1.9375 per share. Options for a total of 2,676,000 shares of common stock were affected. This re-pricing causes these options to be subject to variable accounting as described in FIN 44. Because the stock price on June 28, 2002, was lower than the re-priced strike price no gain or loss was recognized during the period.

     On April 1, 2002, the Company’s board of directors authorized the re-pricing of certain “out of the money” stock options granted to employees. A new strike price of $0.81 per share was established, provided the respective employees remain with the Company for at least six months following the re-pricing date. As the stock price on June 28, 2002, was lower than the re-priced strike price no gain or loss was recognized during the period.

     On July 17, 2000, the Company granted an option to a non-Company advisor in connection with the establishment of a sales office in Japan to purchase 200,000 shares of common stock at $4.9375 per share, the price of the common stock on the date of the grant. According to the Black-Scholes valuation model, the value of the option was $4.53 per share. The option vested 25% immediately, with the balance vesting pro-rata over a three-year period. $906,000 of non-cash compensation expense was to be amortized during the life of the options. This arrangement was terminated during December, 2001, as a result of a change in the structure of the Japanese sales office. The cumulative compensation expense charged for these services through termination was $545,000.

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

     During the first six months of 2002, the Company’s Board of Directors granted 477,000 new stock options to the Company’s employees, including officers (option prices are generally set at the closing price of the Company’s common stock as of the date of each respective grant).

     On February 15, 2002, the Company completed a Shareholder Rights Offering. Approximately $20 million was raised from existing shareholders as of the recording date in exchange for the issuance of approximately 40 million shares of the Company’s common stock. A portion of the proceeds were then used to repay in full $9.8 million of debt and related accrued interest, as well as the payment of various other accrued expenses.

Note 5 – Debt and Financial Position

As of the reporting date, the Company had no outstanding long-term debt or short-term debt. As noted in the management discussion, the Company intends to attempt to augment its existing capital position by raising outside capital to support its operations. Without additional capital, the Company believes it has sufficient capital resources available to meet its obligations and support its operations forecast into the fourth quarter of the current fiscal year. There can be no assurance that the Company will be successful in raising the additional necessary funding.

Note 6 — Subsequent or Other Events

     During April, 2002, the Company included in its Annual Proxy Statement two proposals related to authorizing the Company’s board of directors to affect a reverse split, while retaining sole discretion to not effect a reverse split, as they deemed appropriate. A primary reason for these proposals was that a reverse split might have been required in order for the Company to list its shares on the American Stock Exchange (AMEX). During May, 2002, the Company became eligible for listing on AMEX, without affecting a reverse split, due to the adoption of a new listing standard. During June, 2002, the Company’s application for listing on AMEX was accepted, and the Company’s shares began trading under the symbol “ISO” on June 7, 2002 (the symbol for the Company’s shares on otc:bb was “ISCO”). At that time, the Company announced the removal of the reverse split provisions from consideration at its annual meeting of shareholders, which was subsequently held on June 11, 2002. In accordance with this announcement, the proposals were removed from consideration at that meeting.

     On June 17, 2002, Dr. Amr Abdelmonem, the CTO of the Company, also became the Company’s CEO. Dr. George Calhoun, who had been CEO and Chairman of the Board, remained Chairman of the Board.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

General

     The following is a discussion and analysis of the historical results of operations and financial condition of the Company and factors affecting the Company’s financial resources. This discussion should be read in conjunction with the financial statements, including the notes thereto, set forth herein under “Part I. — Financial Information” and “Item 1. Financial Statements” and in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. This discussion contains forward-looking statements which involve certain risks, uncertainties and contingencies which could cause the Company’s actual results, performance or achievements to differ materially from those expressed, or implied, by such forward-looking statements. Such factors include those described in “Risk Factors” included in the Company’s Annual Report on Form 10-K and other filings with the SEC. The forward-looking statements included in this report may prove to be inaccurate. In light of the significant uncertainties inherent in these forward-looking statements, you should not consider this information to be a guarantee by the Company or any other person that our objectives and plans will be achieved.

     The Company provides a broad range of interference-control solutions for the wireless telecommunications industry. The Company develops, manufactures and markets radio frequency “front-end” systems for wireless networks using patented and proprietary high-temperature superconductor (“HTS”) filters, cryogenic low-noise amplifiers and adaptive notch filter (“ANF”™) technologies to monitor, suppress and eliminate out-of-band and in-band interference in wireless base stations.

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

Results of Operations

Three Months Ended June 30, 2002 and 2001

     The Company’s net sales decreased $1,240,000, or 90%, to $134,000 for the three months ended June 30, 2002 from $1,374,000 for the same period in 2001. This decrease was primarily due to the shipment of a large order of ANF products during the second quarter of 2001 and the timing of deliveries relative to the second quarter of 2002. The Company anticipates its unit volume and related revenue to increase during the third and fourth quarters of 2002 as compared to both the second quarter of 2002 and related periods during 2001, due to existing and/or anticipated customer orders.

     Cost of sales decreased by $1,049,000, or 64%, to $589,000 for the three months ended June 30, 2002 from $1,638,000 for the same period in 2001. The decrease in cost of sales was due to the decrease in sales volume and certain cost control measures adopted beginning with the fourth quarter of 2001.

     The Company’s research and development expenses decreased by $1,049,000, or 53%, to $920,000 for the three months ended June 30, 2002, from $1,969,000 for the same period in 2001. The consolidation of the Colorado and Canadian facilities into the Mount Prospect facility including related headcount reduction, as well as other cost control measures, were the primary reasons for this reduction.

     Selling and marketing expenses decreased by $323,000, or 34%, to $637,000 for the three months ended June 30, 2002, from $970,000 for the same period in 2001. This decrease was due to cost reductions implemented during 2001.

     General and administrative expenses increased by $129,000, or 7%, to $2,029,000 for the three months ended June 30, 2002, from $1,900,000 for the same period in 2001. This increase was attributable to legal expenses incurred in the ongoing patent litigation. If not for this litigation, which increased by a net cost of approximately $620,000 during these respective periods, general and administrative expenses would have decreased by approximately $491,000, or 26%, from the second quarter of 2001 to the second quarter of 2002.

     Goodwill amortization, resulting from acquisitions by the Company in 2000, was $509,000 for the three months ended June 30, 2001. No such charge was recognized during 2002 due to the change in accounting pronouncements further detailed in Note 1.

Six Months Ended June 30, 2002 and 2001

     The Company’s net sales decreased $189,000, or 10%, to $1,697,000 for the six months ended June 30, 2002 from $1,886,000 for the same period in 2001. This decrease was due to the timing of deliveries during 2002 and the fulfillment of a large purchase order during the second quarter of 2001. The Company anticipates its unit volume and related revenue during the full year 2002 to exceed related figures during 2001 due to existing and/or anticipated customer orders.

     Cost of sales decreased by $315,000, or 13%, to $2,127,000 for the six months ended June 30, 2002 from $2,442,000 for the same period in 2001. The decrease in cost of sales was due to the decrease in sales volume and cost control measures adopted beginning with the fourth quarter of 2001.

     The Company’s research and development expenses decreased by $1,988,000, or 54%, to $1,698,000 for the six months ended June 30, 2002, from $3,686,000 for the same period in 2001. The consolidation of the Colorado and Canadian facilities into the Mount Prospect facility including related headcount reduction, as well as other cost control measures, were the primary reasons for this reduction.

     Selling and marketing expenses decreased by $458,000, or 26%, to $1,335,000 for the six months ended June 30, 2002, from $1,793,000 for the same period in 2001. This decrease was due to cost reductions implemented during 2001.

     General and administrative expenses increased by $901,000, or 27%, to $4,210,000 for the six months ended June 30, 2002, from $3,309,000 for the same period in 2001. This increase was attributable to legal expenses incurred in the ongoing patent litigation. If not for this litigation, which increased by a net cost of approximately $1,400,000 during these respective periods, general and administrative expenses would have decreased by approximately $499,000, or 15%, during the first six months of 2002 compared to the same period of 2001.

     Goodwill amortization, resulting from acquisitions by the Company in 2000, was $1,019,000 for the six months ended June 30, 2001. No such charge was recognized during 2002 due to the change in accounting pronouncements further detailed in Note 1.

Liquidity and Capital Resources

     At June 30, 2002, the Company’s cash and cash equivalents were $3,870,000, an increase of $2,149,000 from the balance at December 31, 2001 of $1,721,000. This increase was due to the completion of the Shareholder Rights Offering which raised approximately $20 million during February, 2002. A portion of the proceeds were then used to repay in full $9.8 million of debt and related accrued interest, as well as the payment of various other accrued expenses.

     The continuing development of, and expansion in, sales of the Company’s interference-control solutions product lines will require a commitment of substantial additional funds. The actual amount of the Company’s future funding requirements will depend on many factors, including, but not limited to: the amount and timing of future revenues, the level of product marketing and sales efforts to support the Company’s commercialization plans, the magnitude of the Company’s research and product development programs, the ability of the Company to improve product margins, the cost of additional plant and equipment for manufacturing and the costs involved in protecting the Company’s patents or other intellectual property, including the ongoing patent litigation.

     As part of its overall financing strategy, the Company filed a $50 million universal shelf offering registration statement in the first quarter of 2001, and then entered into an agreement with Paul Revere Capital Partners, Ltd., whereby Paul Revere Capital Partners committed to acquire up to $20 million of the Company’s common stock over a 24-month period, upon demand by the Company, subject to the conditions contained in the purchase agreement. Pursuant to this facility, the Company may, at its discretion, sell shares of its common stock to Paul Revere Capital Partners at a purchase price per share which is equal to 94% of the average weighted volume price over a 22 day period. Each draw down is limited to the lesser of $4 million or 20% of the trading volume over a specified period of time. The Company would also issue a warrant to Paul Revere Capital Partners to purchase a number of shares of common stock equal to 0.5% of the shares issued in each draw down. The Company also agreed to pay its placement agent a fee equal to 4% of each draw down and issue a warrant to the placement agent to purchase a number of shares of common stock equal to 0.5% of the shares issued in each draw down. Subsequent to entering into this agreement, the SEC issued an interpretive release that requires the Company to amend the registration statement to include the purchase agreement prior to drawing down on this facility. Due to the depressed stock price and reduced trading volume, there is no assurance that this facility will be an effective source of capital. As of June 30, 2002, the Company had not amended the registration statement nor had it drawn down on this facility.

     The Company’s common stock is listed on the American Stock Exchange (“AMEX”) under the symbol “ISO”. Prior to June 7, 2002, the first trading date on AMEX, the Company’s common stock was traded in the over-the-counter market and quoted on the National Association of Securities Dealers, Inc. electronic bulletin board under the symbol “ISCO”.

     The Company intends to attempt to augment its existing capital position by raising outside capital to support its operations. Without additional capital, the Company believes it has sufficient capital resources available to meet its obligations and support its operations forecast into the fourth quarter of the current fiscal year. There can be no assurance that the Company will be successful in raising the additional necessary funding.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     The Company does not have any material market risk sensitive instruments.

PART II.   OTHER INFORMATION

Item 1. Legal Proceedings.

Laves Litigation

On July 17, 2000 Edward W. Laves (the “Plaintiff”) filed an action (the “Complaint”) in the Law Division of the Circuit Court of Cook County, Illinois, against the Company and three of its directors, (George Calhoun, Samuel Perlman, and Mark Brodsky) charging the Company with constructive termination under and in breach of the Plaintiff’s employment agreement, and with violation of the Illinois Wage Payment and Collection Act. The Plaintiff seeks damages “estimated to exceed $12 million”. The Company filed an appearance on behalf of all of the Defendants on October 3, 2000. On October 6, 2000, the Company filed on Defendants’ behalf a motion to dismiss the Complaint. On January 22, 2001, the court issued an order granting our motion to dismiss the claims against the individual Defendants, but denied the motion to dismiss with respect to claims against the Company. On February 21, 2001, the Plaintiff filed a motion to reconsider the court’s dismissal of claims against the individual Defendants. On March 13, 2001, the Defendants filed an answer to the Complaint and a memorandum in opposition to the motion to reconsider. By order dated March 15, 2001, the court allowed the Plaintiff leave to file an amended motion to reconsider, which the Plaintiff filed on April 5, 2001, along with a motion to dismiss one of the Company’s affirmative defenses. Following a substitution of judges and a hearing on August 9, 2001, the court granted Plaintiff’s motion to dismiss one of the Company’s affirmative defenses and ordered the case transferred back to the judge originally assigned to the case for the limited purposes of ruling on Plaintiff’s amended motion to reconsider the dismissal of claims against the Defendants. On September 7, 2001, following a hearing, the Judge denied Plaintiff’s amended motion to reconsider and entered an order retaining jurisdiction of the matter for 30 days. On November 9, 2001 the Judge granted Plaintiff leave to file his First Amended Count II. On November 11, 2001, Plaintiff filed his amended pleading. On January 31, 2002, Plaintiff filed a corrected “Unified Complaint”. On February 15, 2002, all Defendants filed their Answers to the Unified Complaint. On March 5, 2002, the individual defendants served their answers to Plaintiff’s interrogatories and responses to Plaintiff’s discovery requests. On April 8, 2002, Laves was given leave to amend his Complaint and add Count III against the individual defendants for tortuous interference with contractual obligations. Laves seeks damages against these individuals for: (1) an amount to be provided at trial estimated to exceed $12 million; (2) $500,000 for Laves’ anxiety, mental suffering, and humiliation; (3) $500,000 for punitive damages; and (4) pre- and post- judgment interest and costs. Written discovery is to conclude by September 2, 2002; non-expert oral discovery is to conclude by November 15, 2002; no date has been set for the close of expert discovery. A status hearing is set for September 6, 2002. No trial date has been set.

The Company believes these claims to be without merit and intends to defend against them vigorously.

Patent Litigation

In July 2001, the Company filed suit in the United States District Court for the District of Delaware against Conductus, Inc. and Superconductor Technologies, Inc. alleging infringement of U.S. Patent No. 6,263,215, entitled “Cryoelectronically Cooled Receiver Front End for Mobile Radio Systems” (“the ‘215 patent”). This suit alleges that Conductus’ and Superconductor Technologies’ base station front-end systems containing cryogenically cooled superconducting filters infringe this patent. The Company is seeking a permanent injunction enjoining Conductus and Superconductor Technologies from marketing, selling or manufacturing these products, as well as triple damages and attorneys fees. Conductus and Superconductor Technologies have denied these allegations and asked the court to enter a judgment that the patent is invalid and not infringed. Conductus and Superconductor Technologies have amended their respective answers and counterclaims to the Company’s complaint in order to assert the defenses of inequitable conduct and prosecution laches and a counterclaim for a declaration that the patent is unenforceable based on these defenses. Conductus and Superconductor Technologies have also asserted federal and state law counterclaims, including claims of unfair competition. Conductus and Superconductor Technologies are seeking both compensatory and punitive damages as well as attorneys fees and costs.

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

A number of motions are now pending in the litigation. The Company has filed motions for summary judgment that Superconductor Technologies’ internal projects are not prior art to the ‘215 patent and to dismiss the defendants’ claims of unfair competition and interference with business relations. The defendants have filed motions for summary judgment on the issues of infringement and validity of the ‘215 patent. In addition, Conductus has moved to limit the computation of damages available to the Company to a reasonable royalty for sales to Dobson Communications, Inc. The Company will file an opposition to each of the defendants’ motions. This case is scheduled for a jury trial in January 2003.

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

Item 4. Submission of Matters to a Vote of Security Holders.

     At the Company’s annual meeting of stockholders held on June 11, 2002 the following proposals were approved by the margins indicated.

		Number of Shares

		Voted For	Withheld

1.	To elect three Class III directors to the board of directors for a term of three (3) years and until their successors are duly elected and qualified.

	Mark D. Brodsky	141,755,671	524,737
	Daniel Spoor	141,771,100	509,308
	Stuart Chase Van Wagenen	141,747,076	533,332

		Number of Shares

		Voted	Voted
		For	Against	Withheld

2.	To approve an amendment to the Company’s certificate of incorporation to permit stockholder action to be taken without an annual or special meeting	114,666,931	2,115,722	221,637

		Voted	Voted
		For	Against	Withheld

3.	To ratify the appointment of Grant Thornton LLP as the independent auditors of the Company’s financial statement for the fiscal year ending December 31, 2002.	141,797,460	245,550	237,398

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits:

     A list of exhibits is set forth in the Exhibit Index found on page 14 of this report.

(b) Reports on Form 8-K:

     On April 6, 2002, the Company filed a report on Form 8-K, announced that the American Stock Exchange approved the Company’s application for listing its common stock under the symbol “ISO”.

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of August, 2002.

ISCO International, Inc.

By:	/s/ Amr Abdelmonem Amr Abdelmonem Chief Executive Officer (Principal Executive Officer)

By:	/s/ Frank J. Cesario Frank J. Cesario Acting Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

3.6	Certificate of Amendment to Certificate of Incorporation filed with the Secretary of State of the State of Delaware on June 25, 2001, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 27, 2001.

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002