Form 10-Q
period 2002-09-30
ILLINOIS SUPERCONDUCTOR CORPORATION
filed 2002-11-14
CIK 888693

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2002.

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

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 1, 2002

Common Stock, par value $0.001 per share Preferred Stock Purchase Rights	147,944,927

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of September 30, 2002 (unaudited) and December 31, 2001
Condensed Consolidated Statements of Operations (unaudited) for the three months ended September 30, 2002 and 2001, and the nine months ended September 30, 2002 and 2001
Condensed Consolidated Statement of Stockholders’ Equity (unaudited) for the nine months ended September 30, 2002
Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2002 and 2001
Notes to condensed consolidated financial statements (unaudited)
Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 6. Exhibits and Reports on Form 8-K
Certification

PART I. FINANCIAL INFORMATION	1

Item 1. Financial Statements	1
Condensed Consolidated Balance Sheets as of September 30, 2002 (unaudited) and December 31, 2001
Condensed Consolidated Statements of Operations (unaudited) for the three months ended September 30, 2002 and 2001, and the nine months ended September 30, 2002 and 2001
Condensed Consolidated Statement of Stockholders’ Equity (unaudited) for the nine months ended September 30, 2002
Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2002 and 2001
Notes to condensed consolidated financial statements (unaudited)

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations	9
Item 3. Quantitative and Qualitative Disclosures About Market Risk	12
Item 4. Controls and Procedures	12

PART II. OTHER INFORMATION	12

Item 1. Legal Proceedings	12
Item 6. Exhibits and Reports on Form 8-K	14

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ISCO INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2002	2001

	(unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$787,995	$1,720,697
Inventories	1,149,424	1,682,669
Accounts receivable, net	370,431	234,850
Prepaid expenses, settlement receivable, and other	27,413	456,818

Total current assets	2,335,263	4,095,034

Property and equipment:
Property and equipment	8,964,483	9,286,725
Less: accumulated depreciation	(7,345,776)	(6,991,050)

Net property and equipment	1,618,707	2,295,675

Restricted certificates of deposit	272,844	263,094
Intangible assets, net	14,381,446	14,273,292
Other assets, net	—	—

Total assets	$18,608,260	$20,927,095

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$134,397	$537,636
Accrued liabilities	1,215,867	2,781,146
Current debt	—	208,094

Total current liabilities	1,350,264	3,526,876

Other long-term debt, less current portion	—	9,425,000

Stockholders’ equity:
Preferred stock; 300,000 shares authorized; No shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	—	—
Common stock ($.001 par value); 250,000,000 shares authorized; 147,944,927 and 107,905,231 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	147,945	107,905
Additional paid-in capital (net of unearned compensation)	157,761,668	137,729,512
Accumulated deficit	(140,651,617)	(129,862,198)

Total stockholders’ equity	17,257,996	7,975,219

Total liabilities and stockholders’ equity	$18,608,260	$20,927,095

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

ISCO INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net sales	$429,645	$90,304	$2,127,005	$1,976,427

Costs and expenses:
Cost of sales	541,304	484,735	2,668,189	2,926,465
Research and development	659,287	1,938,585	2,357,633	5,624,482
Selling and marketing	387,522	887,388	1,723,013	2,680,652
General and administrative	1,653,416	2,060,414	6,058,902	5,369,630
Goodwill amortization	—	509,499	—	1,528,497

Total costs and expenses	3,241,529	5,880,621	12,807,737	18,129,726

Operating loss	(2,811,884)	(5,790,317)	(10,680,732)	(16,153,299)

Other income (expense):
Interest income	6,241	31,958	59,915	129,158
Other interest expense	—	—	(168,602)	(29,682)
Other income (expense), net	—	(4,931,083)	—	(4,911,602)

	6,241	(4,899,125)	(108,687)	(4,812,126)

Net loss	$(2,805,643)	$(10,689,442)	$(10,789,419)	$(20,965,425)

Basic and diluted loss per share	$(0.02)	$(0.10)	$(0.08)	$(0.19)

Weighted average number of common shares outstanding	147,944,927	107,879,175	141,764,798	107,803,169

See the accompanying Notes which are an integral part of the Condensed Consolidated Financial Statements.

ISCO INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Nine Months ended September 30, 2002

(UNAUDITED)

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Unearned Compen- sation	Total

Balance at December 31, 2001	107,905,231	$107,905	$138,612,160	$(129,862,198)	$(882,648)	$7,975,219

Exercise of stock options/DSU’s; $0-0.18 per share	109,725	110	201	—	—	311
Shareholder Rights Offering, net	39,929,971	39,930	19,725,055	—	—	19,764,985
Compensation Expense for non-employee stock options/other stock compensation	—	—	19,800	—	287,100	306,900
Net Loss	—	—	—	(10,789,419)	—	(10,789,419)

Balance at September 30, 2002	147,944,927	$147,945	$158,357,216	$(140,651,617)	$(595,548)	$17,257,996

See the accompanying Notes which are an integral part of the Condensed Consolidated Financial Statements.

ISCO INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,

	2002	2001

Operating Activities:
Net loss	$(10,789,419)	$(20,965,425)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization, excluding goodwill	698,582	743,562
Goodwill amortization	—	1,528,497
Non-cash compensation expense	306,900	570,771
Changes in operating assets and liabilities	(1,177,543)	4,697,463

Net cash used in operating activities	(10,961,480)	(13,425,132)

Investing Activities:
(Increase) in restricted certificates of deposit	(9,750)	(68,666)
Payment of patent costs	(177,061)	(285,040)
Acquisition of property and equipment	(124,707)	(465,032)

Net cash (used in) investing activities	(311,518)	(818,738)

Financing Activities:
Proceeds from Shareholder Rights Offering	19,764,985	—
Proceeds from settlement, net	—	13,750,000
Exercise of stock options	311	80,853

Payments on other long-term debt	(9,425,000)	(5,827)

Net cash provided by financing activities	10,340,296	13,825,026

Decrease in cash and cash equivalents	932,702	418,844
Cash and cash equivalents at beginning of period	1,720,697	2,453,845

Cash and cash equivalents at end of period	$787,995	$2,035,001

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

Note 2 — Net Loss Per Share

     The Company follows SFAS No. 128, “Earnings Per Share,” which requires a dual presentation of “basic” and “diluted” earnings per share on the face of the statements of operations. Basic and diluted net loss per share is computed based on the weighted average number of common shares outstanding. Common shares issuable upon the exercise of options and warrants are not included in the per share calculations since the effect of their inclusion would be antidilutive. Excluded from this calculation, as indicated, were approximately 6.7 million outstanding options (both vested and unvested).

Note 3 — Inventories

     Inventories consisted of the following:

	September 30, 2002	December 31, 2001

Raw Materials	$680,000	$768,000
Work in process	335,000	659,000
Finished product	134,000	256,000

	$1,149,000	$1,683,000

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

     On May 10, 1999, the Company re-priced certain stock options granted to employees and in accordance with US GAAP, at that time, the Company accounted for the re-priced stock options as “fixed”. As a result of adopting FIN 44, the Company is required to apply variable accounting to these options. If the market price of the Company’s common stock increases above the July 1, 2000 market price, the Company will have to recognize additional compensation expense equal to the increase in stock price multiplied by the number of re-priced options. No additional expense will be recognized if the stock does not exceed the July 1, 2000 value. However, the impact cannot be determined as it is dependent on the change in the market price of the common stock from July 1, 2000 until the stock options are exercised, forfeited, or expire unexercised. Because the stock price on September 30, 2002 was below that of July 1, 2000, no expense has been recognized during the period.

     On February 5, 2001, the Company’s board of directors authorized the re-pricing of certain “out of the money” stock options granted to employees during the calendar year of 2000 to the closing share price on such date, or $1.9375 per share. Options for a total of 2,676,000 shares of common stock were affected. This re-pricing causes these options to be subject to variable accounting as described in FIN 44. Because the stock price on September 30, 2002, was lower than the re-priced strike price no gain or loss was recognized during the period.

     On April 1, 2002, the Company’s board of directors authorized the re-pricing of certain “out of the money” stock options granted to employees. A new strike price of $0.81 per share was established, provided the respective employees remain with the Company for at least six months following the re-pricing date. In addition, certain stock options granted to directors were repriced, with a new strike price of $1.00 per share. As the stock price on September 30, 2002, was lower than the re-priced strike price no gain or loss was recognized during the period.

     On July 17, 2000, the Company granted an option to a non-Company advisor in connection with the establishment of a sales office in Japan to purchase 200,000 shares of common stock at $4.9375 per share, the price of the common stock on the date of the grant. According to the Black-Scholes valuation model, the value of the option was $4.53 per share. The option vested 25% immediately, with the balance vesting pro-rata over a three-year period. $906,000 of non-cash compensation expense was to be amortized during the life of the options. This arrangement was terminated during December 2001, as a result of a change in the structure of the Japanese sales office. The cumulative compensation expense charged for these services through termination was $545,000.

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

     During the first nine months of 2002, the Company’s Board of Directors granted 785,000 new stock options to the Company’s employees, including officers (option prices are generally set at the closing price of the Company’s common stock as of the date of each respective grant).

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

Note 5 — Debt and Financial Position

     As of the reporting date, the Company had no outstanding long-term debt or short-term debt. As noted in the management discussion, the Company previously announced its intention to try to augment its capital position through existing funding mechanisms identified and through other sources of capital to support its operations and expected increases in levels of inventory and receivables. During October 2002, the Company entered into an Uncommitted Line of Credit with its two largest shareholders, an affiliate of Elliott Associates, L.P. (Manchester Securities, L.P.) and Alexander Finance, L.P. This line is intended to provide up to $4 million to the Company, with $1 million of the total borrowed during October, 2002, upon completion of the transaction. This line is uncommitted, such that each new borrowing under the facility would be subject to the approval of the lenders. Borrowings on this line bear an interest rate of 9.5% and are secured by all the assets of the Company. Additionally, warrants are issued to the lenders to the extent funds are drawn down on the line. The warrants bear a strike price of $0.20 per share of common stock and expire on April 15, 2004. A maximum of 20 million warrants may be issued as a result of this transaction, presuming certain antidilutive features are not triggered. A copy of that note is attached as an exhibit to this document.

     Subject to the uncommitted nature of this credit line, the Company believes it has sufficient capital resources available to meet its obligations and support its operations forecast into the second quarter of 2003. There can be no assurance that other funding mechanisms, whether identified or not, will allow the Company to access additional funds beyond that date.

Note 6 — Subsequent or Other Events

     During September 2002, the Company announced that Mr. Roger Boivin, President and Chief Operating Officer of the Company since October 2001, was no longer with the Company. The Company announced that Mr. Boivin would not be replaced. The Company also announced that Mr. Stuart Chase Van Wagenen, a Board member since August 2001 and who currently serves on the Audit Committee, has been elected Chairman of the Board. Mr. Van Wagenen replaced Dr. George Calhoun as Chairman. Dr. Calhoun continues to serve on the Board of Directors.

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

Results of Operations

Three Months Ended September 30, 2002 and 2001

     The Company’s net sales increased $339,000, or 373%, to $430,000 for the three months ended September 30, 2002 from $91,000 for the same period in 2001. This increase was primarily due to the shipment of ANF products during the third quarter of 2002. The Company anticipates its unit volume and related revenue to increase during the fourth quarter of 2002 as compared to both the fourth quarter of 2001 and third quarter of 2002, due to existing customer orders. During October 2002, the Company announced the receipt of a $1.2 million order for ANF product that it expects to ship during the fourth quarter of 2002.

     Cost of sales increased by $57,000, or 12%, to $541,000 for the three months ended September 30, 2002 from $484,000 for the same period in 2001. The increase in cost of sales was due to the increase in sales volume, net of certain cost control measures adopted during the previous year.

     The Company’s research and development expenses decreased by $1,279,000, or 66%, to $659,000 for the three months ended September 30, 2002, from $1,938,000 for the same period in 2001. The consolidation of the Colorado and Canadian facilities into the Mount Prospect facility including related headcount reduction, as well as other cost control measures, were the primary reasons for this reduction.

     Selling and marketing expenses decreased by $500,000, or 56%, to $388,000 for the three months ended September 30, 2002, from $888,000 for the same period in 2001. This decrease was due to cost reductions implemented during the previous year.

     General and administrative expenses decreased by $407,000, or 20%, to $1,653,000 for the three months ended September 30, 2002, from $2,060,000 for the same period in 2001. This decrease was attributable to cost reduction programs that were offset in part by increased legal expenses incurred in the ongoing patent litigation. If not for this litigation, which increased by a net cost of approximately $300,000 during these respective periods, general and administrative expenses would have decreased by approximately $707,000, or 34%, from the third quarter of 2001 to the third quarter of 2002.

     Goodwill amortization, resulting from acquisitions by the Company in 2000, was $509,000 for the three months ended September 30, 2001. No such charge was recognized during 2002 due to the change in accounting pronouncements further detailed in Note 1.

Nine Months Ended September 30, 2002 and 2001

     The Company’s net sales increased $151,000, or 8%, to $2,127,000 for the nine months ended September 30, 2002 from $1,976,000 for the same period in 2001. This increase was due to the increase in ANF revenue during the first nine months of 2002, as compared to the comparable period of 2001. The Company anticipates its unit volume and related revenue during the full year 2002 to exceed related figures during 2001 due to existing customer orders. During October 2002, the Company announced the receipt of a $1.2 million order for ANF product that it expects to ship during the fourth quarter of 2002.

     Cost of sales decreased by $258,000, or 9%, to $2,668,000 for the nine months ended September 30, 2002 from $2,926,000 for the same period in 2001. The decrease in cost of sales, despite the increase in net sales revenue, was due to cost control measures adopted during the previous year.

     The Company’s research and development expenses decreased by $3,267,000, or 58%, to $2,358,000 for the nine months ended September 30, 2002, from $5,625,000 for the same period in 2001. The consolidation of the Colorado and Canadian facilities into the Mount Prospect facility including related headcount reduction, as well as other cost control measures, were the primary reasons for this reduction.

     Selling and marketing expenses decreased by $958,000, or 36%, to $1,723,000 for the nine months ended September 30, 2002, from $2,681,000 for the same period in 2001. This decrease was due to cost reductions implemented during the previous year.

     General and administrative expenses increased by $689,000, or 13%, to $6,059,000 for the nine months ended September 30, 2002, from $5,370,000 for the same period in 2001. This increase was attributable to legal expenses incurred in the ongoing patent litigation. If not for this litigation, which increased by a net cost of approximately $1,700,000 during these respective periods, general and administrative expenses would have decreased by approximately $1,011,000, or 19%, during the first nine months of 2002 compared to the same period of 2001.

     Goodwill amortization, resulting from acquisitions by the Company in 2000, was $1,528,000 for the nine months ended September 30, 2001. No such charge was recognized during 2002 due to the change in accounting pronouncements further detailed in Note 1.

Liquidity and Capital Resources

     At September 30, 2002, the Company’s cash and cash equivalents were $788,000, a decrease of $933,000 from the balance at December 31, 2001 of $1,721,000. The Company completed a Shareholder Rights Offering which raised approximately $20 million during February, 2002. A portion of the proceeds were then used to repay in full $9.8 million of debt and related accrued interest, as well as the payment of various other accrued expenses.

     The continuing development of, and expansion in, sales of the Company’s interference-control solutions product lines, as well as the continued defense of its intellectual property in the ongoing patent litigation which has been rescheduled for trial in March 2003, will require a commitment of substantial additional funds. The actual amount of the Company’s future funding requirements will depend on many factors, including, but not limited to: the amount and timing of future revenues, the level of product marketing and sales efforts to support the Company’s commercialization plans, the magnitude of the Company’s research and product development programs, the ability of the Company to improve product margins, the cost of additional plant and equipment for manufacturing and the costs involved in protecting the Company’s patents or other intellectual property, including the ongoing patent litigation.

     As part of its overall financing strategy, the Company filed a $50 million universal shelf offering registration statement in the first quarter of 2001, and then entered into an agreement with Paul Revere Capital Partners, Ltd., whereby Paul Revere Capital Partners committed to acquire up to $20 million of the Company’s common stock over a 24-month period, upon demand by the Company, subject to the conditions contained in the purchase agreement. Pursuant to this facility, the Company may, at its discretion, sell shares of its common stock to Paul Revere Capital Partners at a purchase price per share which is equal to 94% of the average weighted volume price over a 22 day period. Each draw down is limited to the lesser of $4 million or 20% of the trading volume over a specified period of time. The Company would also issue a warrant to Paul Revere Capital Partners to purchase a number of shares of common stock equal to 0.5% of the shares issued in each draw down. The Company also agreed to pay its placement agent a fee equal to 4% of each draw down and issue a warrant to the placement agent to purchase a number of shares of common stock equal to 0.5% of the shares issued in each draw down. Subsequent to entering into this agreement, the SEC issued an interpretive release that requires the Company to amend the registration statement to include the purchase agreement prior to drawing down on this facility. As of September 30, 2002, the Company had not amended the registration statement nor had it drawn down on this facility. The facility expires during March 2003. Due to the depressed stock price and reduced trading volume, the Company does not consider this facility to be an effective source of capital.

     The Company’s common stock is listed on the American Stock Exchange (“AMEX”) under the symbol “ISO”. Prior to June 7, 2002, the first trading date on AMEX, the Company’s common stock was traded in the over-the-counter market and quoted on the National Association of Securities Dealers, Inc. electronic bulletin board under the symbol “ISCO”.

     As of the reporting date, the Company had no outstanding long-term debt or short-term debt. The Company previously announced its intention to try to augment its capital position through existing funding mechanisms identified and through other sources of capital to support its operations and expected increases in levels of inventory and receivables. During October 2002, the Company entered into an Uncommitted Line of Credit with its two largest shareholders, an affiliate of Elliott Associates, L.P. (Manchester Securities, L.P.) and Alexander Finance, L.P. This line is intended to provide up to $4 million to the Company, with $1 million of the total borrowed during October, 2002, upon completion of the transaction. This line is uncommitted, such that each new borrowing under the facility would be subject to the approval of the lenders. Borrowings on this line bear an interest rate of 9.5% and are secured by all the assets of the Company. Additionally, warrants are issued to the lenders to the extent funds are drawn down on the line. The warrants bear a strike price of $0.20 per share of common stock and expire on April 15, 2004. A maximum of 20 million warrants may be issued as a result of this transaction, presuming certain antidilutive features are not triggered. A copy of that note is attached as Exhibit 10 to this document.

     Subject to the uncommitted nature of this credit line, the Company believes it has sufficient capital resources available to meet its obligations and support its operations forecast into the second quarter of 2003. There can be no assurance that other funding mechanisms, whether identified or not, will allow the Company to access additional funds beyond that date.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     The Company does not have any material market risk sensitive instruments.

Item 4. Controls and Procedures.

(a)	Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 90 days of the filing date of this report. Based on their evaluation, our principal executive officer and principal accounting officer concluded that ISCO’s disclosure controls and procedures are effective.

(b)	There have been no significant changes (including corrected actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Laves Litigation

On July 17, 2000 Edward W. Laves (the “Plaintiff”) filed an action (the “Complaint”) in the Law Division of the Circuit Court of Cook County, Illinois, against the Company and three of its directors, (George Calhoun, Samuel Perlman, and Mark Brodsky) charging the Company with constructive termination under and in breach of the Plaintiff’s employment agreement, and with violation of the Illinois Wage Payment and Collection Act. The Plaintiff seeks damages “estimated to exceed $12 million”. The Company filed an appearance on behalf of all of the Defendants on October 3, 2000. On October 6, 2000, the Company filed on Defendants’ behalf a motion to dismiss the Complaint. On January 22, 2001, the court issued an order granting our motion to dismiss the claims against the individual Defendants, but denied the motion to dismiss with respect to claims against the Company. On February 21, 2001, the Plaintiff filed a motion to reconsider the court’s dismissal of claims against the individual Defendants. On March 13, 2001, the Defendants filed an answer to the Complaint and a memorandum in opposition to the motion to reconsider. By order dated March 15, 2001, the court allowed the Plaintiff leave to file an amended motion to reconsider, which the Plaintiff filed on April 5, 2001, along with a motion to dismiss one of the Company’s affirmative defenses. Following a substitution of judges and a hearing on August 9, 2001, the court granted Plaintiff’s motion to dismiss one of the Company’s affirmative defenses and ordered the case transferred back to the judge originally assigned to the case for the limited purposes of ruling on Plaintiff’s amended motion to reconsider the dismissal of claims against the Defendants. On September 7, 2001, following a hearing, the Judge denied Plaintiff’s amended motion to reconsider and entered an order retaining jurisdiction of the matter for 30 days. On November 9, 2001 the Judge granted Plaintiff leave to file his First Amended Count II. On November 11, 2001, Plaintiff filed his amended pleading. On January 31, 2002, Plaintiff filed a corrected “Unified Complaint”. On February 15, 2002, all Defendants filed their Answers to the Unified Complaint. On March 5, 2002, the individual defendants served their answers to Plaintiff’s interrogatories and responses to Plaintiff’s discovery requests. On April 8, 2002, Laves was given leave to amend his Complaint and add Count III against the individual defendants for tortuous interference with contractual obligations. Laves seeks damages against these individuals for: (1) an amount to be provided at trial estimated to exceed $12 million; (2) $500,000 for Laves’ anxiety, mental suffering, and humiliation; (3) $500,000 for punitive damages; and (4) pre- and post- judgment interest and costs. Non-expert discovery was to conclude by November 7, 2002; non-expert oral discovery is to conclude by November 15, 2002 (but this will likely be extended); no date is set for the close of expert discovery. A status hearing was set for November 8, 2002. No trial date is set.

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

On October 30, 2002, the U.S. District Court in Delaware issued its ruling concerning patent claim construction following the “Markman Hearing,” an important preliminary hearing in this case. The purpose of the Markman Hearing is to define the meaning of the terms in the patent claims. The court’s decision adopted ISCO’s proposed claim construction on all substantive claim interpretation issues.

A number of motions are now pending in the litigation. The Company has filed motions for summary judgment that Superconductor Technologies’ internal projects are not prior art to the ‘215 patent and to dismiss the defendants’ claims of unfair competition and interference with business relations. The defendants have filed motions for summary judgment on the issues of infringement and validity of the ‘215 patent. In addition, Conductus has moved to limit the computation of damages available to the Company to a reasonable royalty for sales to Dobson Communications, Inc. The Company has filed an opposition to each of the defendants’ motions. The trial for this case has been rescheduled for March 17, 2003.

The Company intends to prosecute these claims vigorously against Conductus and Superconductor Technologies and defend against counterclaims in this litigation. The Company believes the patent to be valid, the counterclaims asserted against the Company to be without merit, and that it is in the best interests of the Company and its shareholders to pursue this matter vigorously.

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

(b)  Reports on Form 8-K:

On October 24, 2002, the Company filed a report on Form 8-K announcing that it had entered into an uncommitted line of credit from its two largest shareholders and also announcing that the Company received an order for Adaptive Notch Filters (ANF™) from a major network provider.

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of November, 2002.

ISCO International, Inc.

By:	/s/ Amr Abdelmonem Amr Abdelmonem Chief Executive Officer (Principal Executive Officer)

By:	/s/ Frank J. Cesario Frank J. Cesario Acting Chief Financial Officer (Principal Financial and Accounting Officer)

Certifications

I, Amr Abdelmonem, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of ISCO International, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)     presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Amr Abdelmonem Amr Abdelmonem Chief Executive Officer

I, Frank Cesario, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of ISCO International, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)     presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Frank Cesario Frank Cesario Acting Chief Financial Officer and Corporate Secretary

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit (PH update)

10.1	Loan Agreement dated October 23, 2002 between ISCO International, Inc., Manchester Securities Corporation, and Alexander Finance L.P. incorporated by reference to exhibit 10.1 of the Company’s 8-K filed with the SEC on October 24, 2002.

10.2	Security Agreement dated October 23, 2002 between ISCO International, Inc., Spectral Solutions, Inc., Illinois Superconductor Canada Corporation, Manchester Securities Corporation, and Alexander Finance L.P. incorporated by reference to exhibit 10.2 of the Company’s 8-K filed with the SEC on October 24, 2002.

10.3	Secured Grid Note dated October 23, 2002 between ISCO International, Inc. and Alexander Finance L.P. in the principal amount of $1,752,400 incorporated by reference to exhibit 10.3 of the Company’s 8-K filed with the SEC on October 24, 2002.

10.4	Secured Grid Note dated October 23, 2002 between ISCO International, Inc. and Manchester Securities Corporation in the principal amount of $2,247,600 incorporated by reference to exhibit 10.4 of the Company’s 8-K filed with the SEC on October 24, 2002.

10.5	Guaranty of Spectral Solutions, Inc. incorporated by reference to exhibit 10.5 of the Company’s 8-K filed with the SEC on October 24, 2002.

10.6	Guaranty of Illinois Superconductor Canada Corporation incorporated by reference to exhibit 10.6 of the Company’s 8-K filed with the SEC on October 24, 2002.

10.7	Registration Rights Agreement dated October 23, 2002 between ISCO International, Inc. Manchester Securities Corporation, and Alexander Finance L.P. incorporated by reference to exhibit 10.7 of the Company’s 8-K filed with the SEC on October 24, 2002.

10.8	Common Stock Purchase Warrant Agreement dated October 23, 2002 between ISCO International, Inc. and Alexander Finance L.P. incorporated by reference to exhibit 10.8 of the Company’s 8-K filed with the SEC on October 24, 2002.

10.9	Common Stock Purchase Warrant Agreement dated October 23, 2002 between ISCO International, Inc. and Manchester Securities Corporation incorporated by reference to exhibit 10.9 of the Company’s 8-K filed with the SEC on October 24, 2002.

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002