Form 10-K/A
period 2002-12-31
ISCO INTERNATIONAL INC
filed 2003-04-30
CIK 888693

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K/A

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

AMENDED FILING OF FORM 10-K

TO INCLUDE CERTAIN ADDITIONAL INFORMATION

      This amendment is being filed for the sole purpose of including certain additional information required by Part III of this Form 10-K.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      Information concerning the Company’s directors is as follows:

			Served as
			Director	Term
Name	Age	Position with the Company	Since	Expires

Amr Abdelmonem	36	Director, Chief Executive Officer	2003	2004
Stuart Chase Van Wagenen	47	Chairman of the Board of Directors	2001	2005
Mark D. Brodsky	49	Director	1999	2005
George M. Calhoun	50	Director	1999	2003
Dan Gropper	32	Director	2002	2003
Howard S. Hoffmann	49	Director	1998	2004
Tom L. Powers	66	Director	1996	2004

      Dr. Abdelmonem joined the Company in January 1995 as a Filter Engineer, and was promoted to Director of Engineering in August 1998, to Vice President of Development Engineering in March 1999, to Chief Technology Officer in December 1999 and to Chief Executive Officer in June 2002. Dr. Abdelmonem joined the Board of directors in July 2002. Before joining the Company, Dr. Abdelmonem was an engineer with Exxon Corporation in Egypt. Subsequently, he was affiliated with the University of Maryland in a number of research and teaching positions where much of his research focused on semi-conductor laser and advanced filter design. Dr. Abdelmonem earned his B.S. and M.S. degrees in Electrical Engineering from Ain-Shams University in Cairo, Egypt, and his Ph.D. from the University of Maryland. Much of his research focused on semi-conductor laser design, superconducting technology and advanced filter design. Dr. Abdelmonem is a Senior Member of the IEEE and has published numerous documents for industry conferences and trade journals. He holds five patents and has ten patent applications pending. Dr. Abdelmonem holds an executive M.B.A. from the University of Chicago.

      Mr. Van Wagenen was elected to the Board in August 2001 and became Chairman of the Board in September 2002. Mr. Van Wagenen is president and founder of Stuart Chase Properties, Inc., Cleveland, Ohio, a wealth management and trust advisory services firm. Mr. Van Wagenen has extensive investment and operating experiences, including the formation of Spectral Solutions, Inc. and its subsequent sale to the Company in June, 1999. His firm’s client portfolios include diverse investments in real estate, technology, oil and gas, fast food restaurants, managed funds, publicly-traded securities, and other industries. He is a trustee of the Western Reserve Historical Society. Mr. Van Wagenen received his J.D. from Case Western Reserve University in 1981 and his B.A. from The Ohio State University. Mr. Van Wagenen is a member of the Audit Committee.

      Mr. Brodsky has served as a director of the Company since November 1999, and was previously a director between June 1998 and March 1999. Since 1996, he has been a Portfolio Manager at Elliott Management Corporation (“Elliott Management”). In that capacity, Mr. Brodsky provides services for the benefit of Elliott Associates, L.P. (“Elliott Associates”) and Elliott International, L.P. (f/k/a Westgate International, L.P.)(“Elliott International”). Elliott Associates and Elliott International are institutional investment firms having combined capital of $3.0 billion, and are two of the three principal investors in the Company. Prior to joining Elliott Management, Mr. Brodsky served for two years as a Vice President and Partner at Dickstein Partners, L.P., another investment institution. Prior to Dickstein, he practiced law for 16 years, primarily at Kramer, Levin, Naftalis & Frankel in New York City, where he was a partner for several years. Mr. Brodsky holds a J.D. degree, cum laude, from Harvard Law School and an M.A. and B.A. in Political Science, summa cum laude, from the University of Pennsylvania.

      Dr. Calhoun has served as a director since November 1999 and served as the Chief Executive Officer of the Company from November 1999 to June 2002 and as Chairman of the Board from November 2000 to September 2002. He has more than 20 years of experience in high-tech wireless systems development, beginning in 1980 as the co-founder of InterDigital Communications Corporation (Nasdaq: IDCC), where he participated in the development of the first commercial application of digital TDMA radio technology, and introduced the first wireless local loop system to the North American telecommunications industry. While at InterDigital, Dr. Calhoun held a number of executive positions, including Senior Vice-President of the North American business unit, Senior VP of technology & strategy, and President of IMM Technology, an intellectual property and licensing subsidiary. In 1992, Dr. Calhoun joined Geotek Communications to help lead its technology development program for a spread spectrum frequency hopping radio system for fleet applications. Dr. Calhoun was a Director and Vice-Chairman of Geotek (which filed for reorganization under Chapter 11 of the Federal Bankruptcy Code in 1998), and served as the Chairman of the company’s engineering joint venture in Israel, PowerSpectrum Technologies, Ltd. until 1998. In 1998, Dr. Calhoun founded Davinci Solutions, LLC, a consulting firm focused on wireless and Internet technology companies. Dr. Calhoun is also Chairman of ExpertCall LLC, an Internet start-up focused on B2B customer care applications. He is the author of two technical books on digital wireless technology, and of the forthcoming Third Generation Wireless Systems: Volume I, Post-Shannon Architectures. Dr. Calhoun holds a Ph.D. in Systems Science from the Wharton School at the University of Pennsylvania, as well as a B.A. from the same university. Dr. Calhoun is a member of the board of directors of Airnet Communications Corp. (Nasdaq: ANCC).

      Mr. Gropper has served as a director of the Company since April 2002. Since 1995, he has been employed by Elliott Management Corporation (“Elliott Management”) first as an Analyst, and since 1998 as a Portfolio Manager. In his capacity as a Portfolio Manager, Mr. Gropper provides services for the benefit of Elliott Associates, L.P. (“Elliott Associates”) and Elliott International, L.P. (“Elliott International”). Elliott Associates and Elliott International are institutional investment firms having combined capital of $3.0 billion, and are two of the three principal investors in the Company. Prior to joining Elliott Management, Mr. Gropper was an Associate in the Investment Banking Department of Interstate/ Johnson Lane. Prior to Interstate, he was an Analyst in the Financial Institutions Group of the Investment Banking Division of Goldman, Sachs & Co. Mr. Gropper holds a B.S. in Commerce with Distinction from the University of Virginia.

      Mr. Hoffmann has served as a director of the Company since July 1998. Mr. Hoffmann is currently a principal of Nightingale & Associates, LLC, a management consulting firm. Mr. Hoffmann has been a member of the board of directors of Vision Twenty-One, Inc. (OTCBB: EYES) since September 2000 and was appointed Chairman of the Board in February 2001. Mr. Hoffmann has over 20 years of financial, operational and general management experience in a wide range of industries including computer hardware and software, consumer products, financial services, distribution and transportation. He joined Nightingale & Associates in 1990 after serving as interim Chief Financial Officer of two privately held businesses. Mr. Hoffmann began his career with Irving Trust Company as a commercial lending officer and later served as Vice President, Corporate Lending at Bank of America in the high technology group. More recently, he served as Chief Financial Officer of Applications Systems, Inc., an information technology firm operating in seven European countries, and as interim Chief Financial Officer and Chief Operating Officer of a $100 million consumer products company with international operations. Mr. Hoffmann holds a B.A. degree in Mathematics and Economics from the University of California — Santa Barbara and an M.B.A. in Finance from the University of Pennsylvania, Wharton Graduate School of Business. Mr. Hoffmann is the Chairman of the Audit Committee and a member of the Compensation Committee.

      Mr. Powers has served as a director of the Company since October 1996. From 1993 to 1999, he was an Associate Director of the Advanced Manufacturing Center at New Mexico State University in Las Cruces, New Mexico. He is on the board of directors of Material Recovery of North America, a start up company in New Mexico, and is a consultant to a number of companies in the telecommunications industry. From 1989 to 1991, Mr. Powers was President of the cellular systems business unit of AT&T Network Systems Group, now known as Lucent Technologies, Inc. Under his leadership, the business unit became the market leader in wireless infrastructure equipment in the United States, opened markets internationally and introduced the industry’s first digital cellular system. In 1983, he became Vice President of a joint venture between AT&T and Philips Telecommunications B.V. located in the Netherlands. He joined AT&T in 1958 as a member of the technical staff of Bell Laboratories and went on to management positions in consumer products, customer switching systems engineering and network planning. Mr. Powers holds a M.E.E. degree in Electrical

Engineering for New York University and a B.S. degree in Electrical Engineering from the University of Arkansas. Mr. Powers is a member of the Compensation Committee and serves as its Chairman.

      On April 23, 2003, Daniel R. Spoor resigned from the board of directors of the Company. In his letter, Mr. Spoor cited new and significantly expanded responsibilities at Lockheed Martin Corporation, where he serves as President & CEO, Lockheed Martin Canada. The Company expresses its gratitude to Mr. Spoor for his service and extends its very best wishes to him in his future endeavors.

Compensation Committee Interlocks and Insider Participation

      During 2002, Tom L. Powers and Howard S. Hoffmann served as members of the Compensation Committee of the board of directors. Neither Mr. Powers nor Mr. Hoffmann currently serves as an officer of the Company. There are no compensation committee interlocks between the Company and any other entity involving the Company’s or such entity’s executive officers or board members.

Executive Officers

      Set forth below is a table identifying executive officers of the Company who are not identified in the tables entitled “Directors” Biographical information for Dr. Abdelmonem is set forth above under “Directors.”

Name	Age	Position with Company

Dennis M. Craig	42	Vice President — General Manager
Frank Cesario	33	Chief Financial Officer

      Mr. Craig joined the Company in December 1996, as Vice President, Engineering and Manufacturing. Before joining the Company, Mr. Craig was at Motorola, Inc., where he served as Manufacturing and Technical Operations Manager in the Component Products Division, where his responsibilities included the management of engineering, process engineering, manufacturing operations and development of new product platforms. Prior to joining Motorola, Mr. Craig spent four years at Northrop/ Grumman Defense Systems Division, leading teams to develop numerous cost reduction and production process improvement programs. He holds a B.S. degree in Mechanical Engineering from the University of Illinois at Chicago and an M.B.A. degree from Lake Forest Graduate School of Management. He currently holds two patents.

      Mr. Cesario joined the Company during August 2000 as Controller and has served as Acting Chief Financial Officer since April 2002. Previously, Mr. Cesario was Group Controller for copper and brass producer Outokumpu Copper, Inc. and subsidiaries, a U.S. group with approximately $500 million in annual revenue and owned by Helsinki-based Outokumpu Oyj. Mr. Cesario has an MBA (Finance) from DePaul University in Chicago, a B.S. in Accountancy from the University of Illinois, and began his career at KPMG Peat Marwick.

      The board of directors elects officers annually and such officers, subject to the terms of certain employment agreements, serve at the discretion of the board. See “Executive Compensation”. The Company has entered into an employment agreement with Dr. Abdelmonem. There are no family relationships among any of the directors or executive officers of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers (as defined under Section 16(a) of the Securities Exchange Act), directors and persons who own greater than 10% of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely on a review of the forms it has received and on written representations from certain reporting persons that no such forms were required for them, the Company believes that during 2002, all of the Section 16(a) filing requirements applicable to its officers, directors and 10% beneficial owners were complied with by such persons other than an option grant to Amr Abdelmonem which was subsequently reported on a Form 4 filing by Mr. Abdelmonem.

Item 11.	Executive Compensation

      The following table provides information concerning the annual and long-term compensation for services in all capacities to the Company for the years ended December 31, 2002, 2001 and 2000 of (i) each person who served as the Company’s chief executive officer and (ii) the four most highly compensated executive officers whose salary and bonus for services rendered in all capacities to the Company for the fiscal year ended December 31, 2002 exceeded $100,000 (collectively, the “Named Executive Officers”).

Summary Compensation Table

				Long-Term
				Compensation Awards

	Annual Compensation			Restricted		Securities
				Stock		Underlying	All Other
Name and Principal Position	Year	Salary	Bonus	Awards		Options	Compensation

George M. Calhoun(1)	2002	$158,653	—	—		—	—
Chief Executive Officer	2001	247,115	—	—		1,200,000	—
	2000	163,288	—	—		500,000	—
Amr Abdelmonem(2)	2002	207,194	—	—		1,050,000
Chief Executive Officer	2001	210,159	—	—		800,000	—
	2000	138,661	—	$502,440	(3)	280,000	—
Frank Cesario(4)	2002	102,000	—	—		30,000
Chief Financial Officer	2001	—	—	—		—	—
	2000	—	—	—		—	—
Dennis M. Craig	2002	160,000	—	—		—	—
Vice President/ General	2001	160,385	—	—		150,000	—
Manager	2000	150,000	—	$502,440	(3)	205,000	—
Charles F. Willes(5)	2002	173,076	—	—		—	—
Chief Financial Officer	2001	200,000	—	—		800,000	—
	2000	66,346	—	—		300,000	—
Roger Boivin(6)	2002	180,649	—	—		—	—
President and Chief	2001	—	—	—		—	—
Operating Officer	2000	—	—	—		—	—

(1)	Dr. Calhoun commenced employment with the Company in November 1999 and served as Chief Executive Officer until June 2002.

(2)	Dr. Abdelmonem was named Chief Executive Officer in June 2002.

(3)	Based on 120,000 shares granted to each of Mr. Craig and Dr. Abdelmonem and the closing price of the Common Stock ($4.187) on the date of grant, February 15, 2000. The value of these shares at December 31, 2002, based on a closing price of $0.32 on that date, was $38,400. Dr. Abdelmonem’s shares vest at the rate of 25% on the first anniversary of the date of the grant and monthly thereafter, over a three year period and Mr. Craig’s shares vest at the rate of 10%, 20%, 30% and 40% on the first, second, third and fourth anniversary, respectively, of the date of the grant. If any dividends are paid on the Common Stock, such dividends also would be paid on the restricted shares granted to each Named Executive Officer.

(4)	Mr. Cesario was named Chief Financial Officer in December 2002.

(5)	Mr. Willes commenced employment with the Company in July 2000 and his employment with the Company ended in April 2002. Mr. Willes was paid $100,000 in severance under the terms of an agreement with the Company. The agreement also provided that 550,000 options exercisable at prices between $1.20 to $1.94 which would have vested by April 12, 2003 vested as of April 12, 2002 and will remain exercisable through April 12, 2004.

(6)	Mr. Boivin commenced employment with the Company in October 2001 and his employment with the Company ended in September 2002.

Option Grants In 2002

      The following table contains information concerning the grant of stock options by the Company to the Named Executive Officers during 2002. There were no stock appreciation rights granted in 2002. Information provided in this table is as of December 31, 2002.

					Potential Realizable
					Value at Assumed
	Number of	Percent of			Annual Rates of Stock
	Securities	Total Options			Price Appreciation for
	Underlying	Granted to	Exercise		Option Term(1)
	Options	Employees in	Price Per	Expiration
Name	Granted	Fiscal Year	Share	Date	5%	10%

Amr Abdelmonem	150,000	7.8%	$0.81	4/1/2012	$33,568	$76,410
	900,000	47.1%	$0.11	12/28/2012	$201,409	$458,464

(1)	Potential realizable value is presented net of the option exercise price but before any federal or state income taxes associated with exercise. The assumed stock price appreciation rates used to determine the potential realize value are prescribed by the Securities and Exchange Commission rules for illustrative purposes only and are not intended to forecast or predict future stock prices. Actual gains are dependent on the future performance of the Common Stock and the option holder’s continued employment throughout the vesting period.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

      The following table provides information concerning the Named Executive Officers’ unexercised options at December 31, 2002. None of the Named Executive Officers held or exercised any stock appreciation rights, during 2002.

			Number of Securities
			Underlying Unexercised		Value of Unexercised
			Options at		In-The-Money Options
	Shares	Value	December 31, 2002		at December 31, 2002
	Acquired On	Realized
Name	Exercise(#)	($)(1)	Exercisable	Unexercisable	Exercisable	Unexercisable

George M. Calhoun	—	—	770,833	—	—	—
Amr Abdelmonem	—	—	1,459,200	754,229	$189,000	—
Dennis M. Craig	—	—	392,292	236,708	—	—
Frank Cesario	—	—	24,792	30,208	—	—
Charles F. Willes	—	—	550,000	—	—	—
Roger Boivin	—	—	—	—	—	—

(1)	The value per option is calculated by subtracting the exercise price from the closing price of the Common Stock on the American Stock Exchange on December 31, 2002 (the last trading day in 2002) of $0.32.

Employment Agreements

      The Company has an employment agreement with Amr Abdelmonem dated as of January 1, 2001 to be Chief Technology Officer of the Company. Dr. Abdelmonem subsequently became the Chief Executive Officer of the Company in June 2002. The agreement is for a term of three years, with one year renewal options. Dr. Abdelmonem is paid an annual salary of $200,000 and is paid a severance of one year’s salary if (i) the Company terminates his employment without Cause (as defined in the agreement) or (ii) Dr. Abdelmonem terminates his employment for Good Reason (as defined in the agreement), which such severance is offset by any income received by Dr. Abdelmonem during the severance period. His severance is increased to two years salary in the case of a change in control (as defined in the agreement) of the Company and a termination as described previously. Dr. Abdelmonem also receives a severance of six months salary if his employment contract expires without renewal. Dr. Abdelmonem’s agreement includes a provision for a bonus to be paid at the discretion of the board of directors and certain non-competition, non-solicitation, assignment of invention and confidentiality provisions.

      In December 2002, the Board of Directors authorized a bonus pool of up to $300,000 in which all officers, including Dr. Abdelmonem and Mr. Craig, shall be eligible to participate in the event that the Company achieves two consecutive quarters of positive cash flow results after taking into account the payment of such bonuses and all patent litigation costs. In the event the condition is achieved, the amount Dr. Abdelmonem and Mr. Craig may receive from such pool shall be determined in the discretion of the Board.

      Director Compensation. During 2002, the Company did not provide any cash compensation to its directors for their service on the board of directors. Each director of the Company who is not an employee of the Company (a “Non-Employee Director”) participates in the Illinois Superconductor Corporation 1993 Stock Option Plan (the “Plan”). The Plan provides for the automatic grant of non-qualified stock options (“NQSOs”) to each Non-Employee Director who is re-elected or continues to serve as a director because his or her term has not expired in consideration of his or her service on the board of directors to purchase 40,000 shares of Common Stock at the reported closing price of the Common Stock on the date of each annual meeting of the stockholders of the Company, provided that no such automatic grant shall be made to a Non-Employee Director who is first elected to the board of directors at the first such meeting or was first elected to the board of directors within three months prior to such annual meeting. Such options vest monthly over a two year period from the date of grant.

      In addition, the Plan provides for the automatic grant of NQSOs to each Non-Employee Director who is appointed or continues to serve on a committee of the board of directors in consideration of his or her service on a committee to purchase 5,000 shares of Common Stock at the reported closing price of the Common Stock on the date of each annual meeting of the stockholders of the Company, provided that no such automatic grant shall be made to a Non-Employee Director who was first appointed to the committee within three months prior to such annual meeting. These stock options vest monthly over a two year period from the date of grant and expire ten years from the date of grant.

      Pursuant to the Plan as in effect in 2002, Messrs. Van Wagenen, Powers, Brodsky, Spoor, Gropper and Hoffmann were each granted an option to purchase 40,000 shares of Common Stock on June 11, 2002 at an exercise price of $0.69. In addition, Mr. Hoffmann was granted two options to purchase 5,000 shares of Common Stock on June 11, 2002 at an exercise price of $0.69 for his service on the Audit and Compensation Committee during 2002 and Messrs. Powers, Mr. Van Wagenen and Spoor were each granted an option to purchase 5,000 shares of Common Stock on June 11, 2002 at an exercise price of $0.69 for their respective service on the Compensation Committee, Audit Committee and Audit Committee.

      In addition, each Non-Employee Director may also be granted additional stock options at the discretion of the board; provided, however, that during any calendar year, stock options for no more than 500,000 shares of Common Stock may be granted to any individual Non-Employee Director. The terms of such discretionary stock option grants shall be determined by the board of directors. Each of the Company’s non-employee directors was granted an additional option to purchase 50,000 shares of Common Stock on March 28, 2003 at an exercise price of $0.38 per share, of which 37,500 shares vested immediately and the remainder vest monthly (4,167 per month) during following three months.

      All Non-Employee Directors are reimbursed for their reasonable out-of-pocket expenses incurred in attending board and committee meetings.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth information regarding the beneficial ownership of Common Sock as of April 1, 2003, except as otherwise indicated in the relevant footnote, by (1) each person or group that the Company knows beneficially owns more than 5% of Common Stock, (2) each of the Company’s directors and director nominees, (3) the Named Executive Officers, and (4) all current executive officers and directors as a group. Unless otherwise indicated, the address of each person identified below is c/o the Company at its principal executive offices.

      The percentages of beneficial ownership shown below are based on 147,944,927 shares of Common Stock outstanding as of April 1, 2003, unless otherwise stated. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes those securities over which a person may exercise voting or investment power. In addition, shares of Common Stock which a person has the right to acquire upon the exercise of stock options and/or warrants within 60 days of the date of this table are deemed outstanding for the purpose of computing the percentage ownership of that person, but are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated in the footnotes to this table or as affected by applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned.

	Number of Shares
	of Common Stock		Percent of
Beneficial Owner	Beneficially Owned		Class

5% Stockholders
Alexander Finance, LP	51,216,799	(1)	33.6%
Elliott Associates, L.P.	34,255,988	(2)	22.3%
Elliott International, L.P.	31,433,539	(2)	20.5%
Directors and Named Executive Officers
Amr Abdelmonem	1,990,512	(3)	1.3%
Stuart Chase Van Wagenen	113,750	(3)	*
Mark D. Brodsky	387,500	(3)(4)	*
George M. Calhoun	1,004,833	(5)	*
Dan Gropper	71,667	(3)(4)	*
Howard S. Hoffmann	153,999	(3)	*
Tom L. Powers	271,217	(6)	*
Dennis M. Craig	734,480	(7)	*
Frank Cesario	208,975	(8)	*
All directors and executive officers as a group (10 persons)	4,936,933	(9)	3.2%

*	Less than 1%.

(1)	As reflected in a Schedule 13D/ A dated November 25, 2002. The address for Alexander Finance, L.P. is 1560 Sherman Avenue Evanston, IL 60201. Includes warrant to purchase 4,381,000 shares of common stock.

(2)	As reflected in a Schedule 13D/ A dated November 25, 2002. The address of Elliott Associates, L.P. is 712 Fifth Avenue, New York, New York 10019 and the address of Elliott International, L.P. is c/o Elliot International Capital Advisors, Inc. 712 Fifth Avenue New York, New York 10019. The number of share held by Elliott Associates, L.P. includes warrants to purchase 5,619,000 shares of Common Stock held by its wholly-owned subsidiary Manchester Securities Corporation.

(3)	Represents options to purchase shares which were exercisable as of April 1, 2003, or within 60 days from such date.

(4)	Excludes shares held by Elliott Associates, L.P. and Elliott International, L.P., each of whom beneficially own 34,255,988 and 31,433,539, respectively. Messrs. Brodsky and Gropper provide management services to Elliott Associates, L.P. and Elliott International, L.P. See note 2 above.

(5)	Includes outstanding options to purchase 770,833 shares which were exercisable as of April 1, 2003, or within 60 days from such date.

(6)	Includes outstanding options to purchase 270,917 shares which were exercisable as of April 1, 2003, or within 60 days from such date.

(7)	Includes 53,810 shares of Common Stock of which Mr. Craig shares investment and voting power and outstanding options to purchase 680,678 shares, which were exercisable as of April 1, 2003, or within 60 days from such date.

(8)	Includes outstanding options to purchase 207,605 shares, which were exercisable as of April 1, 2003, or within 60 days from such date.

(9)	Includes outstanding options to purchase 4,676,271 shares, which were exercisable as of April 1, 2003, or within 60 days from such date.

Item 13.	Certain Relationships and Related Transactions

      During April 2002, the Company entered into an agreement with Mr. Willes related to Mr. Willes’ separation from employment with the Company. Pursuant to the terms of the agreement, Mr. Willes resigned from his employment with ISCO effective April 12, 2002 and released the Company from any and all claims, including, but not limited to any and all claims relating to or in any way arising out of any aspect of Mr. Willes’ employment relationship and/ or his separation from employment with the Company. Mr. Willes was paid $100,000 in severance under the terms of the agreement and the Company also paid Mr. Willes’ health and other insurance benefits (other than disability insurance benefits) through October 31, 2002. The agreement also provided that 550,000 options which would have vested by April 12, 2003 vested as of April 12, 2002 and will remain exercisable through April 12, 2004.

      During June 2002 the Company engaged Nightingale & Associates, LLC to provide management consulting services. The Company paid $87,765 for such consulting services during 2002. Mr. Hoffmann, a director of the Corporation, is a principal of Nightingale.

      During October 2002, the Company entered into an Uncommitted Line of Credit with its two largest shareholders, an affiliate of Elliott Associates, L.P. (Manchester Securities Corporation and Alexander Finance, L.P.). This line provided that up to $4 million may be borrowed by the Company, with $1 million borrowed during October 2002 upon completion of the transaction. $1 million was borrowed during November 2002 and a third borrowing of $1 million occurred in March 2003. This line is uncommitted, such that each new borrowing under the facility would be subject to the approval of the lenders. If approved by the lenders, the Company may borrow up to an additional $1 million.

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

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of April, 2003.

ISCO INTERNATIONAL

By:	/s/ AMR ABDELMONEM

AMR Abdelmonem
Chief Executive Officer

CERTIFICATIONS

I, Amr Abdelmonem, certify that:

      1. I have reviewed this annual report on Form 10-K/ A of ISCO International, Inc.;

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

/s/ AMR ABDELMONEM

Amr Abdelmonem
Chief Executive Officer

Date: April 30, 2003

I, Frank Cesario, certify that:

      1. I have reviewed this annual report on Form 10-K/ A of ISCO International, Inc.;

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

Date: April 30, 2003