Form 10-Q
period 2003-03-31
ISCO INTERNATIONAL INC
filed 2003-05-15
CIK 888693

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended March 31, 2003.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                      to

Commission file number:  000-22302

ISCO INTERNATIONAL, INC.
(Name of Registrant as Specified in Its Charter)

Delaware	36-3688459

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

451 Kingston Court Mt. Prospect, Illinois	60056

(Address of Principal Executive Offices)	(Zip Code)

(847) 391-9400

(Registrant’s Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ..... No ...X...

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 1, 2003
Common Stock, par value $0.001 per share Preferred Stock Purchase Rights	147,974,927

PART I. FINANCIAL INFORMATION	1

Item 1. Financial Statements	1

Condensed Consolidated Balance Sheets as of March 31, 2003 (unaudited) and December 31, 2002
Condensed Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2003 and 2002
Condensed Consolidated Statements of cash flows (unaudited) for the three months ended March 31, 2003 and 2002
Notes to the condensed consolidated financial statements

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures About Market Risk	12

PART II. OTHER INFORMATION	14

Item 1. Legal Proceedings	14

Item 6. Exhibits and Reports on Form 8-K	15

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ISCO INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2003	2002

	(unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$513,601	$216,119
Inventories	835,291	896,572
Accounts receivable, net	885,871	1,551,912
Prepaid expenses and other	303,465	471,918

Total current assets	2,538,228	3,136,521
Property and equipment:
Property and equipment	8,976,131	8,968,732
Less: accumulated depreciation	(7,661,589)	(7,463,289)

Net property and equipment	1,314,542	1,505,443
Restricted certificates of deposit	90,458	114,508
Intangible assets, net	14,446,326	14,426,528
Other assets, net	—	—

Total assets	$18,389,554	$19,183,000

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$52,308	$193,458
Accrued liabilities	2,482,469	1,609,236
Current debt	3,000,000	—

Total current liabilities	5,534,777	1,802,694
Other long-term debt, less current portion	—	2,000,000
Stockholders’ equity:
Preferred stock; 300,000 shares authorized; No shares issued and outstanding at March 31, 2003 and December 31, 2002	—	—
Common stock ($.001 par value); 250,000,000 shares authorized; 147,974,927 and 147,944,927 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	147,975	147,945
Additional paid-in capital (net of unearned compensation)	158,797,927	158,172,391
Accumulated deficit	(146,091,125)	(142,940,030)

Total stockholders’ equity	12,854,777	15,380,306

Total liabilities and stockholders’ equity	$18,389,554	$19,183,000

NOTE: The condensed consolidated balance sheet as of December 31, 2002 has been derived from the audited financial statements for that date, but does not include all of the information and accompanying notes required by accounting principles generally accepted in the United States of America for complete financial statements.

See the accompanying Notes which are an integral part of the Condensed Consolidated Financial Statements.

ISCO INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,

	2003	2002

Net sales	$1,235,351	$1,563,119
Costs and expenses:
Cost of sales	629,521	1,538,150
Research and development	289,713	778,092
Selling and marketing	273,733	698,211
General and administrative	2,928,659	2,181,549
Total costs and expenses	4,121,626	5,196,003

Operating loss	(2,886,275)	(3,632,884)
Other income (expense):
Interest income	2,056	21,430
Non-cash interest expense	(212,516)	—
Interest expense	(54,361)	(168,602)

	(264,820)	(147,172)

Net loss	$(3,151,095)	$(3,780,056)

Basic and diluted loss per share	$(0.02)	$(0.03)

Weighted average number of common shares outstanding	147,956,594	129,202,136

See the accompanying Notes which are an integral part of the Condensed Consolidated Financial Statements.

ISCO INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,

	2003	2002

Operating Activities:
Net loss	$(3,151,095)	$(3,780,056)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	196,959	217,645
Non-cash interest expense	212,516	—
Non-cash compensation expense	413,050	102,300
Changes in operating assets and liabilities	1,627,858	(2,473,490)

Net cash used in operating activities	(700,712)	(5,933,601)

Investing Activities:
Decrease/(Increase) in restricted certificates of deposit	24,050	(3,250)
Payment of patent costs	(31,957)	(22,745)
Acquisition of property and equipment	(6,101)	(35,321)

Net cash used in investing activities	(1,806)	(61,316)

Financing Activities:
Proceeds from Shareholder Rights Offering	—	19,764,985
Proceeds from short-term loan	1,000,000	—
Exercise of stock options	—	311
Payments on other long-term debt	—	(9,425,000)

Net cash provided by financing activities	1,000,000	10,340,296

Increase in cash and cash equivalents	297,482	4,345,379
Cash and cash equivalents at beginning of period	216,119	1,720,697

Cash and cash equivalents at end of period	$513,601	$6,066,076

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

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of results for the interim periods have been included. These financial statement and notes included herein should be read in conjunction with the Company’s audited financial statement and notes for the year ended December 31, 2002 included in the Company’s Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter of for the entire year ending December 31, 2003. For further information, refer to the financial statements, including the notes thereto, included in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2002.

Recent Accounting Pronouncements

     As of the reporting date, the Company had recorded unamortized goodwill assets resulting from the acquisitions of Spectral Solutions, Inc. and the Adaptive Notch Filter division of Lockheed Martin Canada, Inc., both during 2000. Beginning January 1, 2002, goodwill is no longer to be amortized but rather to be tested for impairment on an annual basis and between annual tests whenever there is an indication of potential impairment. Impairment losses would be recognized whenever the implied fair value of goodwill is determined to be less than its carrying value. During 2002, the Company completed the process of evaluating goodwill for impairment under SFAS No. 142. As the fair value, using quoted market prices for the Company, exceeded the carrying amount, the goodwill was determined to be not impaired. During October 2002, the Company performed its annual evaluation of goodwill for impairment and no impairment was determined to exist, thus no write-down was required.

     The Company has concluded that no impairment exists as of the reporting date. As mentioned elsewhere in this document, litigation is still ongoing with respect to intellectual property rights between the Company and two primary competitors (which have recently merged). On April 3, 2003, the jury returned with its verdict in the “’215”patent litigation with Superconductor Technologies, Inc. et. al. The jury rejected the Company’s positions and determined the Company’s patent to be invalid. Additionally, the jury determined that the patent inventor was engaged in inequitable conduct and subsequently awarded the defendants $3.87 million in damages from the Company. The Company was severely disappointed by this verdict and has begun the post-trial motion process to overturn it. The underlying patent was a patent application acquired by the Company when it acquired Spectral Solutions, Inc. As a result of this verdict, the Company will perform an interim test of the carrying value of goodwill for impairment.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123. This Statement amends SFAS No. 123, “Accounting for Stock-based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported amounts. The amendments to SFAS 123 in paragraphs 2(a)-2(e) of this Statement are effective for financial statements for fiscal years ending after December 15, 2002. The amendment to SFAS 123 in paragraph 2(f) of this Statement and the amendment to Opinion 28 in paragraph 3 are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company does not expect that adoption of this statement will have a material effect on its results of operations or financial position.

     The Company has a stock-based employee compensation plan, which is more fully described in note 5. The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its plans. Stock expense for the first quarters of 2003 and 2002, respectively, is the result of options issued with an exercise price below the underlying stock’s market price. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement 123, Accounting for Stock-Based Compensation, using the assumptions described in Note 5, to its stock-based employee plans:

	Quarter Ended March 31,
	2003	2002

Net loss, as reported	$3,151	$3,780
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	413	102
Less: Total stock-based employee compensation determined under fair value based method for awards granted, modified, or settled, net of related tax effects	899	595

Pro forma net loss	$3,637	$4,273

Loss per share:
Basic — as reported	$0.02	$0.03
Basic — pro forma	$0.02	$0.03
Diluted — as reported	$0.02	$0.03
Diluted — pro forma	$0.02	$0.03

Note 2. Realization of Assets

     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses from operations in recent years, and such losses have continued through the (unaudited) quarter ended March 31, 2003. In addition, the Company has used, rather than provided, cash in its operations.

     In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its operational and financing requirements on a continuing basis, to maintain present financing, and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

     The Company has incurred, and continues to incur, losses from operations. For the years ended December 31, 2002, 2001, and 2000, the Company incurred net losses of $13,077,832, $28,189,603, and $18,796,183, respectively. The Company incurred an additional net loss of $3,151,095 during the first quarter 2003. During 2002 and 2001, the Company implemented strategies to reduce its cash used in operating activities. The Company’s strategy included the consolidation of its manufacturing and research and development facilities and a targeted reduction of the employee workforce, increasing the efficiency of the Company’s processes, focusing development efforts on products with a greater probability of commercial sales, expanding its outsourcing of manufacturing strategy, reducing professional fees and discretionary expenditures, and negotiating favorable payment arrangements with suppliers and service providers.

     As reflected elsewhere in this document, including Note 7, a jury verdict in April 2003 found the Company liable for $3.87 million in damages to a competitor, allegedly inflicted due to the Company’s prosecution of a patent claim against that competitor. The Company is pursuing a reversal of this verdict. The amount of any payment by the Company due to the damage award is uncertain. However, in the event that a material liability may exist with respect to this verdict, the Company’s funding requirement would increase and its ability to continue as a going concern would be negatively affected.

     To date, the Company has financed its operations primarily through public and private equity and debt financings. In the absence of the ability to draw on the uncommitted line of credit described herein, the Company does not have available funds on hand to pay its debts as they come due. The Company is seeking additional debt or equity financing sources as well as seeking alternative arrangements with creditors. The Company’s continued operations are therefore dependent upon its continued ability to raise funds through the issuance of its securities or borrowings or reach alternative arrangements with creditors. Subject to availability under the uncommitted line of credit, the Company believes that it has sufficient funds to operate its business as identified herein and to meet its obligations only through May 2003, unless it is able to either raise additional funds or reach alternative arrangements with creditors. There can be no assurance that the line of credit or other funding sources will be available to the Company and the Company has no alternative financing arrangements at this time. If the Company is unable to obtain necessary funding in the immediate future then either its operations may be significantly curtailed or it may not be able to continue as a going concern.

Note 3 — Net Loss Per Share

     Basic and diluted net loss per share is computed based on the weighted average number of common shares outstanding. Common shares issuable upon the exercise of options are not included in the per share calculations since the effect of their inclusion would be antidilutive.

Note 4 — Inventories

     Inventories consisted of the following:

	March 31, 2003	December 31, 2002

Raw materials	$587,000	$631,000
Work in process	31,000	40,000
Finished product	217,000	226,000

	$835,000	$897,000

     Inventories are stated net of reserves of $778,000 and $728,000 at March 31, 2003 and December 31, 2002, respectively.

Note 5 — Stock Options and Warrants

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

     On May 10, 1999, as described above, the Company re-priced certain stock options granted to employees and in accordance with US GAAP, at that time, the Company accounted for the re-priced stock options as “fixed”. As a result of adopting FIN 44, the Company is required to apply variable accounting to these options. If the market price of the Company’s common stock increases above the July 1, 2000 market price, the Company will have to recognize additional compensation expense equal to the increase in stock price multiplied by the number of re-priced options. No additional expense will be recognized if the stock does not exceed the July 1, 2000 value. However, the impact cannot be determined as it is dependent on the change in the market price of the common stock from July 1, 2000 until the stock options are exercised, forfeited, or expire unexercised. Because the stock price on March 31, 2003 was below that of July 1, 2000, no expense has been recognized during the period.

     On February 5, 2001, the Company’s board of directors authorized the re-pricing of certain “out of the money” stock options granted to employees during the calendar year of 2000 to the closing share price on such date, or $1.9375 per share. Options for a total of 2,676,000 shares of common stock were affected. This re-pricing causes these options to be subject to variable accounting as described in FIN 44. Because the stock price on March 31, 2003, was lower than the re-priced strike price no gain or loss was recognized during the period.

     On April 1, 2002, the Company’s board of directors authorized the re-pricing of certain “out of the money” stock options granted to employees. A new strike price of $0.81 per share was established, provided the respective employees remain with the Company for at least six months following the re-pricing date. In addition, certain stock options granted to directors were repriced, with a new strike price of $1.00 per share. As the stock price on March 31, 2003, was lower than the re-priced strike price no gain or loss was recognized during the period.

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

     During 2002, the Company’s Board of Directors granted 2,172,000 new stock options to the Company’s employees, including officers (option prices are generally, but not always, set at the closing price of the Company’s common stock as of the date of each respective grant). Those grants include the issuance of 900,000 stock options to the CEO during December 2002 that vest immediately and are priced at a $0.20 discount to the closing price of the Company’s common stock as of the date of grant. Consequently, $180,000 of compensation expense was recognized during December, 2002, in order to account for this discount. On January 2, 2003, the Company’s Board of Directors granted 2,800,000 new stock options to six of the Company’s employees, including officers. 950,000 of these options vested immediately, while the remaining 1,850,000 vest monthly in 12 installments. All of the options granted on January 2, 2003 were granted at a $0.22 discount to the closing price of the Company’s common stock as of the date of the grant. A charge of $311,000 was recognized during the first quarter 2003 to recognize the value of the discount.

     During the first three months of 2003, the Company’s board of directors granted 375,000 stock options to the Company’s employees and non-employee Board members. These grants were issued at the closing market price on the date of grant.

Note 6 — Debt

     As of the reporting date, the Company had drawn $3 million of debt financing under a credit line. During October 2002, the Company entered into an Uncommitted Line of Credit with its two largest shareholders, an affiliate of Elliott Associates, L.P. (Manchester Securities, L.P.) and Alexander Finance, L.P. This line is intended to provide up to $4 million to the Company. This line is uncommitted, such that each new borrowing under the facility would be subject to the approval of the lenders. Borrowings on this line bear an interest rate of 9.5% and are secured by all the assets of the Company. Outstanding loans under this agreement would be required to be repaid on a priority basis should the Company receive new funding from other sources. Additionally, the lenders are entitled to receive warrants to the extent funds are drawn down on the line. The warrants bear a strike price of $0.20 per share of common stock and expire on April 15, 2004. The credit line matures and is due, including accrued interest thereon, on March 31, 2004. Due to an agreement between the parties that did not provide warrants with respect to the third million in borrowings, a maximum of 15 million warrants may be issued as a result of this transaction, presuming certain antidilutive features are not triggered.

     According to existing accounting pronouncements and SEC guidelines, the Company has allocated the proceeds of these borrowings between their debt and equity components. As a result of these borrowings during 2002, the Company will record a non-cash charge of $1.2 million through the outstanding term of the warrants (April, 2004). $213,000 of that amount was recorded during the first quarter 2003.

Note 7 — Subsequent Events / Litigation Update.

     On April 3, 2003, the jury returned with its verdict in the “’215“patent litigation with Superconductor Technologies, Inc. et. al. The jury rejected the Company’s positions and determined its patent to be invalid. Additionally, the jury determined that inequitable conduct had occurred and subsequently awarded the defendants $3.87 million in damages from the Company. The Company was severely disappointed by this verdict and has begun the post-trial motion process to overturn it.

     The Company intends to continue to prosecute these claims vigorously and continue to defend against counterclaims in this litigation. The Company believes the patent to be valid, the counterclaims asserted against the Company to be without merit, and that it is in the best interests of the Company and its shareholders to continue to pursue this matter vigorously. For more information on this and other litigation, please see the Litigation Update provided in Item 1 of Part II of this report.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

General

     The following is a discussion and analysis of the historical results of operations and financial condition of the Company and factors affecting the Company’s financial resources. This discussion should be read in conjunction with the financial statements, including the notes thereto, set forth herein under “Part I. — Financial Information” and “Item 1. Financial Statements” and in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2002. This discussion contains forward-looking statements which involve certain risks, uncertainties and contingencies which could cause the Company’s actual results, performance or achievements to differ materially from those expressed, or implied, by such forward-looking statements. Such factors include those described in “Risk Factors” included in the Company’s Annual Report on Form 10-K, as amended. The forward-looking statements included in this report may prove to be inaccurate. In light of the significant uncertainties inherent in these forward-looking statements, you should not consider this information to be a guarantee by the Company or any other person that our objectives and plans will be achieved.

     The Company provides a wide array of interference-management solutions for the wireless telecommunications industry. The Company uses both our patent-pending and proprietary adaptive notch filter (“ANF”™) technology and our patented and proprietary high temperature superconductor (“HTS”) technology to monitor and suppress in-band and out-of-band interference in a wireless base station. The continuing development of, and expansion in, sales of the Company’s interference management solutions product lines will require a commitment of additional funds. The actual amount of the Company’s future funding requirements will depend on many factors, however, the Company has incurred, and continues to incur, losses from operations.

     In the absence of the ability to draw on the uncommitted line of credit described herein, the Company does not have available funds on hand to pay its debts as they come due. The Company is seeking additional debt or equity financing sources as well as seeking alternative arrangements with creditors. The Company’s continued operations are therefore dependent upon its continued ability to raise funds through the issuance of its securities or borrowings or reach alternative arrangements with creditors. Subject to availability under the uncommitted line of credit, the Company believes that it has sufficient funds to operate its business as identified herein and to meet its obligations only through May 2003, unless it is able to either raise additional funds or reach alternative arrangements with creditors. The Company does not have financing arrangements at this time and there can be no assurance that funding sources will be available to the Company. If the Company is unable to obtain necessary funding then either its operations may be significantly curtailed or it may not be able to continue as a going concern.

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

Results of Operations

Three Months Ended March 31, 2003 and 2002

     The Company’s net sales decreased $328,000, or 21%, to $1,235,000 for the three months ended March 31, 2003 from $1,563,000 for the same period in 2002. This decrease was primarily due to fulfillment of a relatively large follow-on order for both ANF™ and HTS systems during 2002. The Company anticipates its revenue during the second quarter 2003 to exceed revenue posted during the second quarter 2002 due to existing and/or anticipated future orders.

     Cost of sales decreased by $938,000, or 61%, to $630,000 for the three months ended March 31, 2003 from $1,538,000 for the same period in 2002. The decrease in cost of sales was due in part to the decrease in sales volume but primarily was due to the reduction of fixed costs and continued implementation of the Company’s outsourcing strategy.

     The Company’s research and development expenses decreased by $488,000, or 63%, to $290,000 for the three months ended March 31, 2003, from $778,000 for the same period in 2002. The consolidation of the Colorado and Canadian facilities into the Mount Prospect facility, as well as other cost control measures, were the primary reason for this reduction.

     Selling and marketing expenses decreased by $424,000, or 61%, to $274,000 for the three months ended March 31, 2003, from $698,000 for the same period in 2002. This decrease was due to cost reductions implemented during 2002.

     General and administrative expenses increased by $747,000, or 34%, to $2,929,000 for the three months ended March 31, 2003, from $2,182,000 for the same period in 2002. This increase was primarily attributable to an increase in legal expenses related to the patent litigation and noncash charges related to employee stock options. The increase of these costs during the first quarter of 2003 as compared to the first quarter of 2002 was $675,000 and $311,000 respectively. Exclusive of these costs, general and administrative expenses decreased $239,000 during the first quarter 2003, as compared to the first quarter 2002. During the first quarter 2003, these costs (patent litigation and noncash charges) comprised approximately $2 million of the $2.9 million in total general and administrative expense.

     Goodwill amortization and impairment issues are further detailed in Note 1.

Liquidity and Capital Resources

     The Company has incurred, and continues to incur, losses from operations. At March 31, 2003, the Company’s cash and cash equivalents were $514,000, an increase of $298,000 from the balance at December 31, 2002 of $216,000.

     The continuing development of, and expansion in, sales of the Company’s interference management solutions product lines will require a commitment of additional funds. The actual amount of the Company’s future funding requirements will depend on many factors, including: the amount and timing of future revenues, the level of product marketing and sales efforts to support the Company’s commercialization plans, the magnitude of the Company’s research and product development programs, the ability of the Company to improve product margins, the cost of additional plant and equipment for manufacturing and the costs involved in protecting the Company’s patents or other intellectual property.

     The April 2003 jury verdict found the Company liable for $3.87 million in damages to a competitor. The Company is pursuing a reversal of this verdict. The amount of any payment by the Company due to the damage award is uncertain. However, in the event that a material liability may exist with respect to this verdict, the Company’s funding requirement would increase and its ability to continue as a going concern would be negatively affected.

     To date, the Company has financed its operations primarily through public and private equity and debt financings. In the absence of the ability to draw on the uncommitted line of credit, the Company does not have available funds on hand to pay its debts as they come due. The Company is seeking additional debt or equity financing sources as well as seeking alternative arrangements with creditors. The Company’s continued operations are therefore dependent upon its continued ability to raise funds through the issuance of its securities or borrowings or reach alternative arrangements with creditors. Subject to availability under the uncommitted line of credit, the Company believes that it has sufficient funds to operate its business as identified herein and to meet its obligations only through May 2003, unless it is able to either raise additional funds or reach alternative arrangements with creditors. The uncommitted line of credit is with its two largest shareholders, an affiliate of Elliott Associates, L.P. (Manchester Securities Corporation) and Alexander Finance, L.P. This line is uncommitted, such that the additional borrowing under the facility is subject to the approval of the lenders. There can be no assurance that the line of credit or other funding sources will be available to the Company and the Company has no alternative financing arrangements at this time. If the Company is unable to obtain necessary funding in the immediate future then either its operations may be significantly curtailed or it may not be able to continue as a going concern.

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

     On February 10, 2003, the court disposed of various motions for summary judgment filed by each party. The court denied Superconductor Technologies’ motion for summary judgment of invalidity of the ‘215 patent as well as Conductus’ motion for summary judgment limiting computation of damages to a reasonable royalty for sales to Dobson Communications, Inc. On Superconductor Technologies’ motion for summary judgment of non-infringement, the court granted the motion with respect to claim 13 of the ‘215 patent and otherwise denied the motion with respect to each of the other asserted claims. With regard to Conductus’ motion for summary judgment of non-infringement, the court granted the motion with respect to claim 13 of the ‘215 patent and otherwise denied the motion with respect to each of the other asserted claims. In addition, the court denied Conductus’ motion for summary judgment of invalidity of all asserted claims for causes of action existing prior to the date of issuance of the certificate of correction and of invalidity of claim 13. The court also denied the Company’s motions for summary judgment that Superconductor Technologies’ internal projects are not prior art to the ‘215 patent and to dismiss the defendants’ counterclaims alleging unfair competition and interference with business relations.

     On April 3, 2003, the jury returned with its verdict. The jury rejected the Company’s positions and determined its patent to be invalid. Additionally, the jury determined that inequitable conduct had occurred and subsequently awarded defendants $3.87 million in damages from the Company. The Company was severely disappointed by this verdict and has begun the post-trial motion process to overturn it.

     The Company intends to continue to prosecute these claims vigorously and continue to defend against counterclaims in this litigation. The Company believes the patent to be valid, the counterclaims asserted against the Company to be without merit, and that it is in the best interests of the Company and its shareholders to pursue this matter vigorously.

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

On January 22, 2003, the Company announced that it has received a purchase order for Adaptive Notch Filters (ANF™) from a wireless operator in Israel.

On March 5, 2003, the Company announced that it had borrowed $1 million from the line of credit agreement with its two largest shareholders which was entered on October 23, 2002.

On March 11, 2003, the Company reported financial results for the fourth quarter and fiscal year ended December 31, 2002.

On April 3, 2003, the Company announced the jury verdict related to the recent patent infringement allegation against Superconductor Technologies, Inc. and its wholly-owned subsidiary, Conductus, Inc. (STI).

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of May, 2003.

ISCO International, Inc.

By:	/s/	Amr Abdelmonem
Dr. Amr Abdelmonem Chief Executive Officer (Principal Executive Officer)

By:	/s/	Frank Cesario
Frank Cesario Chief Financial Officer (Principal Financial and Accounting Officer)

Certifications

I, Amr Abdelmonem, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of ISCO International, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 15, 2003

/s/ Amr Abdelmonem Dr. Amr Abdelmonem Chief Executive Officer

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

Date: May 15, 2003

/s/ Frank Cesario Frank Cesario Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002