Form 10-Q
period 2003-06-30
ISCO INTERNATIONAL INC
filed 2003-08-14
CIK 888693

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2003.

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

     Indicated by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 1, 2003

Common Stock, par value $0.001 per share Preferred Stock Purchase Rights	147,974,927

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ISCO INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2003	2002

	(unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$315,218	$216,119
Inventories	786,270	896,572
Accounts receivable, net	133,739	1,551,912
Prepaid expenses, settlement receivable, and other	165,465	471,918

Total current assets	1,400,692	3,136,521
Property and equipment:
Property and equipment	8,973,589	8,968,732
Less: accumulated depreciation	(7,859,889)	(7,463,289)

Net property and equipment	1,113,700	1,505,443
Restricted certificates of deposit	90,824	114,508
Intangible assets, net	14,460,804	14,426,528
Other assets, net	—	—

Total assets	$17,066,020	$19,183,000

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$47,258	$193,458
Accrued liabilities	2,858,244	1,609,236
Current debt	3,000,000	—

Total current liabilities	5,905,502	1,802,694
Other long-term debt, less current portion	—	2,000,000
Stockholders’ equity:
Preferred stock; 300,000 shares authorized; No shares issued and outstanding at June 30, 2003 and December 31, 2002	—	—
Common stock ($.001 par value); 250,000,000 shares authorized; 147,974,927 and 147,944,927 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	147,975	147,945
Additional paid-in capital (net of unearned compensation)	159,216,854	158,172,391
Accumulated deficit	(148,204,311)	(142,940,030)

Total stockholders’ equity	11,160,518	15,380,306

Total liabilities and stockholders’ equity	$17,066,020	$19,183,000

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

ISCO INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

Net sales	$336,101	$134,241	$1,571,452	$1,697,360
Costs and expenses:
Cost of sales	332,426	588,734	961,947	2,126,885
Research and development	234,299	920,254	524,012	1,698,346
Selling and marketing	225,566	637,280	499,299	1,335,491
General and administrative	1,371,184	2,028,937	4,299,843	4,210,486
	—	—	—	—

Total costs and expenses	2,163,475	4,175,205	6,285,101	9,371,208

Operating loss	(1,827,374)	(4,040,964)	(4,713,649)	(7,673,848)
Other income (expense):
Interest income	1,108	32,244	3,164	53,675
Other interest expense	(286,920)	—	(553,796)	(168,602)
Other income (expense), net	—	—	—	—

	(285,812)	32,244	(550,632)	(114,927)

Net loss	$(2,113,186)	$(4,008,720)	$(5,264,281)	$(7,788,775)

Basic and diluted loss per share	$(0.02)	$(0.03)	$(0.04)	$(0.06)

Weighted average number of common shares outstanding	147,974,927	147,942,527	147,965,645	138,623,517

See the accompanying Notes which are an integral part of the Condensed Consolidated Financial Statements.

ISCO INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Six Months ended June 30, 2003

(UNAUDITED)

	Common Stock
			Additional		Unearned
	Number of		Paid-In	Accumulated	Compen-
	Shares	Amount	Capital	Deficit	sation	Total

Balance at December 31, 2002	147,944,927	$147,945	$158,672,239	$(142,940,030)	$(499,848)	$15,380,306
Exercise of stock options/DSU’s; $0-0.18 per share	30,000	30	(30)	—	—	—
Compensation Expense for non- employee stock options/other stock compensation	—	—	425,700	—	191,400	617,100
Non-cash warrant expense			427,393			427,393

Net Loss	—	—	—	(5,264,281)	—	(5,264,281)

Balance at June 30, 2003	147,974,927	$147,975	$159,525,302	$(148,204,311)	$(308,448)	$11,160,518

See the accompanying Notes which are an integral part of the Condensed Consolidated Financial Statements.

ISCO INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,

	2003	2002

Operating Activities:
Net loss	$(5,264,281)	$(7,788,775)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization, excluding goodwill	418,343	456,186
Non-cash warrant expense	427,393	—
Non-cash compensation expense	617,100	204,600
Changes in operating assets and liabilities	2,937,736	(871,162)

Net cash used in operating activities	(863,709)	(7,999,151)

Investing Activities:
Decrease / (Increase) in restricted certificates of deposit	23,684	(6,500)
Payment of patent costs	(56,019)	(99,856)
Acquisition of property and equipment, net	(4,857)	(85,960)

Net cash (used in) investing activities	(37,192)	(192,316)

Financing Activities:
Proceeds from Shareholder Rights Offering	—	19,764,985
Proceeds from credit line	1,000,000	—
Exercise of stock options	—	311
Payments on other long-term debt	—	(9,425,000)

Net cash provided by financing activities	1,000,000	10,340,296

(Decrease) / Increase in cash and cash equivalents	(99,101)	2,148,829
Cash and cash equivalents at beginning of period	216,119	1,720,697

Cash and cash equivalents at end of period	$315,218	$3,869,526

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

     The Company has concluded that no impairment exists as of the reporting date. As mentioned elsewhere in this document, litigation is still ongoing with respect to intellectual property rights between the Company and two primary competitors (which have recently merged). On April 3, 2003, the jury returned with its verdict in the “215” patent litigation with Superconductor Technologies, Inc. et. al. The jury rejected the Company’s positions and determined the Company’s patent to be invalid. Additionally, the jury determined that the patent inventor was engaged in inequitable conduct and subsequently awarded the defendants $3.87 million in damages from the Company. The Company was severely disappointed by this verdict and is engaged in the post-trial motion process to overturn it. The underlying patent was a patent application acquired by the Company when it acquired Spectral Solutions, Inc. Once the court issues a final ruling in this matter, the Company intends to perform an interim test of the carrying value of goodwill for impairment.

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

     The Company has a stock-based employee compensation plan, which is more fully described in note 5. The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its plans. Stock expense for the first six months of 2003 and 2002, respectively, is the result of options issued with an exercise price below the underlying stock’s market price. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement 123, Accounting for Stock-Based Compensation, using the assumptions described in Note 5, to its stock-based employee plans:

	Three Months Ended		Six Months
	March 31,		Ended June 30,

	2003	2002	2003	2002

Net loss, as reported	$2,113	$4,009	$5,264	$7,789
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	210	103	623	205
Less: Total stock-based employee compensation determined under fair value based method for awards granted, modified, or settled, net of related tax effects	595	355	1,494	950
Pro forma net loss	$2,498	$4,261	$6,135	$8,534
Loss per share:
Basic — as reported	$0.02	$0.03	$0.04	$0.06
Basic — pro forma	$0.02	$0.03	$0.04	$0.06
Diluted — as reported	$0.02	$0.03	$0.04	$0.06
Diluted — pro forma	$0.02	$0.03	$0.04	$0.06

Note 2. Realization of Assets

     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses from operations in recent years, and such losses have continued through the (unaudited) quarter ended June 30, 2003. In addition, the Company has used, rather than provided, cash in its operations.

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

     The Company has incurred, and continues to incur, losses from operations. For the years ended December 31, 2002, 2001, and 2000, the Company incurred net losses of $13,077,832, $28,189,603, and $18,796,183, respectively. The Company incurred an additional net loss of $2,113,186 during the second quarter 2003, and $5,264,281 during the six months ended June 30, 2003. During the past two years, the Company implemented strategies to reduce its cash used in operating activities. The Company’s strategy included the consolidation of its manufacturing and research and development facilities and a targeted reduction of the employee workforce, increasing the efficiency of the Company’s processes, focusing development efforts on products with a greater probability of commercial sales, expanding its outsourcing of manufacturing strategy, reducing professional fees and discretionary expenditures, and negotiating favorable payment arrangements with suppliers and service providers.

     As reflected elsewhere in this document, including Note 7, a jury determined in April 2003 that the Company was liable for $3.87 million in damages to a competitor, allegedly inflicted due to the Company’s prosecution of a patent claim against that competitor. The Company is engaged in the post-trial motion process in pursuit of a reversal of this determination. The amount of any payment by the Company due to the damage award is uncertain. However, in the event that a material liability may exist with respect to this verdict, the Company’s funding requirement would increase and its ability to continue as a going concern would be negatively affected.

     To date, the Company has financed its operations primarily through public and private equity and debt financings. The Company’s liabilities currently exceed its cash and liquid assets, even with the inclusion of the remaining balance of the credit line, which is uncommitted in nature. The Company intends to attempt to augment its existing capital position by utilizing the credit line and to seek other sources of capital or debt financing. There can be no assurance that the line of credit or other funding sources will be available to the Company. If the Company is unable to obtain necessary funding in the immediate future then either its operations may be significantly curtailed or it may not be able to continue as a going concern.

Note 3 — Net Loss Per Share

     Basic and diluted net loss per share is computed based on the weighted average number of common shares outstanding. Common shares issuable upon the exercise of options are not included in the per share calculations since the effect of their inclusion would be antidilutive.

Note 4 — Inventories

     Inventories consisted of the following:

	June 30, 2003	December 31, 2002

Raw materials	$556,000	$631,000
Work in process	75,000	40,000
Finished product	155,000	226,000

	$786,000	$897,000

Note 5 — Stock Options and Equity Transactions

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

     On May 10, 1999, as described above, the Company re-priced certain stock options granted to employees and in accordance with US GAAP, at that time, the Company accounted for the re-priced stock options as “fixed”. As a result of adopting FIN 44, the Company is required to apply variable accounting to these options. If the market price of the Company’s common stock increases above the July 1, 2000 market price, the Company will have to recognize additional compensation expense equal to the increase in stock price multiplied by the number of re-priced options. No additional expense will be recognized if the stock does not exceed the July 1, 2000 value. However, the impact cannot be determined as it is dependent on the change in the market price of the common stock from July 1, 2000 until the stock options are exercised, forfeited, or expire unexercised. Because the stock price on June 30, 2003 was below that of July 1, 2000, no expense has been recognized during the period.

     On February 5, 2001, the Company’s board of directors authorized the re-pricing of certain “out of the money” stock options granted to employees during the calendar year of 2000 to the closing share price on such date, or $1.9375 per share. This re-pricing causes these options to be subject to variable accounting as described in FIN 44. Because the stock price on June 30, 2003, was lower than the re-priced strike price no gain or loss was recognized during the period.

     On April 1, 2002, the Company’s board of directors authorized the re-pricing of certain “out of the money” stock options granted to employees. A new strike price of $0.81 per share was established, provided the respective employees remain with the Company for at least six months following the re-pricing date. In addition, certain stock options granted to directors were repriced, with a new strike price of $1.00 per share. As the stock price on June 30, 2003, was lower than the re-priced strike price no gain or loss was recognized during the period.

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

     On February 15, 2000, the Company’s board of directors granted to certain executive level employees an aggregate of 440,000 deferred stock units (“DSUs”) under the Company’s 1993 Amended and Restated Stock Option Plan (the “Plan”). The DSU’s represent the right to receive an equivalent number of restricted shares of the Company’s common stock. On the date of the grant, the DSU’s were set to vest at the rate of 10% on the first anniversary of the date of the grant, with the balance vesting at a rate of 20%, 30%, and 40% at the second, third, and fourth anniversary dates, respectively. The executive level employees had the right to elect to defer receipt of the common stock subject to the DSU’s to a later date. In the third quarter of 2000, the Company began to recognize compensation expense for the DSU’s over the vesting period (4 years) based on their intrinsic value of $1,925,000, which was the number of DSU’s multiplied by the closing price of the Company’s common stock on July 18, 2000, the measurement date ($4.38 per share). As of July 3, 2003, all DSU’s granted under this plan had been either received or cancelled. As a result of these transactions, unamortized deferred charges of $308,448 were eliminated. No additional expense is expected for this purpose.

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

     During 2002, the Company’s Board of Directors granted 2,172,000 new stock options to the Company’s employees, including officers (option prices are generally, but not always, set at the closing price of the Company’s common stock as of the date of each respective grant). Those grants include the issuance of 900,000 stock options to the CEO during December 2002 that vest immediately and are priced at 25% of the average closing price of the Company’s common stock as reported on the American Stock Exchange for the trading days between December 2, 2002 and the trading day prior to the date of grant, which was a $0.20 discount to the closing price of the Company’s common stock as of the date of grant. Consequently, $180,000 of compensation expense was recognized during December 2002, in order to account for this discount. On January 2, 2003, the Company’s Board of Directors granted 2,800,000 new stock options to six of the Company’s employees, including officers. 950,000 of these options vested immediately, while the remaining 1,850,000 vest monthly in 12 installments. All of the options granted on January 2, 2003 were granted at a similar discount as described above, ultimately valued at a $0.22 discount to the closing price of the Company’s common stock as of the date of the grant. A charge of $102,000 was recognized during the second quarter 2003 to recognize the value of the discount.

     During July 2003, the Board of Directors cancelled approximately 2.8 million outstanding options held by certain Company employees, including officers.

     During the first six months of 2003, in addition to the disclosure above, the Company’s board of directors granted 375,000 stock options to the Company’s employees and non-employee Board members. These grants were issued at the closing market price on the date of grant.

Note 6 — Debt and Financial Position

     As of the reporting date, the Company had drawn $3 million of debt financing under a credit line. An additional $300,000 was drawn during July, 2003. During October 2002, the Company entered into an Uncommitted Line of Credit with its two largest shareholders, an affiliate of Elliott Associates, L.P. (Manchester Securities, L.P.) and Alexander Finance, L.P. This line is intended to provide up to $4 million to the Company. This line is uncommitted, such that each new borrowing under the facility would be subject to the approval of the lenders. Borrowings on this line bear an interest rate of 9.5% and are secured by all the assets of the Company. Outstanding loans under this agreement would be required to be repaid on a priority basis should the Company receive new funding from other sources. Additionally, the lenders are entitled to receive warrants to the extent funds are drawn down on the line. The warrants bear a strike price of $0.20 per share of common stock and expire on April 15, 2004. The credit line matures and is due, including accrued interest thereon, on March 31, 2004. Due to an agreement between the parties that did not provide warrants with respect to the most recent $1.3 million in borrowings, a maximum of 13.5 million warrants may be issued as a result of this transaction, presuming certain antidilutive features are not triggered.

     According to existing accounting pronouncements and SEC guidelines, the Company has allocated the proceeds of these borrowings between their debt and equity components. As a result of these borrowings during 2002, the Company will record a non-cash charge of $1.2 million through the outstanding term of the warrants (April, 2004). $215,000 and $427,000 of that amount was recorded during the second quarter and first six months of 2003, respectively.

     The Company’s liabilities exceed its cash and liquid assets even with the inclusion of the remaining balance of the credit line, which is uncommitted in nature. There can be no assurance that other funding mechanisms, whether identified or not, will allow the Company to access additional funds as required.

Note 7 — Subsequent or Other Events

     During July 2003, the Company’s Board of Directors cancelled approximately 2.8 million outstanding stock options held by certain employees.

     Mr. Howard Hoffmann resigned from the Board of Directors, where he had served the Company since 1998. Mr. Hoffmann served on both the Compensation and Audit Committees of the Board. The Company is grateful for his contributions during his five-years on its Board of Directors and wishes him well in his future endeavors. A search is ongoing to add to the Company’s Board, now numbering six directors.

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

     The continuing development of, and expansion in, sales of the Company’s interference management solutions product lines will require a commitment of additional funds. The actual amount of the Company’s future funding requirements will depend on many factors. The Company has an immediate need for funds. The Company’s continued operations are therefore dependent upon its continued ability to raise funds through the issuance of its securities or borrowings, and its ability to acquire assets or satisfy liabilities by the issuance of stock. Management is currently seeking debt or equity financing. There is no guarantee that funding sources will be available to the Company. If the Company is unable to obtain necessary funding then either its operations may be significantly curtailed or it may not be able to continue as a going concern.

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

Results of Operations

Three Months Ended June 30, 2003 and 2002

     The Company’s net sales increased $202,000, or 151%, to $336,000 for the three months ended June 30, 2003 from $134,000 for the same period in 2002. This increase was due to the shipment of more ANF products during the second quarter of 2003 relative to the second quarter of 2002. The Company anticipates its unit volume and related revenue to increase during the third and fourth quarters of 2003 as compared to the second quarter of 2003, due to existing and/or anticipated customer orders.

     Cost of sales decreased by $257,000, or 44%, to $332,000 for the three months ended June 30, 2003 from $589,000 for the same period in 2002. The decrease in cost of sales, despite the increase in sales volume, was due to a combination of production efficiencies and the Company’s outsourced manufacturing program as well as a number of cost control measures adopted during the previous two years.

     The Company’s research and development expenses decreased by $686,000, or 75%, to $234,000 for the three months ended June 30, 2003, from $920,000 for the same period in 2002. The consolidation of the Colorado and Canadian facilities into the Mount Prospect facility including related headcount reduction, as well as other cost control measures and the relative progression of product development, were the primary reasons for this reduction.

     Selling and marketing expenses decreased by $411,000, or 65%, to $226,000 for the three months ended June 30, 2003, from $637,000 for the same period in 2002. This decrease, in spite of the increase in sales between the two periods, was due to cost reductions implemented during 2002.

     General and administrative expenses decreased by $658,000, or 32%, to $1,371,000 for the three months ended June 30, 2003, from $2,029,000 for the same period in 2002. This decrease was attributable to an overall decrease in legal expenses incurred in the ongoing patent litigation as well as other cost control measures. This reduced litigation cost represents approximately $200,000 of the $658,000 decrease between these respective periods.

     Goodwill amortization and impairment issues are further detailed in Note 1.

Six Months Ended June 30, 2003 and 2002

     The Company’s net sales decreased $126,000, or 7%, to $1,571,000 for the six months ended June 30, 2003 from $1,697,000 for the same period in 2002. This decrease was due to the timing of deliveries during 2003 and the fulfillment of a large purchase order during the first quarter of 2002. The Company anticipates its unit volume and related revenue during the full year 2003 to exceed related figures during 2002 due to existing and/or anticipated customer orders.

     Cost of sales decreased by $1,165,000, or 55%, to $962,000 for the six months ended June 30, 2003 from $2,127,000 for the same period in 2002. The decrease in cost of sales was due to the expansion of the Company’s outsourcing strategy, the decrease in sales volume, and various cost control measures adopted during the previous two years.

     The Company’s research and development expenses decreased by $1,174,000, or 69%, to $524,000 for the six months ended June 30, 2003, from $1,698,000 for the same period in 2002. The consolidation of the Colorado and Canadian facilities into the Mount Prospect facility including related headcount reduction, the relative progression of product development, as well as a number of cost control measures, were the primary reasons for this reduction.

     Selling and marketing expenses decreased by $836,000, or 63%, to $499,000 for the six months ended June 30, 2003, from $1,335,000 for the same period in 2002. This decrease was due to cost reductions implemented during 2002.

     General and administrative expenses increased by $90,000, or 2%, to $4,300,000 for the six months ended June 30, 2003, from $4,210,000 for the same period in 2002. This increase was attributable to non-cash charges associated with employee equity compensation and legal expenses incurred in the ongoing patent litigation. If not for these items, which increased by approximately $413,000 and $482,000, respectively, during these periods, general and administrative expenses would have decreased by approximately $805,000, or 19%, during the first six months of 2003 compared to the same period of 2002.

     Goodwill amortization and impairment issues are further detailed in Note 1.

Liquidity and Capital Resources

     At June 30, 2003, the Company’s cash and cash equivalents were $315,000, an increase of $99,000 from the balance at December 31, 2002 of $216,000. This increase was due to the timing of cash flows and the draw of $1 million on the credit line during the first quarter of 2003.

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

     The Company has financed its operations primarily through public and private equity and debt financings. The Company’s liabilities exceed its cash and liquid assets on hand even with the inclusion of the remaining balance of the credit line, which is uncommitted in nature. The Company’s continued operations are therefore dependent upon its continued ability to raise funds through the issuance of its securities or borrowings, and its ability to acquire assets or satisfy liabilities by the issuance of stock. Management is currently seeking other debt or equity financing. There can be no assurance that the line of credit or other funding sources will be available to the Company. If the Company is unable to obtain necessary funding then either its operations may be significantly curtailed or it may not be able to continue as a going concern.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     The Company does not have any material market risk sensitive instruments.

Item 4. Controls and Procedures.

(a)	An evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2003. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms.

(b)	There were no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Laves Litigation

     On July 17, 2000 Edward W. Laves filed an action (the “Complaint”) in the Law Division of the Circuit Court of Cook County, Illinois, against the Company and three directors charging the Company with constructive termination under and in breach of plaintiff’s employment agreement, and with violation of the Illinois Wage Payment and Collection Act. Plaintiff seeks damages “estimated to exceed $12 million.” The Company filed an appearance on behalf of all Defendants on October 3, 2000. On October 6, 2000, the Company filed on Defendants’ behalf a Motion to Dismiss the Complaint. On January 22, 2001, the court issued an order granting our Motion to Dismiss the claims against the Individual Defendants, but denied our Motion to Dismiss with respect to claims against the Company. On February 21, 2001, Plaintiff filed a Motion to reconsider the court’s dismissal of claims against the Individual Defendants. On March 13, 2001, we filed an Answer to the Complaint and a Memorandum in Opposition to this Motion to Reconsider. By order dated March 15, 2001, the court allowed Laves leave to file an amended Motion to Reconsider, which the Plaintiff filed on April 5, 2001, along with a motion to dismiss one of the Company’s affirmative defenses. Following a substitution of judges and a hearing on August 9, 2001, the court granted Plaintiff’s motion to dismiss one of the Company’s affirmative defenses and ordered the case transferred back to the judge originally assigned to the case for the limited purposes of ruling on Plaintiff’s amended motion to reconsider the dismissal of claims against the Defendants. On September 7, 2001, following a hearing, the Judge denied Plaintiff’s amended motion to reconsider and entered an order retaining jurisdiction of the matter for 30 days. On November 9, 2001, the Judge granted Plaintiff leave to file his First Amended Count II. On November 11, 2001, Plaintiff filed his amended pleading. On January 31, 2002, Plaintiff filed a corrected “Unified Complaint.” On February 15, 2002, all Defendants filed their Answers to the Unified Complaint. On March 5, 2002, the individual defendants served their answers to Plaintiff’s interrogatories and responses to Plaintiff’s discovery requests. On April 8, 2002, Laves was given leave to amend his Complaint and add Count III against the individual defendants for tortuous interference with contractual obligations. Laves seeks damages against these individuals for: (1) an amount to be provided at trial estimated to exceed $12 million; (2) $500,000 for Laves’ anxiety, mental suffering, and humiliation; (3) $500,000 for punitive damages; and (4) pre- and post- judgment interest and costs. Discovery is scheduled to close by August 1, 2003. Any “dispositive”

motions must be filed by September 5, 2003, oral fact discovery is extended until September 15, 2003 and a hearing on dispositive motions is set for September 30, 2003. A final pre-trial conference will be held on November 24, 2003, a week after the deadline for submission of pretrial material. The jury trial is set to begin December 8, 2003. ISCO considers these claims without merit and intends to defend against them vigorously.

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

     On April 3, 2003, the jury returned with its verdict. The jury rejected the Company’s positions and determined its patent to be invalid. Additionally, the jury determined that inequitable conduct had occurred and subsequently awarded defendants $3.87 million in damages from the Company. The Company was severely disappointed by this verdict and in engaged in the post-trial motion process to overturn it.

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

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits: A list of exhibits is set forth in the Exhibit Index found on page 18 of this report.

     (b)  Reports on Form 8-K:

     On April 3, 2003, the Company announced the jury verdict related to the recent patent infringement allegation against Superconductor Technologies, Inc. and its wholly-owned subsidiary, Conductus, Inc. (STI).

     On July 22, 2003, the Company reported financial results for the second quarter ended June 30, 2003. In addition, the Company announced that it had borrowed $300,000 from the line of credit agreement with affiliates of its two largest shareholders which was entered into on October 23, 2002.

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of August, 2003.

ISCO International, Inc.

By:	/s/ Amr Abdelmonem Dr. Amr Abdelmonem Chief Executive Officer (Principal Executive Officer)

By:	/s/ Frank Cesario Frank Cesario Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.