Form 10-Q
period 2003-09-30
ISCO INTERNATIONAL INC
filed 2003-11-14
CIK 888693

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2003.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ______________ to _______________

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

     Indicated by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2003

Common Stock, par value $0.001 per share	148,124,927
Preferred Stock Purchase Rights

PART I. FINANCIAL INFORMATION	1
Item 1. Financial Statements	1
Condensed Consolidated Balance Sheets as of September 30, 2003 (unaudited) and December 31, 2002
Condensed Consolidated Statements of Operations (unaudited) for the three months ended September 30, 2003 and 2002, and the nine months ended September 30, 2003 and 2002
Condensed Consolidated Statement of Stockholders’ Equity (unaudited) for the nine months ended September 30, 2003
Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2003 and 2002
Notes to condensed consolidated financial statements (unaudited)
Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations	11
Item 3. Quantitative and Qualitative Disclosures About Market Risk	14
Item 4. Controls and Procedures	14
PART II. OTHER INFORMATION	14
Item 1. Legal Proceedings	14
Item 5. Other Information	16
Item 6. Exhibits and Reports on Form 8-K	16

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ISCO INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2003	2002

	(unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$307,734	$216,119
Inventories	918,861	896,572
Accounts receivable, net	342,298	1,551,912
Prepaid expenses, settlement receivable, and other	118,947	471,918

Total current assets	1,687,840	3,136,521
Property and equipment:
Property and equipment	8,971,688	8,968,732
Less: accumulated depreciation	(8,058,189)	(7,463,289)

Net property and equipment	913,499	1,505,443
Restricted certificates of deposit	91,099	114,508
Intangible assets, net	14,466,047	14,426,528

Total assets	$17,158,485	$19,183,000

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$133,122	$193,458
Accrued liabilities	3,109,317	1,609,236
Current debt	4,000,000	—

Total current liabilities	7,242,439	1,802,694
Other long-term debt, less current portion	—	2,000,000
Stockholders’ equity:
Preferred stock; 300,000 shares authorized; No shares issued and outstanding at September	—	—
30, 2002 and December 31, 2001, respectively
Common stock ($.001 par value); 250,000,000 shares authorized; 148,124,927 and 147,944,927 shares issued and outstanding at September 30,	148,125	147,945
2003 and December 31, 2002, respectively
Additional paid-in capital (net of unearned compensation)	159,545,429	158,172,391
Accumulated deficit	(149,777,508)	(142,940,030)

Total stockholders’ equity	9,916,046	15,380,306

Total liabilities and stockholders’ equity	$17,158,485	$19,183,000

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

ISCO INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Net sales	$377,500	$429,645	$1,948,952	$2,127,005
Costs and expenses:
Cost of sales	297,995	541,304	1,259,942	2,668,189
Research and development	232,281	659,287	756,293	2,357.633
Selling and marketing	214,246	387,522	713,545	1,723,013
General and administrative	904,395	1,653,416	5,204,238	6,058,902

Total costs and expenses	1,648,917	3,241,529	7,934,018	12,807,737

Operating loss	(1,271,417)	(2,811,884)	(5,985,066)	(10,680,732)
Other income (expense):
Interest income	940	6,241	4,104	59,915
Interest expense	(302,720)	—	(856,516)	(168,602)

Other income (expense), net	(301,780)	6,241	(852,412)	(108,687)

Net loss	$(1,573,197)	$(2,805,643)	$(6,837,478)	$(10,789,419)

Basic and diluted loss per share	$(0.01)	$(0.02)	$(0.05)	$(0.08)

Weighted average number of common shares outstanding	147,986,340	147,944,927	147,972,619	141,764,798

See the accompanying Notes which are an integral part of the Condensed Consolidated Financial Statements.

ISCO INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Nine Months ended September 30, 2003

(UNAUDITED)

	Common Stock
			Additional		Unearned
	Number of		Paid-In	Accumulated	Compen-
	Shares	Amount	Capital	Deficit	sation	Total

Balance at December 31, 2002	147,944,927	$147,945	$158,672,239	$(142,940,030)	$(499,848)	$15,380,306
Exercise of DSU’s	30,000	30	(30)	—	—	—
Exercise of stock options	150,000	150	16,350			16,500
Cancellation of Options and DSU’s			(308,448)		308,448	—
Compensation Expense for non-employee stock options/other stock compensation	—	—	520,686	—	191,400	712,086
Non-cash warrant expense	—	—	644,632	—	—	644,632
Net Loss	—	—	—	(6,837,478)	—	(6,837,478)

Balance at September 30, 2003	148,124,927	$148,125	$159,545,429	$(149,777,508)	—	$9,916,046

See the accompanying Notes which are an integral part of the Condensed Consolidated Financial Statements.

ISCO INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,

	2003	2002

Operating Activities:
Net loss	$(6,837,478)	$(10,789,419)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization, excluding goodwill	628,496	698,582
Non-cash warrant expense	644,632	—
Non-cash compensation expense	712,086	306,900
Changes in operating assets and liabilities	2,980,040	(1,177,543)

Net cash used in operating activities	(1,872,224)	(10,961,480)

Investing Activities:
Decrease / (Increase) in restricted certificates of deposit	23,409	(9,750)
Payment of patent costs	(73,114)	(177,061)
Acquisition of property and equipment, net	(2,956)	(124,707)

Net cash used in investing activities	(52,661)	(311,518)

Financing Activities:
Proceeds from Shareholder Rights Offering	—	19,764,985
Credit Line Proceeds	2,000,000	—
Exercise of stock options	16,500	311
Payments on other long-term debt	—	(9,425,000)

Net cash provided by financing activities	2,016,500	10,340,296

Increase/(Decrease) in cash and cash equivalents	91,615	(932,702)
Cash and cash equivalents at beginning of period	216,119	1,720,697

Cash and cash equivalents at end of period	$307,734	$787,995

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

     The accompanying interim unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of results for the interim periods have been included. These interim financial statements and notes included herein should be read in conjunction with the Company’s audited financial statements and notes therein for the year ended December 31, 2002 included in the Company’s Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission (the “SEC”). The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2003.

Recent Accounting Pronouncements

     As of the reporting date, the Company had recorded unamortized goodwill assets resulting from the acquisitions of Spectral Solutions, Inc. and the Adaptive Notch Filter division of Lockheed Martin Canada, Inc., both during 2000. Beginning January 1, 2002, goodwill is no longer to be amortized but rather to be tested for impairment on an annual basis and between annual tests whenever there is an indication of potential impairment. Impairment losses would be recognized whenever the implied fair value of goodwill is determined to be less than its carrying value. During 2002, the Company completed the process of evaluating goodwill for impairment under SFAS No. 142. As the fair value, using quoted market prices for the Company, exceeded the carrying amount, the goodwill was determined to be not impaired. During September 2003, the Company performed an evaluation of goodwill for impairment and no impairment was determined to exist, thus no write-down was required.

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

     The Company has a stock-based employee compensation plan, which is more fully described in note 5. The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its plans. Stock expense for the first nine months of 2003 and 2002, respectively, is the result of options issued with an exercise price below the underlying stock’s market price. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement 123, Accounting for Stock-Based Compensation, using the assumptions described in Note 5, to its stock-based employee plans:

	Three Months	Ended September 30,

	2003	2002

Net loss, as reported	$1,573	$2,805

Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	89	103

Less: Total stock-based employee compensation determined under fair value based method for awards granted, modified, or settled, net of related tax effects	19	488

Pro forma net loss	$1,503	$3,190

Loss per share:

Basic – as reported	$0.01	$0.02

Basic – pro forma	$0.01	$0.02

Diluted – as reported	$0.01	$0.02

Diluted – pro forma	$0.01	$0.02

	Nine Months	Ended September 30,

	2003	2002

Net loss, as reported	$6,837	$10,789

Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	712	308

Less: Total stock-based employee compensation determined under fair value based method for awards granted, modified, or settled, net of related tax effects	1,513	1,437

Pro forma net loss	$7,638	$11,918

Loss per share:

Basic – as reported	$0.05	$0.08

Basic – pro forma	$0.05	$0.08

Diluted – as reported	$0.05	$0.08

Diluted – pro forma	$0.05	$0.08

     In January 2003, the FASB issued FASB Interpretation No.46, “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51” (“FIN 46”). FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003. For those arrangements entered into prior to February 1, 2003, the FIN 46 provisions are required to be adopted at the beginning of the first interim or annual period beginning after December 15, 2003.

The Company does not expect that the provisions of FIN 46 will have a material impact on the Company’s results of operations or financial position.

     In April 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative instruments and Hedging Activities.” SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The Company believes that the adoption of SFAS No. 149 will not have a material impact on the Company’s results of operations or financial position.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company believes that the adoption of SFAS No. 150 will not have a material impact on the Company’s results of operations or financial position.

Note 2. Realization of Assets

     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses from operations in recent years, and such losses have continued through the (unaudited) quarter ended September 30, 2003. In addition, the Company has used, rather than provided, cash in its operations.

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

     The Company has incurred, and continues to incur, losses from operations. For the years ended December 31, 2002, 2001, and 2000, the Company incurred net losses of $13,077,832, $28,189,603, and $18,796,183, respectively. The Company incurred an additional net loss of $1,573,197 during the third quarter 2003, and $6,837,478 during the nine months ended September 30, 2003. During the past two years, the Company implemented strategies to reduce its cash used in operating activities. The Company’s strategy included the consolidation of its manufacturing and research and development facilities and a targeted reduction of the employee workforce, increasing the efficiency of the Company’s processes, focusing development efforts on products with a greater probability of commercial sales, expanding its outsourcing of manufacturing strategy, reducing professional fees and discretionary expenditures, and negotiating favorable payment arrangements with suppliers and service providers.

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

Note 3 — Net Loss Per Share

     The Company follows SFAS No. 128, “Earnings Per Share,” which requires a dual presentation of “basic” and “diluted” earnings per share on the face of the statements of operations. Basic and diluted net loss per share is computed based on the weighted average number of common shares outstanding. Common shares issuable upon the exercise of options and warrants are not included in the per share calculations since the effect of their inclusion would be antidilutive. Excluded from this calculation, as indicated, were approximately 8.0 million outstanding options (both vested and unvested).

Note 4 — Inventories

     Inventories consisted of the following:

	September 30, 2003	December 31, 2002

Raw Materials	$502,000	$631,000
Work in process	176,000	40,000
Finished product	241,000	226,000

	$919,000	$897,000

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

     For outside directors, NSOs only will be granted with an exercise price of 100% of the fair value of the stock, as determined by the Committee, on the date of grant. The Plan provides that each outside director will be automatically granted NSOs on the date of their initial election to the board of directors. On the date of the annual meeting of the stockholders of the Company, each outside director who is elected, reelected, or continues to serve as a director, shall be granted additional NSOs, except for those outside directors who are first elected to the Board of Directors at the meeting or three months prior. The options granted vest ratably over one or two years, based on the date of grant, and expire after ten years from the grant date.

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

     On May 10, 1999, as described above, the Company re-priced certain stock options granted to employees and in accordance with US GAAP, at that time, the Company accounted for the re-priced stock options as “fixed”. As a result of adopting FIN 44, the Company is required to apply variable accounting to these options. If the market price of the Company’s common stock increases above the July 1, 2000 market price, the Company will have to recognize additional compensation expense equal to the increase in stock price multiplied by the number of re-priced options. No additional expense will be recognized if the stock does not exceed the July 1, 2000 value. However, the impact cannot be determined as it is dependent on the change in the market price of the common stock from July 1, 2000 until the stock options are exercised, forfeited, or expire unexercised. Because the stock price on September 30, 2003 was below that of July 1, 2000, no expense has been recognized during the period.

     On February 5, 2001, the Company’s board of directors authorized the re-pricing of certain “out of the money” stock options granted to employees during the calendar year of 2000 to the closing share price on such date, or $1.9375 per share. This re-pricing causes these options to be subject to variable accounting as described in FIN 44. Because the stock price on September 30, 2003, was lower than the re-priced strike price no gain or loss was recognized during the period.

     On April 1, 2002, the Company’s board of directors authorized the re-pricing of certain “out of the money” stock options granted to employees. A new strike price of $0.81 per share was established, provided the respective employees remain with the Company for at least six months following the re-pricing date. In addition, certain stock options granted to directors were repriced, with a new strike price of $1.00 per share. As the stock price on September 30, 2003, was lower than the re-priced strike price no gain or loss was recognized during the period.

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

     During 2002, the Company’s Board of Directors granted 2,172,000 new stock options to the Company’s employees, including officers (option prices are generally, but not always, set at the closing price of the Company’s common stock as of the date of each respective grant). Those grants included the issuance of 900,000 stock options to the CEO during December 2002 that vested immediately and were priced at 25% of the average closing price of the Company’s common stock as reported on the American Stock Exchange for the trading days between December 2, 2002 and the trading day prior to the date of grant, which was a $0.20 discount to the closing price of the Company’s common stock as of the date of grant. Consequently, $180,000 of compensation expense was recognized during December 2002, in order to account for this discount. On January 2, 2003, the Company’s Board of Directors granted 2,800,000 new stock options to six of the Company’s employees, including officers. 950,000 of these options vested immediately, while the remaining 1,850,000 vest monthly in 12 installments. All of the options granted on January 2, 2003 were granted at a similar discount as described above, ultimately valued at a $0.22 discount to the closing price of the Company’s common stock as of the date of the grant. A charge of $102,000 was recognized during the third quarter 2003 to recognize the value of the discount.

     During July 2003, the Board of Directors cancelled approximately 2.8 million outstanding options held by certain Company employees, including officers.

     During the first nine months of 2003, in addition to the disclosure above, the Company’s board of directors granted 690,000 stock options to the Company’s employees and non-employee Board members. These grants were issued at the closing market price on the date of grant.

Note 6 – Debt and Financial Position

     As of the reporting date, the Company had drawn $4 million of debt financing under a credit line. During October 2002, the Company entered into an Uncommitted Line of Credit with its two largest shareholders, an affiliate of Elliott Associates, L.P. (Manchester Securities Corporation) and Alexander Finance, L.P. This line is intended to provide up to $4 million to the Company. This line is uncommitted, such that each new borrowing under the facility would be subject to the approval of the lenders. Borrowings on this line bear an interest rate of 9.5% and are collateralized by all the assets of the Company. Outstanding loans under this agreement would be required to be repaid on a priority basis should the Company receive new funding from other sources. Additionally, the lenders were entitled to receive warrants to the extent funds were drawn down on the line. The warrants bear a strike price of $0.20 per share of common stock and expire on April 15, 2004. The credit line matures and is due, including accrued interest thereon, on March 31, 2004. Due to an agreement between the parties that did not provide warrants with respect to the most recent $2 million in borrowings, a maximum of 10 million warrants may be issued as a result of this transaction, presuming certain antidilutive features are not triggered.

     According to existing accounting pronouncements and SEC guidelines, the Company has allocated the proceeds of these borrowings between their debt and equity components. As a result of these borrowings during 2002, the Company will record a non-cash charge of $1.2 million through the outstanding term of the warrants (April, 2004). $217,000 and $645,000 of that amount were recorded during the third quarter and first nine months of 2003, respectively.

     Subsequent to the reporting date, and as announced during October 2003, the Company entered into an agreement with its lenders to supplement the credit line with an additional $2 million, $1 million of which was drawn immediately and $1 million available to be drawn upon the Company’s request and subject to the approval of the lenders. This supplemental facility bears a 14% rate of interest and is due October 31, 2004. Unlike the previous credit line, the supplemental facility does not include any stock warrants. The term of the previous credit line was not affected by this supplement, and as such the $4 million borrowed under that line, plus accrued interest, is due March 31, 2004.

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

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

General

     The following is a discussion and analysis of the historical results of operations and financial condition of the Company and factors affecting the Company’s financial resources. This discussion should be read in conjunction with the financial statements, including the notes thereto, set forth herein under “Part I.-Financial Information” and “Item 1. Financial Statements” and in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2002. This discussion contains forward-looking statements which involve certain risks, uncertainties and contingencies which could cause the Company’s actual results, performance or achievements to differ materially from those expressed, or implied, by such forward-looking statements. Such factors include those described in “Risk Factors” included in the Company’s Annual Report on Form 10-K, as amended. The forward-looking statements included in this report may prove to be inaccurate. In light of the significant uncertainties inherent in these forward-looking statements, you should not consider this information to be a guarantee by the Company or any other person that our objectives and plans will be achieved.

     The Company provides a wide array of interference-management solutions for the wireless telecommunications industry. The Company uses both our patented and proprietary adaptive notch filter

(“ANF”™) technology and our patented and proprietary high temperature superconductor (“HTS”) technology to monitor and suppress in-band and out-of-band interference in a wireless base station. The Company also employs alternative technologies, such as its RF 2™ product and various service offerings, to improve wireless network performance.

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

Results of Operations

Three Months Ended September 30, 2003 and 2002

     The Company’s net sales decreased $52,000, or 12%, to $378,000 for the three months ended September 30, 2003 from $430,000 for the same period in 2002. This decrease was primarily due to spending patterns in the industry. The Company anticipates its unit volume and related revenue to increase during the fourth quarter of 2003 as compared to the third quarter of 2003, due to existing and/or expected customer orders.

     Cost of sales decreased by $243,000, or 45%, to $298,000 for the three months ended September 30, 2003 from $541,000 for the same period in 2002. The decrease in cost of sales was due primarily to cost controls associated with the Company’s outsourced manufacturing program, and to a lesser extent to the decrease in sales volume, as well as to other cost control measures adopted during the previous year.

     The Company’s research and development expenses decreased by $427,000, or 65%, to $232,000 for the three months ended September 30, 2003, from $659,000 for the same period in 2002. The streamlining of certain processes, including related headcount reduction and other cost control measures, were the primary reasons for this reduction.

     Selling and marketing expenses decreased by $174,000, or 45%, to $214,000 for the three months ended September 30, 2003, from $388,000 for the same period in 2002. This decrease was due to cost reductions implemented during the previous year including the consolidation of the Dallas sales office into corporate headquarters in Mount Prospect, IL.

     General and administrative expenses decreased by $749,000, or 45%, to $904,000 for the three months ended September 30, 2003, from $1,653,000 for the same period in 2002. This decrease was attributable to cost reduction programs as well as decreased legal expenses incurred with respect to the patent litigation with Superconductor Technologies, Inc.

     Goodwill amortization and impairment issues are further detailed in Note 1.

Nine Months Ended September 30, 2003 and 2002

     The Company’s net sales decreased $178,000, or 8%, to $1,949,000 for the nine months ended September 30, 2003 from $2,127,000 for the same period in 2002. This decrease was due to changes in spending patterns within the industry. The Company has broadened its product and customer bases and expects improvement in net sales beginning during the fourth quarter 2003.

     Cost of sales decreased by $1,408,000, or 53%, to $1,260,000 for the nine months ended September 30, 2003 from $2,668,000 for the same period in 2002. The decrease in cost of sales was due to the implementation of the Company’s outsourced manufacturing program and other cost control measures adopted during the previous year, and to a lesser extent to the decrease in sales volume.

     The Company’s research and development expenses decreased by $1,602,000, or 68%, to $756,000 for the nine months ended September 30, 2003, from $2,358,000 for the same period in 2002. The consolidation of the Colorado and Canadian facilities into the Mount Prospect facility including related headcount reduction, as well as streamlining processes and other cost control measures, were the primary reasons for this reduction.

     Selling and marketing expenses decreased by $1,009,000, or 59%, to $714,000 for the nine months ended September 30, 2003, from $1,723,000 for the same period in 2002. This decrease was due to cost reductions implemented during the previous year including the consolidation of the Dallas sales office into corporate headquarters in Mount Prospect, IL.

     General and administrative expenses decreased by $855,000, or 14%, to $5,204,000 for the nine months ended September 30, 2003, from $6,059,000 for the same period in 2002. This decrease was attributable to cost control measures adopted during the previous year. Expenses are expected to continue to diminish due to the completion of the trial court phase of the Company’s patent litigation with Superconductor Technologies, Inc.

     Goodwill amortization and impairment issues are further detailed in Note 1.

Liquidity and Capital Resources

     At September 30, 2003, the Company’s cash and cash equivalents were $308,000, an increase of $92,000 from the balance at December 31, 2002 of $216,000. This increase was due to the timing of cash flows and various expenses offset by the draw of $2 million on the Company’s credit line during 2003.

     Subsequent to the reporting date, and as announced during October 2003, the Company entered into an agreement with its lenders to supplement the credit line with an additional $2 million, $1 million of which was drawn immediately and $1 million available to be drawn upon the Company’s request and subject to the approval of the lenders. This supplemental facility bears a 14% rate of interest and is due October 31, 2004. Unlike the previous credit line, the supplemental facility does not include any stock warrants. The term of the previous credit line was not affected by this supplement, and the $4 million borrowed under that line, plus accrued interest, is due March 31, 2004.

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

Critical Accounting Policies

     Refer to the Company’s Form 10-K, as amended, for the year ended December 31, 2002 for information regarding the Company’s Critical Accounting Policies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     The Company does not have any material market risk sensitive instruments.

Item 4. Controls and Procedures.

(a) An evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2003. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms.

(b) There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of such controls that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Laves Litigation

     On July 17, 2000 former President and CEO Edward W. Laves filed a two-count Complaint (the “Complaint”) in the Law Division of the Circuit Court of Cook County, Illinois. Laves named as Defendants the Company and three directors and sued for breach of contract (Count I) and for violation of the Illinois Wage Payment and Collection Act (“Wage Act”) (Count II). Laves claimed the Defendants constructively terminated him and then failed to pay severance benefits under his employment agreement. On April 8, 2002, Laves was given leave to amend his Complaint and add Count III against the individual director Defendants for tortious interference with contractual obligations. According the Complaint,

Laves seeks damages against the company in an amount estimated to exceed $12 million, plus attorney’s fees under the Wage Act and pre-and post-judgment interest. He seeks the same damages against the individual director Defendants, plus $5,000,000 for punitive damages. Discovery closed on October 15, 2003. On November 10, 2003, Laves voluntarily dismissed his claims for emotional harm damages, and the trial judge denied summary judgment motions by the Plaintiff and by the Defendants. The trial is scheduled to begin on March 22, 2004. ISCO considers these claims without merit and is vigorously defending against them.

Patent Litigation

     In July 2001, the Company filed suit in the United States District Court for the District of Delaware against Conductus, Inc. and Superconductor Technologies, Inc. alleging infringement of U.S. Patent No. 6,263,215, entitled “Cryoelectronically Cooled Receiver Front End for Mobile Radio Systems” (“the ‘215 patent”). This suit alleges that Conductus’ and Superconductor Technologies’ base station front-end systems containing cryogenically cooled superconducting filters infringe this patent. The Company seeks a permanent injunction enjoining Conductus and Superconductor Technologies from marketing, selling or manufacturing these products, as well as triple damages and attorneys fees. Conductus and Superconductor Technologies denied these allegations and asked the court to enter a judgment that the patent is invalid and not infringed. Conductus and Superconductor Technologies also asserted the defense of inequitable conduct and a counterclaim for a declaration that the patent is unenforceable as well as federal and state law counterclaims, including claims of unfair competition. Conductus and Superconductor Technologies sought both compensatory and punitive damages as well as attorneys fees and costs.

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

     On April 3, 2003, the jury returned with its verdict. The jury rejected the Company’s positions and determined its patent to be invalid. Additionally, the jury determined that inequitable conduct had occurred and subsequently awarded defendants $3.87 million in damages from the Company. The Company was severely disappointed by this verdict and in engaged in the post-trial motion process to overturn it. On August 21, 2003, the court issued its ruling on the post-trial motions. The court overturned the jury’s determination of unfair competition on the part of the Company and denied all requests for damages, including the $3.87 million jury award cited above. The court did not, however, overturn the jury determinations of patent invalidity and unenforceability based on inequitable conduct and denied ISCO’s motion for a new trial.

     During September 2003, the Company filed an appeal of this verdict requesting the reinstatement of its patent and the rights inherent within that patent, and Superconductor Technologies, Inc. filed a cross-appeal requesting reinstatement of the jury award and attorney’s fees.

     The Company intends to continue to prosecute its claims vigorously on appeal and continue to defend against defendants’ counterclaims. The Company believes the patent to be valid, the counterclaims asserted against the Company to be without merit, and that it is in the best interests of the Company and its shareholders to pursue this matter vigorously.

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

Item 5. Other Information.

Mr. James Fuentes joined the Company’s Board of Directors in November 2003 and was appointed to the audit committee. Mr. Fuentes is Founder, President and CEO of Clarity Communication Systems, Inc., Aurora, Illinois, a wireless software and systems development company formed in 1998.

Mr. Mark Brodsky, a board member since 1999, resigned from the Company’s Board of Directors in August 2003. Mr. Brodsky is a senior portfolio manager of Elliott Management Corporation (“Elliott Management”), a company that provides services for the benefit of Elliott Associates, L.P. and Elliott International, L.P., two of the Company’s largest shareholders. Additionally, Mr. Dan Gropper, a portfolio manager at Elliott Management, who has served on the Company’s Board of Directors since 2002, will not stand for re-election to the Board at the Company’s annual meeting of stockholders to be held on December 15, 2003.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits: A list of exhibits is set forth in the Exhibit Index found on page 14 of this report.

(b) Reports on Form 8-K:

On July 22, 2003, the Company announced it had borrowed $300,000 from the line of credit agreement with affiliates of its two largest shareholders which was entered on October 23, 2002 and also announced its financial results for its second quarter ended June 30, 2003.

On August 21, 2003, the Company announced it had borrowed the $700,000 from the line of credit agreement with affiliates of its two largest shareholders which was entered on October 23, 2002 and that the entire $4 million credit facility had been completely utilized by the Company.

On August 25, 2003, the Company announced that the U.S. District Court for the District of Delaware issued a ruling related to its pending motions to overturn the jury findings with regard to the validity and enforceability of the Company’s patent (U.S. Patent No. 6,263,215, entitled “Cryoelectronically Cooled

Receiver Front End for Mobile Radio Systems”) and allegations of inequitable conduct and unfair competition which had resulted in a damage award against the Company.

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of November, 2003.

ISCO International, Inc.

By: /s/ Amr Abdelmonem Amr Abdelmonem Chief Executive Officer (Principal Executive Officer)

By: /s/ Frank J. Cesario Frank J. Cesario Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.1	Amended and Restated Loan Agreement dated October 24, 2003 between ISCO International, Inc., Manchester Securities Corporation, and Alexander Finance L.P. incorporated by reference to exhibit 10.8 of the Company’s 8-K filed with the SEC on October 27, 2003

10.2	Amended and Restated Security Agreement dated October 24, 2003 between ISCO International, Inc., Spectral Solutions, Inc., Illinois Superconductor Canada Corporation, Manchester Securities Corporation, and Alexander Finance L.P. incorporated by reference to exhibit 10.9 of the Company’s 8-K filed with the SEC on October 27, 2003

10.3	Secured 14% Grid Note dated October 24, 2003 between ISCO International, Inc. and Alexander Finance L.P. in the principal amount of $876,200 incorporated by reference to exhibit 10.10 of the Company’s 8-K filed with the SEC on October 27, 2003

10.4	Secured 14% Grid Note dated October 24, 2003 between ISCO International, Inc. and Manchester Securities Corporation in the principal amount of $1,123,800 incorporated by reference to exhibit 10.11 of the Company’s 8-K filed with the SEC on October 27, 2003

10.5	Amended and Restated Guaranty of Spectral Solutions, Inc. incorporated by reference to exhibit 10.12 of the Company’s 8-K filed with the SEC on October 27, 2003

10.6	Amended and Restated Guaranty of Illinois Superconductor Canada Corporation incorporated by reference to exhibit 10.13 of the Company’s 8-K filed with the SEC on October 27, 2003

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.