Form 10-K
period 2003-12-31
ISCO INTERNATIONAL INC
filed 2004-03-30
CIK 888693

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark On)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

On June 30, 2003, 147,974,927 shares of the registrant’s Common Stock, par value $0.001 per share (the “Common Stock”) were outstanding. The aggregate market value on June 30, 2003 of the registrant’s Common Stock held by non-affiliates of the registrant was $9.3 million, based on the closing price per share of the registrant’s common stock as quoted on the American Stock Exchange. This amount excludes more than 109 million shares of common stock held by “affiliates”. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with, the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

None.

1

PART I

Item 1. Business

The Company develops and sells solutions designed to optimize the reverse link of wireless networks. Reverse link is the signal from the mobile device (e.g., mobile phone) to the base station. Its array of solutions includes its ANF product line (adaptive notch filter, “ANF”™), the new RF² product line (reverse link radio frequency fidelity, “RF²”™), services and other solutions, all focused on optimizing the reverse link.

The benefits of using the Company’s solutions include: allowing carriers (channels) to carry traffic in certain circumstances where they cannot do so, increased cell site capacity and utilization, easier location of new cell sites due to tolerance of interference, reduced mobile transmit power and thus improved battery life, improved voice quality and substantial reduction in dropped calls and failed attempts, culminating in more satisfied customers and increased revenues for wireless operators. These benefits have been documented in field trials and commercial deployments with wireless operators involving existing wireless systems.

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

The Company has announced the expansion of the ANF platform to support network-wide deployment in metropolitan service areas. The more flexible platform now has the capability to scan and protect any combination of CDMA carriers in either A-band or B-band cellular networks, along with a web-based network management software package to allow operators to remotely monitor and manage large numbers of sites equipped with ANF technology. This web-based reporting tool has been well-received by customers as a valuable tool for their use in managing their networks, and thus provides a strong competitive advantage to the ANF product line.

Based on customer feedback, the Company has further reinvented and refined its ANF™ product line to include an “ANF on Wheels”. This is a rapidly deployable solution to combat immediate problems that also serves as a state-of-the-art reporting tool. Operators can utilize the reporting features of this product to gain critical information of interference events within their networks.

RF² Technology

The Company launched its RF² product line during September 2003, and received commercial orders during the fourth quarter 2003. Designed for network-wide deployment, the RF² drastically reduces the noise figure in a base station, improving the ability of a base station to optimally process wireless signals. The impact of RF² is also felt on the handset in the form of reduced mobile transmit power and increased talk time while improving base station coverage. As a result, operators have fewer dropped calls, fewer connection failures, and most importantly, more satisfied customers. The RF² is only a fraction of the cost of higher-priced solutions, such as HTS units (High Temperature Superconductor filters), yet has been shown to deliver performance which is generally comparable with HTS.

The Company also has a number of HTS (High Temperature Superconductor filter) solutions available for the proper application, but has focused on the RF² as a value leader in the industry.

Professional Services

Over time, the Company has developed expertise in the area of reverse link issues, including interference mitigation. This expertise is provided to customers in the form of interference audits and analytical tools, thus allowing customers to focus their resources on running their networks instead of focusing on understanding interference problems.

HISTORY

The Company was founded in 1989 by ARCH Development Corporation, an affiliate of the University of Chicago, to commercialize superconductor technologies initially developed by Argonne National Laboratory. The Company was incorporated as Illinois Superconductor Corporation in Illinois on October 18, 1989 and reincorporated in Delaware on September 24, 1993. The Company shifted its focus from that of a superconductive filter provider to a customer-driven interference management Company during 2001, changing its name to ISCO International, Inc. More recently, the Company has broadened its view to the optimization of the reverse link of wireless networks (reverse link is the signal from the mobile device to the base station). The Company’s facilities and principal executive offices are located at 451 Kingston Court, Mt. Prospect, Illinois 60056 and its telephone number is (847) 391-9400. The Company maintains a website at http://www.iscointl.com. The information contained therein is not incorporated into this annual report.

BUSINESS STRATEGY

The Company’s strategic goal is to become the leading supplier of reverse link optimization solutions to wireless operators. ISCO is seeking to accomplish its goal by:

•	Marketing its products aggressively to leading wireless operators;

•	Providing customers comprehensive interference-control and other front-end solutions for wireless networks;

•	Continuing to build on its strong intellectual property position and assert its rights therein; and

•	Outsourcing product manufacturing and reducing product cost.

The Company is focusing its continuous efforts on winning the support of the world’s leading wireless operators for its reverse-link optimization solutions. The Company believes that its ANF™ products and RF²™ products, as well as its professional service support and other products, make it the reverse link specialist in the market. In addition, the Company recently started providing services to operators who need expert advice on understanding and controlling interference and other aspects of their networks.

The Company believes it holds a highly comprehensive intellectual property portfolio in reverse link optimization technology (more than 100 patents issued or pending).

The Company currently outsources production for its products. Management believes that it can maintain or achieve targeted product gross margins and minimize capital needs while reducing product costs. Management believes that offering the lowest product cost will further strengthen the Company’s ability to achieve its strategic objectives.

REVERSE LINK ISSUES, INCLUDING INTERFERENCE, AND WIRELESS SYSTEMS

Reverse link issues are a growing problem limiting cell site coverage, capacity and range, as well as mobile transmit power and related battery-life issues. Reverse link problems cause dropped calls, poor call quality, and other service problems that lead to subscriber dissatisfaction and turnover (churn). Interference enters a carrier’s operating frequencies from such sources as: home electronic devices such as portable phones, two-way radios used by commercial enterprises and governmental agencies, air-to-ground radio, police, fire and emergency services radio, military radio, wireless data networking systems, television and radio broadcasts, radar and other cellular networks. Interference is also created by electrical sources used to power cellular base station equipment. Interference may begin within a particular frequency or migrate from another frequency. Increased usage of co-location (multiple providers using the same towers), increased sensitivity of non-voice applications, and the continued surge in wireless traffic result in increasing the impact of Interference on wireless networks.

The Company believes the proliferation of wireless devices and high data rate services will exacerbate the amount of interference bombarding carriers’ operating frequencies. Conventional cellular base station equipment does not effectively cope with interference issues.

In the face of expanding subscriber bases, increased minutes of cell phone use, demand for high data rate services, the ease of customer churn due to number portability, restricted capital budgets and intense competition, the provisioning and optimization of wireless system infrastructure is a major challenge for operators. As a result of these industry conditions, wireless equipment manufacturers, including independent wireless technology companies and large original equipment manufacturers (OEM’s) are working intensely to develop technologies that provide operators the tools necessary to monetize the growing demand for wireless services.

Using the Company’s filtering solutions to optimize the reverse link aspect of the wireless network, including the mitigation of interference, the Company believes that operators can capture additional capacity and utilization, expand cell site range and coverage as well as reduce dropped calls to a fraction of what they were prior to the addition of the Company’s equipment and to drastically improve overall call quality. Further, the addition of data has placed a tremendous strain on wireless networks, and the Company has encountered cases where its products enabled carriers (channels) to carry traffic where they could not do so without the Company’s solutions. These issues, capacity and quality, have been presented as critical wireless operator issues in today’s environment.

The Company estimates the economic payback to operators as a result of the use of the Company’s filtering solutions should occur in less than one year, depending on cell site traffic levels and dynamics. The Company believes that the short economic payback of its equipment as opposed to other interference control solutions as well as the relatively low capital cost of the Company’s products make it’s products the best value of all alternatives to system operators.

The higher data rates of 2.5G systems (currently coming online) and 3G systems (up to 10 to 100 times faster than current 2G networks), will require much cleaner signals to support IP protocols (error rates typically 1,000 to 10,000 times better than current 2G specifications). As a result, management believes that system operators will eventually utilize its solutions in a large number of their base stations.

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

2. As wireless operators install their data-oriented 2.5G overlay networks on top of their existing 2G network, the Company believes data-networks will further strain system capacity resulting in the need for enhanced front-end systems to optimize the reverse link in order to achieve data and error rates specified.

3. Interference is a primary cause of poor call quality, dropped and lost calls. The Company believes that as a result of increasing use of devices such as cellular phones, wireless data networking equipment, wireless consumer appliances and radar, wireless network operators are coming to view interference management technologies as necessary to protect against their customer bases migrating to other carriers (churn), an especially sensitive topic since number portability (the ability to retain one’s phone number when changing wireless operators – historically a barrier to changing providers) went into effect.

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

3G standards are being developed to meet the needs for a true wireless Internet service. (There are several competing versions of the 3G standard, including W-CDMA and cdma2000. These standards are broadly similar. They are based on wideband CDMA architecture, and will require the same general ultra-clean interference suppression solutions.) These new standards will allow for user data-rates of up to 2 MB/s — nearly two hundred times faster than previous 2G networks. Moreover, 3G networks will have to support traffic patterns characteristic of Internet connectivity (“always on” service that may generate several hours of connect time per user per day) rather than today’s short voice telephony patterns.

One system element that is especially affected by 3G performance objectives is the receiver front-end, that acquire the desired signal and block interference from other sources. Existing 1G and 2G networks are designed around the less-than-perfect performance characteristics of conventional front-end systems based. These systems allow for a great deal of interference to penetrate the desired signal. There is evidence that even in existing networks (2G CDMA) there are large losses in system capacity — more than 50% of nominal capacity lost in many cases, according to recent tests with major CDMA carriers — due solely to the imperfections in receiver front-end filtering based on conventional technology. With 3G, extensive testing by NTT DoCoMo and others indicates that conventional front-end technology may not deliver adequate performance.

The Company believes itself to be a highly effective reverse link optimizer. The Company’s goal is to position itself to lead the industry in reverse link optimization applications within wireless systems. For example, ISCO’s ANF product line is a unique technology that mitigates interference effects, including those that originate inband, one of the most dominant factors in affecting service providers network quality.

TECHNOLOGY OVERVIEW

A wireless base station is divided (roughly) into two halves: the digital portion, and the so-called “front-end.”

The core expertise of ISCO is the application of technology and experience to wireless front-end systems. The components in the receiver front-end are designed to acquire the desired information-bearing signal and pass it through to the digital portion of the system, where it is processed digitally and the user information is extracted. Typically, much of the signal is lost as it passes through the front-end components. As well, undesired electromagnetic interference (inband and out of band) also leaks into the system due to imperfections in the filtering characteristics of the front-end devices.

The use of ISCO solutions for wireless front-end systems is based on creating front-end components which block or mitigate the impact of interference, optimize signal processing within the receive path while introducing very little signal loss or degradation, and help operators identify and resolve issues impacting performance.

RF² (Reverse link Radio Frequency Fidelity)

The Company launched a new product line, not based on superconductivity, that optimizes front-end performance. ISCO has developed a cost-effective solution that greatly enhances wireless base station performance. The RF² product is a reverse link low noise front-end solution developed out of ISCO’s years of experience with radio frequency and wireless base station performance needs. The RF² product is designed and priced for network wide deployment, improving base station coverage integrity and eliminating dead zones. The impact of RF² is also felt on the handset in the form of reduced mobile transmit power and increased talk time while improving base station coverage. As a result, operators have fewer dropped calls, fewer connection failures, and most importantly, more satisfied customers.

The RF² is easy to install, maintenance-free, and a fraction the cost of HTS solutions. Additionally, it has been shown to deliver results generally comparable to HTS without a cryogenic cooler or other moving parts.

RF² Competition

OEM competition include solution such as adding a carrier to the CDMA cell sites (to increase capacity), cell splitting, or even adding an entirely new base station so as to add capacity and coverage. After-market competition includes repeaters, tower-mounted amplifiers, and HTS receiver front ends. As with the OEM-based solutions, these products may generally improve the coverage of the network.

Adaptive Notch Filters

The Company offers adaptive notch filter products, not based on superconductivity, that continually scan a segment of RF spectrum for interference and block that interference within 20 milliseconds per carrier (channel). The blocking feature is in place as long as needed for noise suppression. These products are especially useful in dealing with sporadic in-band interference as they adapt the Company’s interference-management technology to the fluid environment. The complementary nature of these products with the Company’s RF² solutions to offer complete reverse link optimization solutions to its customers, rather than force customers to try to isolate the primary cause of their problems prior to looking for an effective solution.

ISCO’s ANF product substantially reduces or eliminates altogether the effects of such in-band interference. Each ANF unit continuously monitors up to all seven available CDMA carriers (or seven 1.25MHz channels) being utilized for service, identifying and eliminating narrow-band interferers within the channel whenever and wherever they occur. By dynamically notching out this in-band interference, the coverage integrity and supportable capacity of the cell site are maintained as designed during the network build out. As a direct consequence, the ANF product thereby recovers lost minutes of use, reduces the number of dropped calls and failed call attempts. An entire network of ANF hardware can be managed via the web-based management software that supports the hardware.

The current product is focused on CDMA networks. A product evolution path is planned to extend the range of applications to wide-band CDMA systems (W-CDMA). Other items that will be addressed during future product development include a higher level of integration and a modular design, resulting in a more compact and less expensive product with enhanced functionality, as well as configuration for an outdoor application

ISCO’s Adaptive Notch Filter (ANF) unit dynamically identifies and eliminates direct in-band interference in the reverse link of a wide-band system such as CDMA. When such interference is present without being eliminated, the reverse link of such a system will be significantly reduced, often to the point of not allowing any calls on the entire CDMA channel. The ANF unit continuously monitors the power spectral density across the CDMA carriers in use and identifies narrow-band interference in the band of interest. The severity of multiple in-band interferers is prioritized, and the ANF unit dynamically inserts a highly selective notch to eliminate up to three interferers with minimal impact on the desired broadband signal. A single ANF unit supports both the main and diversity paths of a single sector within the cell sites.

ISCO has also developed a network-wide, web-based network management tool (web monitor), allowing its customers to perform management functions for all ANF units throughout the system. This tool with a graphical user interface allows the service provider to control, configure, and monitor the ANF units remotely from the network management center. This includes:

•	Remote configuration of parameters within all ANF units;

•	Remote monitoring of alarm status for all ANF units;

•	Observe interference and notch activity from all units; and

•	View on-line event data and reports based on measured performance data.

ISCO has industry leading expertise in the design, deployment and optimization of CDMA networks. To facilitate rapid penetration of ANF, ISCO is offering professional services to the service providers engineering team to identify and quantify interference, and, its effects on network performance. ISCO has already developed the following custom software and hardware tools to perform interference analysis and interference audit. iSMART (Interference from System Metric Analysis Rules Tool): This software tool enables a service provider to identify potential ANF candidate sectors/cell sites by analyzing the system performance metrics data generated in their CDMA network. Automated Test Equipment, ANF-on-wheels and ANF Web Monitor: This software/hardware combination affords us the ability to perform interference audit at cell sites of service providers regardless of the frequency band of operation. This service helps quantify interference and identify new markets (frequency bands) with high interference.

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

Direct Competition — After-Market Vendors:

Fixed-frequency notch filters are the main form of direct competition. However, these will only work in a static interference environment, and hence do not satisfy the need of dynamic interference detection and elimination as observed in a vast majority of in-band interference scenarios. Finally, smart antennas were also developed with the intent of in-band interference mitigation. However, the Company believes these solutions have limited applicability and effectiveness in eliminating in-band interference, particularly in a CDMA-based network, and are typically substantially more expensive (in addition to being less effective) than ISCO’s ANF solution.

Direct Competition — OEMs:

Digital-signal-processing based solutions may be under development by the various OEMs. Even if the manufacturers do develop such a solution for in-band interference, the Company believes that they would have limited dynamic range and hence would only be able to mitigate low-power interference. (This has been confirmed, through discussions with a major OEM, which was interested in incorporating ISCO’s ANF product in addition to their own DSP-based solution, so that the ANF product could eliminate the effects of high-power interference.)

Indirect Competition — OEMs:

Indirect competition does not directly address the problem of in-band interference, but could be viewed as a method for circumventing the problem without addressing the issues at hand. Some of these are based solely on OEM-based hardware, such as adding a carrier to the CDMA cell sites (to increase capacity), cell splitting, or even adding an entirely new base station so as to add capacity and higher signal-to-noise in a particularly problematic location. However, the Company believes these solutions to be very costly, and, while providing more absolute network capacity, do not guarantee increased performance due to the limiting effects of in-band interference.

Indirect Competition — After-Market Vendors:

Other forms of indirect competition include repeaters, tower-mounted amplifiers, and HTS receiver front ends. As with the OEM-based solutions, the Company does not believe these to directly address the problem of in-band interference, but may generally improve the coverage of the network.

Product Benefits

The Company’s products are designed to address the high performance RF front-end needs of domestic and international commercial wireless telecommunication systems by providing the following advantages:

Greater Network Capacity and Utilization. The Company’s solutions can increase capacity and utilization by up to 70% or more. In some cases, capacity increases because channels which were previously unusable due to interference are recovered. In other cases, system utilization increases because of lower levels of blocked or dropped calls, and increases in the ability of the system to permit weak signals to be processed with acceptable call quality. In CDMA systems, increased capacity frequently results from lowering the system’s noise floor.

Improved Base Station Range. The Company’s RF front-end systems can extend the uplink range of a wireless system by up to 30% or more. Greater range can reduce a service operator’s capital expenditure per customer in lower density areas by filling in coverage gaps in existing systems or by reducing the number of required cell sites for new system deployments.

Improved Flexibility in Locating Base Stations. The Company’s RF front-end products can allow wireless telecommunications service providers to collocate base stations near other RF transmitters. The Company’s products allow the base station radio to better tolerate RF interference while reducing out-of band signals that could interfere with other nearby wireless telecommunication operators.

Improved Call Quality – Fewer Dropped Calls and Failed Connection Attempts. The Company’s products improve call quality by reducing dropped and blocked calls. During commercial installations, the Company’s RF filter products have demonstrated drastic reduction in dropped calls, by as much as 50% or more. The Company’s products similarly reduce the number of ineffective connection attempts and dead zones within networks.

Improved Digital System Capacity. Tests conducted by wireless operators show that on a single base station test, capacity of the base station increases by as much as 30%. The Company believes that with a system wide deployment of its products, the capacity of the system may increase by more than 70%. Additionally, cases have been presented where a carrier (channel) could not carry data traffic without an ANF™ solution.

Reduced Mobile Transmit Power. By improving the reverse link, reducing the system’s noise floor and mitigating the destructive impact of interference, the Company’s solutions greatly reduce required mobile transmit power. This improves battery life, among other benefits.

COMPANY HIGHLIGHTS

Sales and Marketing

Until recently, the Company had historically focused its sales and marketing effort on U.S. wireless service providers for retrofit applications. To date, the Company has sold its products to many of the largest cellular operators in the United States as well as to numerous mid-size and smaller U.S. wireless operators.

Recently, the Company has started targeting certain international customers, marketing both its existing products and presenting the benefits of its interference-management technology in the design and early stages of new systems for 2.5G and 3G Systems.

Manufacturing

The Company emphasizes the outsourcing of its manufacturing processes in order to provide predictable product yields and can be easily expanded to meet increased customer demand. Toward that end, the Company currently produces all of its ANFTM products through third party manufacturer and designed its RF² product for similar production. The Company believes there are multiple sources available for manufacturing and foresees no problem in future production runs built externally.

The Company’s internal manufacturing capability can be found in Mount Prospect, IL.

Research and Development

The Company’s R&D efforts have been focused on developing and improving RF products for wireless telecommunications systems. As a result of such efforts, product performance has been improved, product size has been reduced, production costs have been lowered, product functionality has been increased, and product packaging has been streamlined. While the Company expects to continue to invest in R&D to further improve and adapt its products to meet and exceed market expectations, this is expected to require significantly less capital than in the past as it is now primarily a matter of improving existing products as opposed to the initial development of those products. The Company also intends to develop related products that are synergistic with its core filter offerings and which utilize the Company’s core technical competencies in the interference-management arena.

The Company’s total R&D expenses during 2001, 2002 and 2003 were approximately $7,132,000, $2,737,000, and $988,000 respectively.

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

HTS Technology

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

Thick-film techniques use a series of processes more similar to the ceramic firing of a coating to create a somewhat thicker HTS layer on the substrate, and are typically employed to coat three-dimensional resonator elements and other larger structures. The manufacturing process is generally much simpler and less expensive (no clean room required as for thin-film). The advantages of thick-film HTS are much higher filter performance (i.e., better selectivity and ultimate rejection; much better intermodulation characteristics; larger numbers of poles can be employed.) as well as the ability to support high-power applications for transmit filters and other transmitter components. ISCO is the only company with intellectual property covering both technologies.

Patents

As of December 31, 2003, the Company had been issued more than 100 patents and patent applications, with no licenses of patents and patent applications held by others. The Company acquired patents, through assignment of a license from the Canadian government, in connection with the purchase of the Adaptive Notch Filtering business unit of Lockheed Martin Canada. One of the Company’s patents is jointly owned with Lucent Technologies, Inc. The Company believes that a large number of patent applications have been filed worldwide, and many patents have been granted in the U.S. relating to HTS materials. The claims in those patents often appear to overlap and there are interference proceedings pending in the United States Patent and Trademark Office (not currently involving the Company) regarding rights to inventions claimed in some of the HTS materials patent applications. Furthermore, the Company expects to pursue foreign patent rights on certain of its inventions and technologies critical to its products.

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

The Company may use certain hazardous materials in its research, development and any manufacturing operations to the extent it manufactures product in the future. As a result, the Company is subject to stringent federal, state and local regulations governing the storage, use and disposal of such materials. It is possible that current or future laws and regulations could require the Company to make substantial expenditures for preventive or remedial action, reduction of chemical exposure, or waste treatment or disposal. The Company believes it is in material compliance with all environmental regulations and to date the Company has not had to incur significant expenditures for preventive or remedial action with respect to the use of hazardous materials.

Employees

As of January 15, 2004, the Company had a total of 18 employees, 4 of whom hold advanced degrees. Of the employees, 2 are engaged in manufacturing and production, 7 are engaged in research, development and engineering, and 4 are engaged in marketing and sales, and 5 are engaged in finance and administration. Additionally, a former employee now provides consulting services within the marketing function. The Company also periodically employs other consultants and independent contractors on as as-needed basis. None of the Company’s employees are covered by a collective bargaining agreement. The Company believes its relationship with its employees is good.

FORWARD- LOOKING STATEMENTS

Because ISCO International, Inc. (“ISCO” or “ISCO International” or “Company”) wants to provide investors with more meaningful and useful information, this Annual Report on Form 10-K (“Form 10-K”) contains, and incorporates by reference, certain forward-looking statements that reflect the Company’s current expectations regarding its future results of operations, performance and achievements. The Company has tried, wherever possible, to identify these forward-looking statements by using words such as “anticipates,” “believes,” “estimates,” “expects,” “designs,” “plans,” “intends” and similar expressions. These statements reflect the Company’s current beliefs and are based on information currently available to the Company. Accordingly, these statements are subject to certain risks, uncertainties and contingencies, including the factors set forth under the caption “Risk Factors,” which could cause the Company’s actual results, performance or achievements for 2004 and beyond to differ materially from those expressed in, or implied by, any of these statements. You should not place undue reliance on any forward-looking statements. Except as otherwise required by federal securities laws, the Company undertakes no obligation to release publicly the results of any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date of this prospectus or to reflect the occurrence of unanticipated events.

RISK FACTORS

The following factors, in addition to other information contained herein, should be considered carefully in evaluating the Company and its business.

RISKS RELATED TO THE OPERATIONS AND FINANCING OF THE COMPANY

History of Losses Raises Doubts About Ability to Continue as a Going Concern

The Company was founded in October 1989 and through 1996 was engaged principally in research and development, product testing, manufacturing, marketing and sales activities. It has incurred net losses since inception. As of December 31, 2003, the accumulated deficit was approximately $150.1 million. The Company has only recently begun to generate revenues from the sale of its ANF and RF² products. Accordingly, although management has announced the expectation of improvement during 2004, it is nonetheless possible that the Company may continue to experience net losses and cannot be certain if or when the Company will become profitable.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming the Company will continue a going concern and do not include any adjustments relating to the recoverability of reported assets or liabilities should the Company be unable to continue as a going concern.

Future Capital Needs

To date, the Company has financed its operations primarily through public and private equity and debt financings, and most recently through financings with affiliates of its two largest shareholders. The Company believes that it has sufficient funds to operate its business as identified herein through 2004, provided that the Company is able to borrow the $1 million remaining under the uncommitted line of credit with affiliates of its two largest shareholders, Elliott Associates, L.P. (Manchester Securities Corporation) and Alexander Finance, L.P. This line is uncommitted, such that the additional borrowing under the facility is subject to the approval of the lenders. Without this credit line, the Company believes it has funds available into the third or fourth quarter 2004, and quite possibly longer, subject to operating results. The Company intends to look into augmenting its existing capital position by utilizing the unused portion of the credit line as identified and through other sources of capital.

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

Limited Experience in Manufacturing, Sales and Marketing

For the Company to be financially successful, it must either manufacture its products in substantial quantities, at acceptable costs and on a timely basis or enter into an outsourcing arrangement with a qualified manufacturer that will allow it the same. Currently, the Company’s manufacturing requirements are met by third party contract manufacturers. The efficient operation of the Company’s business will depend, in part, on its ability to have these and other companies manufacture its products in a timely manner, cost–effectively and in sufficient volumes while maintaining the required quality. Any manufacturing disruption could impair the Company’s ability to fulfill orders and could cause us to lose customers.

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

The Company’s sales and marketing experience to date is very limited. The Company may be required to further develop its marketing and sales force in order to effectively demonstrate the advantages of its products over other products. The Company also may elect to enter into arrangements with third parties regarding the commercialization and marketing of its products. If the Company enters into such agreements or relationships, it will be substantially dependent upon the efforts of others in deriving commercial benefits from its products. The Company may be unable to establish adequate sales and distribution capabilities, it may be unable to enter into marketing arrangements or relationships with third parties on financially acceptable terms, and any such third party may not be successful in marketing the Company’s products. There is no guarantee that its sales and marketing effort will be successful.

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

RISKS RELATED TO THE COMPANY’S COMMON STOCK AND CHARTER PROVISIONS

Volatility of Common Stock Price

The market price of the Company’s common stock, like that of many other high-technology companies, has fluctuated significantly and is likely to continue to fluctuate in the future. Since January 1, 1999 and through December 31, 2003, the closing price of its common stock has ranged from a low of $0.10 per share to a high of $39.00 per share, but its common stock has not traded above $0.68 per share during 2003. Announcements by us or others regarding the receipt of customer orders, quarterly variations in operating results, acquisitions or divestitures, additional equity or debt financings, results of customer field trials, scientific discoveries, technological innovations, litigation, product developments, patent or proprietary rights, government regulation and general market conditions may have a significant impact on the market price of the common stock. In addition, fluctuations in the price of the Company’s common stock could affect the Company’s ability to maintain the listing of its common stock on the American Stock Exchange.

Risk of Dilution

As of December 31, 2003, the Company had (i) outstanding warrants to purchase 10 million shares of common stock at a weighted average exercise price of $0.20 per share and (ii) outstanding options to purchase 6,659,557 shares of common stock at a weighted average exercise price of $0.55 per share (646,320 of which have not yet vested) issued to employees, directors and consultants pursuant to the 2003 Equity Incentive Plan and its predecessor 1993 Stock Option Plan as Amended, the merger agreement with Spectral Solutions, and individual agreements with management and directors. In order to attract and retain key personnel, the Company may issue additional securities, including stock options, in connection with the Company’s employee benefit plans, or may lower the price of existing stock options.

During February 2004, the warrant holders exercised all their warrants, resulting in 10 million shares of the Company’s common stock being issued. The Company received the $2 million aggregate strike price for the exercise of these warrants.

The exercise of options and warrants for common stock and the issuance of additional shares of common stock and/or rights to purchase common stock at prices below market value would be dilutive to existing stockholders and may have an adverse effect on the market value of the common stock.

Concentration of the Company’s Stock Ownership

At the time of this filing, officers, directors and principal stockholders (holding greater than 5% of outstanding shares) together control approximately 45% of the outstanding voting power. Consequently, these stockholders, if they act together, would be able to exert significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change of control of the Company, even if a change may be in the best interests of the Company’s stockholders. The interests of these stockholders may not always coincide with the interests of the Company’s or the interests of other stockholders. Accordingly, these stockholders could cause the Company to enter into transactions or agreements that it would not otherwise consider.

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

TECHNOLOGY AND MARKET RISKS

The Company is Dependent on Wireless Telecommunications

The principal target market for the Company’s products is wireless telecommunications. The devotion of substantial resources to the wireless telecommunications market creates vulnerability to adverse changes in this market. Adverse developments in the wireless telecommunications market, which could come from a variety of sources, including future competition, new technologies or regulatory decisions, could affect the competitive position of wireless systems. Any adverse developments in the wireless telecommunications market may have a material adverse effect on the Company’s business, operating results and financial condition.

The Company is Dependent on the Enhancement of Existing 2G and 2.5G Networks and the Build-Out of 3G Networks, and the Capital Spending Patterns of Wireless Network Operators

Increased sales of products is dependent on a number of factors, one of which is the build-out of third generation, or 3G, enabled wireless communications networks as well as enhancements of existing infrastructure. Building wireless networks is capital intensive, as is the process of upgrading existing second generation, 2G, equipment. Further, the capital spending patterns of wireless network operators is beyond management’s control and depends on a variety of factors, including access to financing, the status of federal, local and foreign government regulation and deregulation, changing standards for wireless technology, the overall demand for wireless services, competitive pressures and general economic conditions. The build-out of 2.5G and 3G enabled networks may take years to complete. The magnitude and timing of capital spending by these operators for constructing, rebuilding or upgrading their systems significantly impacts the demand for the Company’s products. Any decrease or delay in capital spending patterns in the wireless communication industry, whether because of a general business slowdown or a reevaluation of the prospective demand for 2.5G and 3G services, would delay the build-out of these networks and may significantly harm business prospects.

The Company’s Success Depends on the Market’s Acceptance of its Products

The Company’s RF filter products, including its ANF and RF² products, have not been sold in very large quantities and a sufficient market may not develop for these products. Customers establish demanding specifications for performance, and although the Company believes it has met or exceeded these specifications to date, there is no guarantee that the wireless service providers will elect to use these solutions to solve their wireless network problems. Although the Company has received several orders from wireless operators for the Company’s products over the past year, there is no assurance that it will continue to receive orders from these customers.

Rapid Technological Change and Future Competitive Technologies Could Negatively Affect Operations

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

BUSINESS RISKS

Dependence on a Limited Number of Customers

Sales to three of the Company’s customers accounted for 98% and 95% of the Company’s total revenues for 2003 and 2002, respectively. In addition, a significant amount of the Company’s technical and managerial resources have been focused on working with these and a limited number of other operators and OEMs.

The Company expects that if its products achieve market acceptance, a limited number of wireless service providers and OEMs will account for a substantial portion of revenue during any period. Sales of many of the Company’s products depend in significant part upon the decision of prospective customers and current customers to adopt and expand their use of these products. Wireless service providers, wireless equipment OEMs and the Company’s other customers are significantly larger than, and are able to exert a high degree of influence over the Company. Customers’ orders are affected by a variety of factors such as new product introductions, regulatory approvals, end user demand for wireless services, customer budgeting cycles, inventory levels, customer integration requirements, competitive conditions and general economic conditions. The failure to attract new customers would have a material adverse effect on the business, operating results and financial condition.

Lengthy Sales Cycles

Prior to selling products to customers, the Company may be required to undergo lengthy approval and purchase processes. Technical and business evaluation by potential customers can take up to a year or more for products based on new technologies. The length of the approval process is affected by a number of factors, including, among others, the complexity of the product involved, priorities of the customers, budgets and regulatory issues affecting customers. The Company may not obtain the necessary approvals or ensuing sales of such products may not occur. The length of customers’ approval process or delays could make the Company’s quarterly revenues and earnings inconsistent and difficult to trend.

Dependence on Limited Sources of Supply

Certain parts and components used in the Company’s RF filter products are only available from a limited number of sources. The Company’s reliance on these limited source suppliers exposes it to certain risks and uncertainties, including the possibility of a shortage or discontinuation of certain key components and reduced control over delivery schedules, manufacturing capabilities, quality and costs. Any reduced availability of such parts or components when required could materially impair the ability to manufacture and deliver products on a timely basis and result in the cancellation of orders, which could have a material adverse effect on the business, operating results and financial condition.

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

Related to this topic, the Company produces substantially all of its products through third-party contract manufacturers. Like raw materials, the elimination of any of these entities or delays in the fulfillment process, for whatever reason, may impact the Company’s ability to fulfill customer orders on a timely basis and may have a material adverse effect on the business, operating results, or financial condition.

To satisfy customer requirements, the Company may be required to stock certain long lead time parts and/or finished product, in anticipation of future orders or otherwise commit funds toward future purchase. The failure of such orders to materialize as forecasted could limit resources available for other important purposes or accelerate the requirement for additional funds. In addition, such excess inventory could become obsolete, which would adversely affect financial performance. Business disruption, production shortfalls or financial difficulties of a limited source supplier could materially and adversely affect the Company by increasing product costs or reducing or eliminating the availability of such parts or components. In such events, the inability to develop alternative sources of supply quickly and on a cost-effective basis could materially impair the ability to manufacture and deliver products on a timely basis and could have a material adverse effect on the business, operating results and financial condition.

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

Failure of Products to Perform Properly Might Result in Significant Warranty Expenses

In general, products carry a warranty of one or two years, limited to replacement of the product or refund of the cost of the product. In addition, the Company offers its customers extended warranties. Repeated or widespread quality problems could result in significant warranty expenses and/or the loss of customer confidence. The occurrence of such quality problems could have a material adverse effect on the business, operating results and financial condition.

Intense Competition, and Increasing Consolidation in the Company’s Industry, Could Create Stronger Competitors and Harm the Business

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

LEGAL RISKS

Intellectual Property and Patents

The Company’s success will depend in part on its ability to obtain patent protection for its products and processes, to preserve trade secrets and to operate without infringing upon the patent or other proprietary rights of others and without breaching or otherwise losing rights in the technology licenses upon which any of the Company’s products are based. As of December 31, 2003, the Company had been issued or was actively pursuing applications for more than 100 US and foreign patents. The Company acquired patent rights in connection with the purchase of the Adaptive Notch Filtering business unit of Lockheed Martin Canada. One of the patents is jointly owned with Lucent Technologies, Inc. The claims in those patents often appear to overlap and there have been interference proceedings pending in the United States Patent and Trademark Office (not currently involving the Company) regarding rights to inventions claimed in certain patent applications. The Company believes there are a large number of patents and patent applications covering RF filter products and other products and technologies that it is pursuing. Accordingly, the patent positions of companies using RF technologies, including the Company, are uncertain and involve complex legal and factual questions. The patent applications filed by the Company or others may not result in issued patents or the scope and breadth of any claims allowed in any patents issued to the Company or others may not exclude competitors or provide competitive advantages. In addition, patents issued to the Company, its subsidiaries or others may not be held valid if subsequently challenged or others may claim rights in the patents and other proprietary technologies owned or licensed by the Company. Others may have developed or may in the future develop similar products or technologies without violating any of the Company’s proprietary rights. Furthermore, the loss of any license to technology that the Company might acquire in the future may have a material adverse effect on the business, operating results and financial condition.

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

Older patent applications in the U.S. are currently maintained in secrecy until patents are issued. In foreign countries and for newer U.S. patent applications, this secrecy is maintained for a period of time after filing. Accordingly, publication of discoveries in the scientific literature or of patents themselves or laying open of patent applications in foreign countries or for newer U.S. patent applications tends to lag behind actual discoveries and filing of related patent applications. Due to this factor and the large number of patents and patent applications related to RF materials and technologies, and other products and technologies that the Company is pursuing, comprehensive patent searches and analyses associated with HTS materials, RF technologies and other products and technologies that the Company is pursuing are often impractical or not cost-effective. As a result, patent and literature searches cannot fully evaluate the patentability of the claims in its patent applications or whether materials or processes used by the Company for its planned products infringe or will infringe upon existing technologies described in U.S. patents or may infringe upon claims in patent applications made available in the future. Because of the volume of patents issued and patent applications filed relating to RF technologies and other products and technologies that it is pursuing, the Company believes there is a significant risk that current and potential competitors and other third-parties have filed or will file patent applications for, or have obtained or will obtain, patents or other proprietary rights relating to materials, products or processes used or proposed to be used by the Company. In any such case, to avoid infringement, it would have to either license such technologies or design around any such patents. The Company may be unable to obtain licenses to such technologies or, if obtainable, such licenses may not be available on terms acceptable to the Company or the Company may be unable to successfully design around these third-party patents.

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

Litigation

The Company has been subject to a number of lawsuits and currently has ongoing legal proceedings involving the Company’s assertion of patent infringement litigation and related counterclaims raised by the defense. If the Company is not successful in defending itself against these counterclaims, there may be a material and adverse effect on the Company’s business, operating results and financial condition. The Company has announced the settlement of the Laves litigation as described elsewhere.

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

Environmental Liability

Certain hazardous materials may be used in research, development and manufacturing operations. As a result, the Company is subject to stringent federal, state and local regulations governing the storage, use and disposal of such materials. It is possible that current or future laws and regulations could require it to make substantial expenditures for preventive or remedial action, reduction of chemical exposure, or waste treatment or disposal. The Company believes it is in material compliance with all environmental regulations and to date has not had to incur significant expenditures for preventive or remedial action with respect to the use of hazardous materials. However, its operations, business or assets could be materially and adversely affected by the interpretation and enforcement of current or future environmental laws and regulations. In addition, although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, there is the risk of accidental contamination or injury from these materials. In the event of an accident, the Company could be held liable for any damages that result. Furthermore, the use and disposal of hazardous materials involves the risk that the Company could incur substantial expenditures for such preventive or remedial actions. The liability in the event of an accident or the costs of such actions could exceed available resources or otherwise have a material adverse effect on the business, results of operations and financial condition. The Company carries property and workman’s compensation insurances in full force and effect through nationally known carriers which include pollution cleanup or removal and medical claims for industrial incidents.

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

Item 2. Properties

The Company maintains its corporate headquarters in a 35,000 square foot building located in Mt. Prospect, Illinois under a lease which expires in October 2004. Additionally, it maintains a 6,500 square foot facility located in North York, Ontario under a sublease that expires in August 2004, which has been further broken into two segments which have subsequently been subleased to other entities. The Company also has a small office lease in Dallas, Texas (expiring February 2005). The Mount Prospect facility houses the Company’s manufacturing, research, development, engineering and marketing activities. The Company believes that this facility is adequate and suitable for its current needs and that additional space would be available on commercial terms as necessary to meet any future needs. As the Company currently outsources manufacturing for its products, it expects to move into a new facility by October 2004.

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

On April 3, 2003, the jury returned with its verdict. The jury rejected the Company’s positions and determined its patent to be invalid. Additionally, the jury determined that inequitable conduct had occurred and subsequently awarded defendants $3.87 million in damages from the Company. The Company was severely disappointed by this verdict and it engaged in the post-trial motion process to overturn it. On August 21, 2003, the court issued its ruling on the post-trial motions. The court overturned the jury’s determination of unfair competition on the part of the Company and denied all requests for damages, including the $3.87 million jury award cited above. The court did not, however, overturn the jury determinations of patent invalidity and unenforceability based on inequitable conduct and denied ISCO’s motion for a new trial.

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

Laves Litigation

On July 17, 2000 former President and CEO Edward W. Laves filed a two-count Complaint (the “Complaint”) in the Law Division of the Circuit Court of Cook County, Illinois. Laves named as Defendants the Company and three directors and sued for breach of contract (Count I) and for violation of the Illinois Wage Payment and Collection Act (“Wage Act”) (Count II). Laves claimed the Defendants constructively terminated him and then failed to pay severance benefits under his employment agreement. On April 8, 2002, Laves was given leave to amend his Complaint and add Count III against the individual director Defendants for tortious interference with contractual obligations. According the Complaint, Laves sought damages against the company in an amount estimated to exceed $12 million, plus attorney’s fees under the Wage Act and pre-and post-judgment interest. He sought the same damages against the individual director Defendants, plus $5,000,000 for punitive damages.

During February 2004, the parties reached settlement. Laves was paid $700,000, half of which came from the Company and the remainder from the Company’s insurance carrier, and all parties agreed to terminate proceedings, with prejudice. The Company accrued for its portion as a contingent liability as of December 31, 2003.

Item 4. Submission of Matters to a Vote of Security Holders

At our annual meeting of shareholders held on December 15, 2003, the following proposals were approved by the margins indicated:

		Voted For	Number of Shares	Withheld
1.	To elect one Class I director to the Board of Directors for a term of three (3) years and until his successor is duly elected and qualified.
	George M. Calhoun	139,563,025		600,433

		Voted For	Number of Shares Against	Withheld
2.	To approve the ISCO International, Inc. 2003 Equity Incentive Plan	79,493,093	1,667,036	210,243

3.	To ratify the appointment of Grant Thornton LLP as the independent auditors of the Company’s financial statements for the fiscal year ending December 31, 2003.	139,789,620	254,250	119,588

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

The Common Stock has been quoted since June 2002 on the American Stock Exchange under the symbol “ISO.” Prior to that, and until April 1999, the stock had been quoted on the OTC Bulletin Board under the symbol “ISCO.” From 1993 until April 1999, the Common Stock was quoted on the NASDAQ National Market. The following table shows, for the periods indicated, the reported high and low sale prices for the Common Stock. Such prices reflect prices between dealers, without retail mark up, mark down, or commissions and may or may not reflect actual transactions.

	High	Low
FISCAL YEAR ENDING DECEMBER 31, 2002
First Quarter	$0.86	$0.45
Second Quarter	$0.94	$0.40
Third Quarter	$0.54	$0.18
Fourth Quarter	$0.76	$0.10

FISCAL YEAR ENDING DECEMBER 31, 2003
First Quarter	$0.46	$0.30
Second Quarter	$0.43	$0.11
Third Quarter	$0.62	$0.22
Fourth Quarter	$0.68	$0.18

On December 31, 2003, there were approximately 300 holders of record of the Common Stock. On such date the closing bid price for the Company’s common stock as reported on the American Stock Exchange was $0.55.

The Company has never paid cash dividends on the Common Stock and the Company does not expect to pay any dividends on its Common Stock in the foreseeable future.

Recent Sales of Unregistered Securities

During the three months ended December 31, 2003, we issued a total of 1,000,000 shares of our common stock that were not registered under the Securities Act of 1933, as amended (“1933 Act”) in reliance on an exemption pursuant to Section 4(2) of the 1933 Act. These shares of common stock were issued pursuant to a Settlement Agreement and Release with Morgan and Finnegan L.L.P. (“M&F”), the Company’s former patent counsel. The agreement reflected the resolution of a dispute between the Company and M&F and the shares were issued in consideration for the release of claims by M&F against the Company.

Item 6. Selected Financial Data

The following table presents selected consolidated financial data with respect to the Company as of and for the years ended December 31, 1999, 2000, 2001, 2002 and 2003. The selected consolidated financial data for each of the years in the five-year period ended December 31, 2003 have been derived from the audited consolidated financial statements of the Company. The information set forth below should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Financial Statements and Supplementary Data.”

	1999	2000	2001	2002	2003
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net sales	$2,408,604	$495,885	$1,981,001	$3,662,805	$3,238,402

Costs and expenses:
Cost of sales	5,923,173	2,672,578	3,978,368	3,565,140	1,639,540
Research and development	1,757,214	3,187,768	7,131,654	2,737,084	988,425
Selling and marketing	1,581,545	1,239,959	3,263,813	2,201,195	959,798
General and administrative	2,617,809	5,967,631	7,738,458	7,972,948	5,264,492
Goodwill amortization		704,165	2,009,974	—	—

Operating loss	(9,471,137)	(13,276,216)	(22,141,266)	(12,813,562)	(5,613,853)
Other income (expense):
Interest income	98,194	174,919	138,696	62,954	5,087
Interest expense	(12,634,745)	(5,650,572)	(229,568)	(327,224)	(1,197,309)
Other income (expense), net	36,623	(16,017)	(5,957,465)	—	(350,000)

	(12,499,928)	(5,491,670)	(6,048,337)	(264,270)	(1,542,222)

Loss before extraordinary item	(21,971,065)	(18,767,886)	(28,189,603)	(13,077,832)	(7,156,075)

Extraordinary item-debt extinguishment	(745,197)	(28,297)		—	—

Net loss	(22,716,262)	(18,796,183)	(28,189,603)	(13,077,832)	(7,156,075)

Preferred Stock dividends

Net loss plus Preferred Stock dividends	$(22,716,262)	$(18,796,183)	$(28,189,603)	$(13,077,832)	$(7,156,075)

Basic and diluted loss per common share before extraordinary item	$(1.71)	$(0.57)	$(0.26)	$(0.09)	$(0.05)
Extraordinary item-debt extinguishment	(0.06)		—	—	—

Basic and diluted loss per common share	$(1.77)	$(0.57)	$(0.26)	$(0.09)	$(0.05)

Weighted average number of common shares outstanding	12,841,497	33,037,106	107,829,453	142,884,921	148,080,749

CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents	$723,711	$2,453,845	$1,720,697	$216,119	$346,409

Working capital	831,724	3,096,173	658,661	1,333,827	735,840

Total assets	6,039,159	23,750,073	20,927,095	19,183,000	17,723,035

Long-term debt/capital lease obligations, less current portion	13,650,885	198	9,425,000	2,000,000	5,000,000

Stockholders’ equity (net capital deficiency)	(9,291,712)	21,644,211	7,975,219	15,380,306	10,943,247

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

A NOTE CONCERNING FORWARD-LOOKING STATEMENTS

The discussion below contains certain forward looking statements that reflect our current expectations regarding the Company’s future results of operations, performance and achievements. Please see the discussion of such forward looking statements under “Forward Looking Statements” in Item 1 above.

Overview

The Company has shifted from manufacturing in-house to an outsourced manufacturing model. Its products are designed for efficient production in this manner, emphasizing solid-state electronics over mechanical devices with moving parts. The decrease in cost associated with these developments, coupled with enhanced product functionality, has allowed the Company to realize improved margins. Extensions of developed technology, based on substantial input from customers, have allowed the Company to launch the RF² product and consider additional solutions while controlling total R&D cost. The Company has announced several recent events, both during 2003 and early 2004, such as the resolution of the Laves litigation, the resolution of a vendor dispute reserved at $2 million in exchange for 1 million shares of the Company’s common stock, the receipt of $2 million from the exercise of all outstanding warrants (which were related to the credit line), and the extension of its credit line debt maturity date from March and October 2004 to April 2005. Despite these improvements, the wireless telecommunications industry is subject to risks beyond the Company’s control that can negatively impact customer capital spending budgets (as occurred during 2003) and/or spending patterns. For this and other reasons, the Company’s financial statements have been prepared assuming the Company will continue as a going concern.

Results of Operations

Years Ended December 31, 2003 and 2002

The Company’s net sales decreased $425,000, or 12%, from $3,663,000 in 2002 to $3,238,000 in 2003, as a result of a focus on more profitable business and due to an industry-wide reduction in capital expenditures during the first half of 2003. Sales of the Company’s HTS products were substantially reduced, while revenues from its ANF products increased and revenues began to be realized on its RF² products during the fourth quarter 2003, shortly after the September 2003 product launch. The Company anticipates its net sales to increase during 2004 based on existing and/or anticipated customer orders.

Cost of products sold decreased $1,925,000, or 54% from $3,565,000 in 2002 to $1,640,000 in 2003. This occurred despite only a 12% decrease in revenue, as a result of various cost control measures adopted during the preceding two years, including the continued emphasis on outsourcing manufacturing processes and the focus on profitable business, and the nature and value of products sold (i.e., the reduced sales of HTS products and increased sales of ANF and RF² products). The cost of products sold for 2003 and 2002 consisted of direct material, labor and overhead costs associated with the products that were shipped during the period, as well as other costs consisting primarily of allocated overhead costs incurred to produce units in ending finished goods inventory that exceed net realizable value. The Company expects the cost of products sold as a percentage of revenue to improve during 2004 due to anticipated revenue increases and related efficiencies, certain cost control initiatives, and primarily due to the continued emphasis on outsourcing the manufacture of its products.

The Company’s internally funded research and development expenses decreased by $1,749,000, or 64%, from $2,737,000 in 2002 to $988,000 during 2003. These reductions were primarily due to cost-cutting measures and the shift from initial development to product improvement and related product expansion as the focus of development efforts. The emphasis on new products with a greater probability of profitable near-term commercial sales also were significant in this reduction. The Company expects these expenses to remain at approximately the 2003 level.

Selling and marketing expenses decreased $1,241,000, or 56%, from $2,201,000 during 2002 to $960,000 during 2003. This decrease was due to cost reductions implemented during the past year. The Company expects these expenses during 2004 to be at or above the 2003 level.

General and administrative expenses decreased $2,709,000, or 34%, from $7,973,000 in 2002 to $5,264,000 during 2003. This decrease was due to the reduction in expenses in the patent litigation as described elsewhere in this report, which more than offset an increase in non-cash employee compensation. The Company expects general and administrative expenses to decrease further during 2004 due to reduced litigation expenses.

Interest income decreased $58,000, or 92%, from $63,000 in 2002 to $5,000 during 2003. This decrease was due to the timing of the credit line (October 2002). The Company became infused with cash during February 2002 after its Shareholder Rights Offering, increasing interest income during 2002. While operating under its uncommitted line of credit from October 2002 and beyond, the Company has not maintained, and does not expect to maintain, significant amounts of cash on which interest may be earned.

Interest and warrant expense increased $870,000, or 266%, from $327,000 in 2002 to $1,197,000 during 2003. During February 2002, shareholder notes of $9,425,000, plus accrued interest, were repaid following the Shareholder Rights Offering, both of which are described elsewhere in this document. The Company borrowed $2 million during the fourth quarter of 2002 under an uncommitted line of credit with entities affiliated with its two largest shareholders. The Company borrowed an additional $3 million under this line and a related supplement during 2003. As a result of the borrowings on this line, 10 million warrants were issued. The interest expense recorded during 2003 includes $862,000 of non-cash expense related to these warrants.

An “other expense” of $350,000 was accrued as of December 31, 2003 as a contingent liability for the Laves litigation settlement. This settlement was negotiated and entered into during February 2004.

Years Ended December 31, 2002 and 2001

The Company’s net sales increased $1,682,000, or 85%, from $1,981,000 in 2001 to $3,663,000 in 2002, as a result of higher unit volume of the Company’s radio frequency (“RF”) front-end products. This increase was due to stronger sales volume for its ANF™ product.

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

Selling and marketing expenses decreased $1,063,000, or 33%, from $3,264,000 during 2001 to $2,201,000 during 2002. This decrease was due to cost reductions implemented during that year.

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

Interest income decreased $76,000, or 55%, from $139,000 in 2001 to $63,000 during 2002. This decrease was due, in part, to the timing and magnitude of funding and the vehicles employed. While operating under its uncommitted line of credit, the Company did not expect to maintain significant amounts of cash on which interest may be earned.

Interest expense increased $97,000, or 42%, from $230,000 in 2001 to $327,000 during 2002. During February 2002, shareholder notes of $9,425,000, plus accrued interest, were repaid following the Shareholder Rights Offering. The Company borrowed $2 million during the fourth quarter of 2002 under an uncommitted line of credit with entities affiliated with its two largest shareholders. As a result of the borrowings on this line, warrants were issued. The interest expense recorded during 2002 included $128,000 of non-cash expense related to these warrants.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company incurred a net loss of $7,156,000 during the year ended December 31, 2003, and, as of that date, the Company’s accumulated deficit is $150,096,000. In addition, the Company has consistently used, rather than provided, cash in its operations. These factors, among others, as discussed in Note 3 to the financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments, including any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

At December 31, 2003, the Company’s cash and cash equivalents, excluding restricted certificates of deposit, were $346,000, an increase of $130,000 from the December 31, 2002 balance of $216,000. Subsequent to the reporting date, the Company received $2 million from the exercise of all outstanding warrants and paid its portion of the Laves settlement ($350,000).

The continuing development of and expansion in sales of the Company’s RF product lines, as well as the continued defense of its intellectual property, may require a commitment of funds to undertake product line development and potentially the expansion of manufacturing capabilities and to market and sell its RF front-end products. The actual amount of the Company’s future funding requirements will depend on many factors, including: the amount and timing of future revenues, the level of product marketing and sales efforts to support the Company’s commercialization plans, the magnitude of its research and product development programs, the ability of the Company to improve or maintain product margins, the potential cost of additional plant and equipment for manufacturing and the costs involved in protecting the Company’s patents or other intellectual property.

As of the date of this filing, the Company believes that it has sufficient funds to operate its business as identified herein without the need for substantial future capital sources during 2004, provided that the Company is able to borrow the $1 million remaining under the uncommitted line of credit. Should this credit become unavailable, the Company believes it has sufficient funds to operate until the third or fourth quarter of 2004, and quite possibly longer, subject to operating results. The Company intends to look into augmenting its existing capital position by utilizing the credit line as identified and through other sources of capital.

During December 2003, the Company and Morgan and Finnegan L.L.P. (“M&F”) entered into a Settlement Agreement and Release. The agreement reflected the resolution of a dispute between the Company and M&F, the Company’s former patent counsel. The Company had reserved a two million dollar ($2,000,000) accrued liability related to the dispute. This accrued liability is resolved and no longer necessary due to the resolution of the dispute pursuant to which the Company has issued 1,000,000 shares of common stock to M&F. Both the expense that created the accounting reserve and the reversal of that expense upon termination of the reserve occurred during the fiscal year 2003.

Uncommitted Line of Credit

As of the reporting date, the Company had drawn $5 million of debt financing under a credit line, as described below. During October 2002, the Company entered into an Uncommitted Line of Credit with its two largest shareholders, an affiliate of Elliott Associates, L.P. (Manchester Securities Corporation) and Alexander Finance, L.P. This line provided up to $4 million to the Company. This line was uncommitted, such that each new borrowing under the facility would be subject to the approval of the lenders. Borrowings on this line bore an interest rate of 9.5% and are collateralized by all the assets of the Company. Outstanding loans under this agreement would be required to be repaid on a priority basis should the Company receive new funding from other sources. Additionally, the lenders were entitled to receive warrants to the extent funds were drawn down on the line. The warrants bore a strike price of $0.20 per share of common stock and were to expire on April 15, 2004. The credit line was to mature and be due, including accrued interest thereon, on March 31, 2004. Due to an agreement between the parties that did not provide warrants with respect to the most recent $2 million in borrowings, a maximum of 10 million warrants were issued as a result of this transaction. During February 2004, the warrant holders exercised all of their warrants, contributing $2 million to the Company in exchange for 10 million shares of common stock.

According to existing accounting pronouncements and SEC guidelines, the Company has allocated the proceeds of these borrowings between their debt and equity components. As a result of these borrowings during 2002, the Company will record a non-cash charge of $1.2 million through the outstanding term of the warrants (April, 2004). $217,000 and $862,000 of that amount were recorded during the fourth quarter and full year 2003, respectively.

As announced during October 2003, the Company entered into an agreement with its lenders to supplement the credit line with an additional $2 million, $1 million of which was drawn immediately and $1 million available to be drawn upon the Company’s request and subject to the approval of the lenders. This supplemental facility bore a 14% rate of interest and was due October 31, 2004. Unlike the previous credit line, the supplemental facility did not include any stock warrants. The term of the previous credit line were not affected by this supplement, and as such the $4 million borrowed under that line, plus accrued interest, remained due March 31, 2004.

During February 2004, these credit lines were extended to a due date of April 2005, with interest after the initial periods to be charged at 14%. No warrants or other inducements were issued with respect to these extensions. Additionally, lenders exercised their 10 million warrants during February 2004, agreeing to let the Company use the funds for general purposes as opposed to repaying debt.

After the events listed above, particularly the events subsequent to the reporting date including the debt restructuring (during February 2004), the Company’s current liabilities no longer exceeded its cash and current assets.

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

Revenue Recognition

Revenues from product sales are generally recognized at the time of shipment and are recorded net of estimated returns and allowances. Revenues from services are generally recognized upon substantial completion of the service and acceptance by customer. The Company has, under certain conditions, granted customers the right to return product during a specified period of time after shipment. In these situations, the Company establishes a liability for estimated returns and allowances at the time of shipment and makes the appropriate adjustment in revenue recognized for accounting purposes. During the current year, no revenue was recognized on products that included a right to return at some future date. The Company has established a program which, in certain situations, allows customers or prospective customers to field test the Company’s products for a specified period of time. Revenues from field test arrangements are recognized upon customer acceptance of the products. The Company warrants its products against defects in materials and workmanship typically for a 1-2 year period from the date of shipment, though these terms may be negotiated on a case by case basis. A provision for estimated future costs related to warranty expenses is recorded when revenues are recognized. At December 31, 2003 and 2002, respectively, the Company has accrued $100,000 and $63,000 for warranty costs. Returns and allowances were not significant in any period reported.

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

As of the reporting date, the Company had recorded unamortized goodwill assets resulting from the acquisitions of Spectral Solutions, Inc. and the Adaptive Notch Filter (ANF) division of Lockheed Martin Canada, Inc. during 2000. Beginning January 1, 2002, goodwill is no longer to be amortized but rather to be tested for impairment on an annual basis and between annual tests whenever there is an indication of potential impairment. Impairment losses would be recognized whenever the implied fair value of goodwill is determined to be less than its carrying value. During October of 2003, the Company completed the process of evaluating goodwill for impairment under SFAS No. 142. As the fair value, using quoted market prices for the Company’s common stock, exceeded the carrying amount, the goodwill was determined to be not impaired. There were no material adjustments relating to the classification of the Company’s intangible assets as a result of adopting SFAS No. 142.

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

Allowance for Doubtful Receivables

An allowance for doubtful receivables is maintained for potential credit losses. Management specifically analyzes accounts receivable, on a client by client basis, when evaluating the adequacy of our allowance for doubtful receivables including customer credit worthiness and current economic trends and records any necessary bad debt expense based on the best estimate of the facts known to date. Should the facts regarding the collectability of receivables change, the resulting change in the allowance would be charged or credited to income in the period such determination is made. Such a change could materially impact our financial position and results of operations.

Stock-Based Compensation

The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Compensation costs for employee stock options is measured as the excess, if any, of the quoted market price of the Company’s common stock at the date of grant over the amount an employee must pay to acquire the stock.

Off Balance Sheet Arrangements

No such arrangements existed as of December 31, 2003, except for leases as described and the minimum lease payments as detailed in this document.

Contractual Obligations and Commitments

Contractual Obligations	Payments Due by Period
Year	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long Term Debt Obligations	$5,000,000	—	$5,000,000	—	—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	$259,000	$239,000	$20,000	—	—
Purchase Obligations	—	—	—	—	—
Other Long Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	—	—	—	—	—
Total	$5,259,000	$239,000	$5,020,000	—	—

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company does not have any material market risk sensitive instruments.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors

ISCO International, Inc.

We have audited the accompanying consolidated balance sheets of ISCO International, Inc. (a Delaware corporation) and subsidiaries, as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ISCO International, Inc. and subsidiaries as of December 31, 2003, 2002 and 2001, and the consolidated results of their operations and their cash flows for the three years ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company incurred a net loss of $7,156,075 during the year ended December 31, 2003, and, as of that date, the Company’s accumulated deficit is $150,096,105. In addition, the Company has consistently used, rather than provided, cash in its operations. These factors, among others, as discussed in Note 3 to the financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Grant Thornton LLP

Chicago, Illinois

January 30, 2004

(except Notes 8 and 12 for which the date is February 24, 2004)

ISCO INTERNATIONAL

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$346,409	$216,119
Inventories	678,361	896,572
Accounts receivable, net of allowance for doubtful accounts of $4,000 and $54,000 at December 31, 2003 and 2002, respectively	1,169,711	1,551,912
Prepaid expenses and other	321,147	471,918

Total current assets	2,515,628	3,136,521
Property and equipment:
Property and Equipment	8,957,866	8,968,732
Less: Accumulated depreciation	8,256,489	7,463,289

	701,377	1,505,443
Restricted certificates of deposit	40,527	114,508
Intangible assets, net	14,465,503	14,426,528

Total assets	$17,723,035	$19,183,000

	December 31,
	2003	2002
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$243,647	$193,458
Accrued liabilities	1,536,141	1,609,236
Short term credit line debt	—	—

Total current liabilities	1,779,788	1,802,694
Notes	5,000,000	2,000,000
Stockholders’ equity:
Preferred Stock; 300,000 shares authorized; No shares issued and outstanding at December 31, 2003 and 2002, respectively		—
Common stock ($.001 par value); 250,000,000 and 250,000,000 shares authorized and 150,149,927 and 147,944,927 shares issued and outstanding at December 31, 2003 and 2002, respectively	150,150	147,945
Additional paid-in capital (net of unearned comp.)	160,889,202	158,172,391
Accumulated deficit	(150,096,105)	(142,940,030)

Total stockholders’ equity	10,943,247	15,380,306

Total liabilities and stockholders’ equity	$17,723,035	$19,183,000

See the accompanying Notes which are an integral part of the financial statements.

ISCO INTERNATIONAL

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2003	2002	2001
Net sales	$3,238,402	$3,662,805	$1,981,001
Costs and expenses:
Cost of sales	1,639,540	3,565,140	3,978,368
Research and development	988,425	2,737,084	7,131,654
Selling and marketing	959,798	2,201,195	3,263,813
General and administrative	5,264,492	7,972,948	7,738,458
Goodwill amortization	—	—	2,009,974

Total costs and expenses	8,852,255	16,476,367	24,122,267

Operating loss	(5,613,853)	(12,813,562)	(22,141,266)
Other income and (expense):
Interest income	5,087	62,954	138,696
Non-cash warrant expense	(861,871)	(128,423)	—
Other interest expense	(335,438)	(198,801)	(229,568)
Other income (expense), net	(350,000)	—	(5,957,465)

	(1,542,222)	(264,270)	(6,048,337)

Net loss	$(7,156,075)	$(13,077,832)	$(28,189,603)

Basic and diluted loss per common share	$(0.05)	$(0.09)	$(0.26)

Weighted average number of common shares outstanding	148,080,749	142,884,921	107,829,453

See the accompanying Notes which are an integral part of the financial statements.

ISCO INTERNATIONAL

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2001, 2002, and 2003

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Unearned Compensation	Total
Balance as of December 31, 2000	107,719,307	$107,719	$125,011,177	(101,672,595)	$(1,802,090)	$21,644,211
Exercise of stock options and vested DSU’s; $0.00 to $0.75 per share	185,924	186	80,667	—	—	80,853
Settlement proceeds received, net	—		13,750,000	—	—	13,750,000
Dfd Stock Units Granted, net of amount	—	—	(393,750)	—	919,442	525,692
Comp. Exp. for non-employee stock options	—	—	164,066	—	—	164,066
Net loss	—	—	—	(28,189,603	—	(28,189,603)
Balance as of December 31, 2001	107,905,231	$107,905	$138,612,160	$(129,862,198)	$(882,648)	$7,975,219
Exercise of stock options and vested DSU’s; $0.00 to $0.18 per share	109,725	110	201	—	—	311
Rights Offering proceeds received, net	39,929,971	39,930	19,725,055	—	—	19,764,985
Deferred Stock Unit Amortization	—	—	—	—	382,800	382,800
Compensation Expense for Non-Employee Options	—	—	26,400	—	—	26,400
Compensation Expense for Discount on Employee Options	—	180,000	—	—	180,000
Issuance of Warrants, net	—	—	128,423	—	—	128,423
Net Loss	—	—	—	(13,077,832)	—	(13,077,832)
Balance as of December 31, 2002	147,944,927	$147,945	$158,672,239	$(142,940,030)	$(499,848)	$15,380,306
Exercise of stock options and vested DSU’s; $0.00 to $0.11 per share	1,205,000	1,205	128,045			129,250
Shares Issued in vendor resolution	1,000,000	1,000	499,000			500,000
Deferred Stock Unit Amortization	—	—	(308,448)		499,848	191,400
Compensation Expense for Employee Options	—	—	1,036,495			1,036,495
Issuance of Warrants, net	—	—	861,871			861,871
Net Loss	—	—	—	(7,156,075)	—	(7,156,075)
Balance as of December 31, 2003	150,149,927	$150,150	$160,889,202	$(150,096,105)	—	10,943,247

See the accompanying Notes which are an integral part of the financial statements.

ISCO INTERNATIONAL

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2003	2002	2001
OPERATING ACTIVITIES
Net loss	$(7,156,075)	$(13,077,832)	$(28,189,603)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	793,200	744,188	870,354
Amortization	38,368	83,656	2,109,559
Issuance of common stock in connection with vendor settlement	500,000	—	—
Non-cash compensation charges	1,227,895	589,200	689,758
Non-cash warrant issuance-related expense	861,871	128,423	—
Disposition of fixed assets	33,646	—	—
Changes in operating assets and liabilities:
Accounts receivable	382,201	(1,317,062)	(42,555)
Inventories	218,211	786,097	245,678
Prepaid expenses and other	150,771	66,330	228,623
Accounts payable	50,189	(344,180)	(272,008)
Accrued liabilities	(73,095)	(1,289,432)	1,491,629

Net cash used in operating activities	(2,972,818)	(13,630,612)	(22,868,565)
INVESTING ACTIVITIES
Decrease (increase) in restricted certificates of deposit	73,981	148,586	(59,916)
Payments of patent costs	(77,343)	(236,892)	(462,736)
Acquisitions of property and equipment, net	(22,780)	(125,956)	(589,086)

Net cash used in investing activities	(26,142)	(214,262)	(1,111,738)
FINANCING ACTIVITIES
Proceeds from settlement	—	—	13,750,000
Proceeds from Rights Offering, net	—	19,764,985	—
Exercise of stock options	129,250	311	80,853
Proceeds from issuance of notes	3,000,000	2,000,000	9,425,000
Payment of notes	—	(9,425,000)	—
Payments on other long-term lease obligations	—	—	(8,698)

Net cash provided by financing activities	3,129,250	12,340,296	23,247,155

(Decrease)/Increase in cash and cash equivalents	130,290	(1,504,578)	(733,148)
Cash and cash equivalents at beginning of period	216,119	1,720,697	2,453,845

Cash and cash equivalents at end of period	$346,409	$216,119	$1,720,697

Supplemental cash flow information:
Cash paid for interest	$—	$208,000	$30,000

See the accompanying Notes which are an integral part of the financial statements

1.	Description of Business

ISCO International and its subsidiaries, Spectral Solutions, Inc., and Illinois Superconductor Canada Corporation, (the “Company”) address reverse link optimization issues, including interference issues, within wireless communications. The Company uses unique products, including ANF (Adaptive Notch Filters), RF², and other solutions, as well as service expertise, in improving the reverse link of a wireless system (the signal from the mobile device to the base station). A subset of this function is mitigating the impact of interference on wireless communications systems. These solutions are designed to enhance the quality, capacity, coverage and flexibility of wireless telecommunications services. The Company has historically marketed its products to cellular, PCS and wireless telecommunications service providers and OEM’s located both in the United States and in international markets.

2.	Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits, time deposits, money market funds, and commercial paper which have original maturities of three months or less from the date of purchase. Management believes that the financial institutions in which it maintains such deposits are financially sound and, accordingly, minimal credit risk exists with respect to these deposits.

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

Patents and Trademarks

Patents and trademarks represent costs, primarily legal fees and expenses, incurred in order to prepare and file patent applications related to various aspects of the Company’s technology and to its current and proposed products. Patents and trademarks are recorded at cost and are amortized using the straight-line method over the shorter of their estimated useful lives or 17 years. The recoverability of the carrying values of patents and trademarks is evaluated on an ongoing basis. During 2003 and 2002, the Company wrote off no patent-related costs. Total capitalized patent and trademark costs are $1,096,000 and $1,057,000 at December 31, 2003 and 2002, respectively. Capitalized patent costs related to pending patents are $669,000 and $595,000 at December 31, 2003 and 2002, respectively. Patents and trademarks are net of accumulated amortization of $172,000 and $133,000 at December 31, 2003 and 2002, respectively.

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

Revenue Recognition and Product Warranty

Revenues from product sales are generally recognized at the time of shipment and are recorded net of estimated returns and allowances. Revenues from services are generally recognized upon substantial completion of the service and acceptance by customer. The Company has, under certain conditions, granted customers the right to return product during a specified period of time after shipment. In these situations, the Company establishes a liability for estimated returns and allowances at the time of shipment and makes the appropriate adjustment in revenue recognized for accounting purposes. During the current year, no revenue was recognized on products that included a right to return at some future date. The Company has established a program which, in certain situations, allows customers or prospective customers to field test the Company’s products for a specified period of time. Revenues from field test arrangements are recognized upon customer acceptance of the products. The Company warrants its products against defects in materials and workmanship typically for 1-2 years from the date of shipment, though these terms can be negotiated on a case by case basis. A provision for estimated future costs related to warranty expenses is recorded when revenues are recognized. At December 31, 2003 and 2002, respectively, the Company has accrued $100,000 and $63,000 for warranty costs. Returns and allowances were not significant in any period reported.

Sales to three of the Company’s customers accounted for 98% and 95% of the Company’s total sales for 2003 and 2002, respectively.

Advertising Costs

Advertising costs are charged to expense in the period incurred.

Research and Development Costs

Research and development costs related to both present and future products are charged to expense in the period incurred.

Net Loss Per Common Share

Basic and diluted net loss per common share are computed based upon the weighted average number of common shares outstanding. Approximately 16.7 million common shares issuable as of December 31, 2003 upon the exercise of options and warrants are not included in the per share calculations since the effect of their inclusion would be antidilutive.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Goodwill and Other Intangible Assets

As of the reporting date, the Company had recorded unamortized goodwill assets resulting from the acquisitions of Spectral Solutions, Inc. and the Adaptive Notch Filter division of Lockheed Martin Canada, Inc., both during 2000. Beginning January 1, 2002, goodwill is no longer to be amortized but rather to be tested for impairment on an annual basis and between annual tests whenever there is an indication of potential impairment. Impairment losses would be recognized whenever the implied fair value of goodwill is determined to be less than its carrying value. During 2002, the Company completed the process of evaluating goodwill for impairment under SFAS No. 142. As the fair value, using quoted market prices for the Company’s common stock, exceeded the carrying amount, the goodwill was determined to be not impaired. During October 2003, the Company performed its annual evaluation of goodwill for impairment and no impairment was determined to exist, thus no write-downs were required.

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

The following presents results of operations as though SFAS No. 142 had been in effect:

	For the Years Ended December 31,
	2003	2002	2001
	(in thousands of dollars)
Net losses as reported	$7,156	$13,078	$28,190
Amortization, net of tax	—	—	2,010

Adjusted net losses	$7,156	$13,078	$26,180

Basic net loss per share:
As reported	$.05	$.09	$.26
Change in amortization expense	—	—	(0.02)

Adjusted basic net loss per share	$.05	$.09	$.24

Diluted net loss per share:
As reported	$.05	$.09	$.26
Change in amortization expense	—	—	(0.02)

Adjusted diluted net loss per share	$.05	$.09	$.24

The Company’s balances of other intangibles were as follows:

	As of December 31,
	2003	2002
	(in thousands of dollars)
Other amortizable intangibles, gross	$1,268	$1,190
Accumulated amortization	(172)	(133)

Other amortizable intangibles, net	$1,096	$1,057

Other intangibles with indefinite lives, net	$13,370	$13,370

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

Stock-Based Employee Compensation

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

The Company has a stock-based employee compensation plan, which is more fully described in note 6. The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its plans. Stock expense for the twelve month periods of 2003 and 2002, respectively, is the result of options issued with an exercise price below the underlying stock’s market price. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement 123, Accounting for Stock-Based Compensation, using the assumptions described in Note 6, to its stock-based employee plans:

	Year Ended December 31,
	2003	2002
	(in thousands of dollars)
Net loss, as reported	$7,156	$13,078
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	1,228	589

Less: Total stock-based employee compensation expense determined under fair value based method for awards granted, modified, or settled, net of related tax effects	2,124	2,260

Pro forma net loss	$8,052	$14,749

Earnings per share:
Basic — as reported	$0.05	$0.09
Basic — pro forma	$0.05	$0.10
Diluted — as reported	$0.05	$0.09
Diluted — pro forma	$0.05	$0.10

New Accounting Standards

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. In November 2003, the FASB issued FASB Staff Position Number 150-3, which deferred indefinitely the effective date of SFAS No. 150 as it relates to certain mandatorily redeemable non-controlling interests. SFAS No. 150 was effective at the beginning of the first interim period beginning after June 15, 2003. The Company believes that the adoption of SFAS No. 150 will not have a material impact on the Company’s results of operations or financial position.

3.	Realization of Assets

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses from operations in recent years, and such losses have continued through the year ended December 31, 2003. In addition, the company has used, rather than provided, cash in its operations.

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

The Company has incurred, and continues to incur, losses from operations. For the years ended December 31, 2003, 2002, and 2001, the Company incurred net losses of $7,156,075, $13,077,832, and $28,189,603, respectively. During those years the Company implemented strategies to reduce its cash used in operating activities. The Company’s strategy included the consolidation of its manufacturing and research and development facilities and a targeted reduction of the employee workforce, increasing the efficiency of the Company’s processes, focusing development efforts on products with a greater probability of commercial sales, reducing professional fees and discretionary expenditures, and negotiating favorable payment arrangements with suppliers and service providers.

To date, the Company has financed its operations primarily through public and private equity and debt financings. Subject to the uncommitted nature of the credit line, the Company believes that it has sufficient funds to operate its business as identified herein and to meet its obligations through 2004, provided that the Company is able to borrow the $1 million remaining under the uncommitted line of credit. Should this line not be available, the Company believes it has sufficient funds to operate into the third or fourth quarter 2004, and quite possibly beyond, depending on operating results. The Company intends to look into augmenting its existing capital position by utilizing the credit line as identified and through other sources of capital.

4.	Inventories

Inventories consist of the following:

	December 31,
	2003	2002
Raw materials	$356,815	$631,285
Work-in-process	66,861	39,695
Finished product	254,685	225,592

	$678,361	$896,572

Cost of product sales for the years ending December 31, 2003 and 2002 includes approximately $130,000 and $295,000, respectively, of costs in excess of the net realizable value of inventory.

5.	Allowance for Doubtful Accounts

	For the Years Ended December 31,
	2003	2002	2001
	(in thousands of dollars)
Beginning Balance	$54	$0	$12
Bad Debt Expense	3	54	—
Accounts Written Off	53	—	—
Recoveries	—	—	12

Ending Balance	$4	$54	$0

6.	Capital Stock

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

On February 13, 2002, the Company executed an amendment to the Rights Agreement to provide that neither Elliott Associates, L.P. and Elliott International, L.P. (collectively referred to herein as “Elliott” and with their affiliates, the “Elliott Entities”) nor Alexander Finance, LP (“Alexander”) shall be an acquiring person under the Rights Agreement (i) on account of any acquisition of additional common shares purchased directly from ISCO which has been approved in advance by its Board of Directors, or (ii) so long as the acquisition of any additional shares not purchased directly from ISCO, in the aggregate, does not exceed one (1%) percent of the total issued and outstanding ISCO common stock. Additionally, none of the Elliott Entities nor Alexander will be an acquiring person by reason of direct transfers between any of the Elliott Entities or from Alexander to any of its affiliates.

During December 2003, the Company and Morgan and Finnegan L.L.P. (“M&F”) entered into a Settlement Agreement and Release. The agreement reflected the resolution of a dispute between the Company and M&F, the Company’s former patent counsel. The Company had reserved a two million dollar ($2,000,000) accrued liability related to the dispute. This accrued liability is resolved and no longer necessary due to the resolution of the dispute pursuant to which the Company has issued 1,000,000 shares of common stock to M&F. Both the expense that created the accounting reserve and the reversal of that expense upon termination of the reserve occurred during the fiscal year 2003.

At December 31, 2003, authorized but unissued shares of common stock have been reserved for future issuance as follows:

Warrants outstanding (Note 7)	10,000,000
Options outstanding (Note 7)	6,660,000

16,660,000

7.	Stock Options and Warrants

On August 19, 1993, the Board of Directors adopted the 1993 Stock Option Plan (the “Plan”) for employees, consultants, and directors who are not also employees of the Company (outside directors). This plan reached its ten-year expiration during 2003. During the 2003 annual meeting of shareholders, the Company’s shareholders approved a new 2003 Equity Incentive Plan to take the place of the expiring 1993 plan. Unissued options from the 1993 plan were used to fund the 2003 plan. The maximum number of shares issuable under these plans was 14,011,468.

For employees and consultants, the Plan provides for granting of Incentive Stock Options (ISOs) and Nonstatutory Stock Options (NSOs). In the case of ISOs, the exercise price shall not be less than 100% (110% in certain cases) of the fair value of the Company’s common stock, as determined by the Compensation committee or full Board as appropriate (the “Committee”), on the date of grant. In the case of NSOs, the exercise price shall be determined by the Committee, on the date of grant. The term of options granted to employees and consultants will be for a period not to exceed 10 years (five years in certain cases). Options granted under the Plan default to vest over a four year period (one-fourth of options granted vest after one year from the grant date and the remaining options vest ratably each month thereafter), but the vesting period is determined by the Committee. In addition, the Committee may authorize option grants with vesting provisions that are not based solely on employees’ rendering of additional service to the Company.

For outside directors, the Plan provides that each outside director will be automatically granted NSOs on the date of their initial election to the Board of Directors. On the date of the annual meeting of the stockholders of the Company, each outside director who is elected, reelected, or continues to serve as a director, shall be granted additional NSOs, except for those outside directors who are first elected to the Board of Directors at the meeting or three months prior. The options granted vest ratably over one or two years, based on the date of grant, and expire after ten years from the grant date.

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

On May 10, 1999, as described above, the Company re-priced certain stock options granted to employees and in accordance with US GAAP, at that time, the Company accounted for the re-priced stock options as “fixed”. As a result of adopting FIN 44, the Company is required to apply variable accounting to these options. If the market price of the Company’s common stock increases above the July 1, 2000 market price, the Company will have to recognize additional compensation expense equal to the increase in stock price multiplied by the number of re-priced options. No additional expense will be recognized if the stock does not exceed the July 1, 2000 value. However, the impact cannot be determined as it is dependent on the change in the market price of the common stock from July 1, 2000 until the stock options are exercised, forfeited, or expire unexercised. Because the stock price on December 31, 2003 was below that of July 1, 2000, no expense has been recognized during the period.

On February 5, 2001, the Company’s Board of Directors authorized the re-pricing of certain “out of the money” stock options granted to employees during the calendar year of 2000 to the closing share price on such date, or $1.9375 per share. This re-pricing causes these options to be subject to variable accounting as described in FIN 44. Because the stock price on December 31, 2003, was lower than the re-priced strike price no gain or loss was recognized during the period.

On April 1, 2002, the Company’s Board of Directors authorized the re-pricing of certain “out of the money” stock options granted to employees. A new strike price of $0.81 per share was established, provided the respective employees remain with the Company for at least six months following the re-pricing date. In addition, certain stock options granted to directors were repriced, with a new strike price of $1.00 per share. As the stock price on December 31, 2003, was lower than the re-priced strike price no gain or loss was recognized during the period.

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

On October 31, 2003, the Company’s Board of Directors authorized the re-pricing of certain “out of the money” stock options granted to directors. A new strike price of $0.24 per share was established. A non-cash charge of $144,000 was recognized during the fourth quarter of 2003 to account for the difference between the re-priced strike price and the $0.55 closing price of the Company’s common stock on December 31, 2003.

On January 2, 2003, the Company’s Board of Directors granted 2,800,000 new stock options to six of the Company’s employees, including officers. 950,000 of these options vested immediately, while the remaining 1,850,000 vest monthly in 12 installments. All of the options granted on January 2, 2003 were granted at a discount based on 25% of the average closing price of the Company’s common stock as reported on the American Stock Exchange over ten trading days and ultimately valued at a $0.22 discount to the closing price of the Company’s common stock as of the date of the grant. A charge of $91,000 and $605,000 were recognized during the fourth quarter and full year 2003, respectively, to recognize the value of the discount. Additionally, certain of these options were deemed to be properly accounted for using variable accounting. As such, a charge of $275,000 was recognized during the fourth quarter 2003 to reflect the $0.55 closing price of the Company’s common stock as of December 31, 2003.

During July 2003, the Board of Directors cancelled approximately 2.8 million outstanding options held by certain Company employees, including officers.

During 2003, in addition to the disclosure above, the Company’s Board of Directors granted 770,000 stock options to the Company’s employees and non-employee Board members. These grants were issued at the closing market price on the date of grant.

Pro forma information regarding net income and earnings per share is required under FASB 123, and has been determined as if the Company had accounted for its stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the years ended December 31, 2003, 2002 and 2001: risk-free interest rate of 2.3%, 2.9%, and 4.2%, respectively; a dividend yield of 0%; volatility factor of the expected market price of the Company’s common stock of 0.10, 0.15, and 0.56, respectively; and expected life of the options of 4.0 years.

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

The table below summarizes all option activity during the three year period ended December 31, 2002:

	Options Outstanding	Exercise Price Per Share
Outstanding at December 31, 2000	5,442,596	$.00 — 26.50

Granted	6,507,500	.76 — 2.44
Exercised	(185,924)	1.30 — 2.41
Forfeited	(2,124,859)	.30 — 2.05

Outstanding at December 31, 2001	9,639,313	$.00 — 26.50

Granted	2,171,757	.11 — 1.45
Exercised	(109,725)	.00 — 0.18
Forfeited	(3,816,482)	.18 — 26.50

Outstanding at December 31, 2002	7,884,863	$.00 — 21.50

Granted	3,570,000	.11 — .38
Exercised	(1,283,000)	.00 — 0.11
Forfeited	(3,512,306)	.00 — 19.25

Outstanding at December 31, 2003	6,659,557	$.11 — 21.50

The weighted-average exercise price of options outstanding at December 31, 2003, 2002 and 2001, was $0.55, 0.96, and 1.64, respectively. The weighted-average exercise price of options granted, exercised, and forfeited during 2003 was $0.16, $0.10 and $0.85, respectively. The weighted-average fair value of options granted during 2003, 2002 and 2001 was $0.16, $0.18, and $1.52, respectively.

Following is additional information with respect to options outstanding at December 31, 2003:

	Exercise Price from $0.11 to $0.22	Exercise Price from $0.24 to $0.45	Exercise Price from $0.48 to $0.91	Exercise Price from $1.00 to $21.50
OUTSTANDING AT DECEMBER 31, 2003:
Number of options	2,640,833	1,299,227	861,304	1,858,593
Weighted-average exercise price	$0.12	$0.30	$0.60	$1.31
Weighted-average remaining contractual life in years	8	7	7	7
EXERCISABLE AT DECEMBER 31, 2003:
Number of options	2,420,051	979,644	796,014	1,847,527
Weighted-average exercise price	$0.11	$0.31	$0.60	$1.31

The total number of unvested options outstanding at December 31, 2003 was 646,000, which will vest based on employees’ continued service to the Company.

During the fourth quarter of 2002, in accordance with the terms of the credit line provided by the Company’s two largest shareholders, 10 million warrants were issued to purchase common stock of the Company at an exercise price of $0.20 per share and an expiration date of April 15, 2004. Pursuant to an agreement between the parties during 2003, no additional warrants were issued related to borrowings on either the $4 million credit line or $2 million supplement. During February 2004, all 10 million warrants were exercised, resulting in the Company receiving the $2 million aggregate strike price and issuing 10 million shares of common stock.

8.	Long-Term Debt

As of the reporting date, the Company had drawn $5 million of debt financing under a credit line, as described below. During October 2002, the Company entered into an Uncommitted Line of Credit with its two largest shareholders, an affiliate of Elliott Associates, L.P. (Manchester Securities Corporation) and Alexander Finance, L.P. This line provided up to $4 million to the Company. This line was uncommitted, such that each new borrowing under the facility would be subject to the approval of the lenders. Borrowings on this line bore an interest rate of 9.5% and are collateralized by all the assets of the Company. Outstanding loans under this agreement would be required to be repaid on a priority basis should the Company receive new funding from other sources. Additionally, the lenders were entitled to receive warrants to the extent funds were drawn down on the line. The warrants bore a strike price of $0.20 per share of common stock and were to expire on April 15, 2004. The credit line was to mature and be due, including accrued interest thereon, on March 31, 2004. Due to an agreement between the parties that did not provide warrants with respect to the most recent $2 million in borrowings, a maximum of 10 million warrants were issued as a result of this transaction. During February 2004, the warrant holders exercised all of their warrants, contributing $2 million to the Company in exchange for 10 million shares of common stock.

According to existing accounting pronouncements and SEC guidelines, the Company has allocated the proceeds of these borrowings between their debt and equity components. As a result of these borrowings during 2002, the Company will record a non-cash charge of $1.2 million through the outstanding term of the warrants (April, 2004). $217,000 and $862,000 of that amount were recorded during the fourth quarter and full year 2003, respectively.

As announced during October 2003, the Company entered into an agreement with its lenders to supplement the credit line with an additional $2 million, $1 million of which was drawn immediately and $1 million available to be drawn upon the Company’s request and subject to the approval of the lenders. This supplemental facility bore a 14% rate of interest and was due October 31, 2004. Unlike the previous credit line, the supplemental facility did not include any stock warrants. The term of the previous credit line were not affected by this supplement, and as such the $4 million borrowed under that line, plus accrued interest, remained due March 31, 2004.

During February 2004, these credit lines were extended to a due date of April 2005, with interest after the initial periods to be charged at 14%. No warrants or other inducements were issued with respect to these extensions. Additionally, lenders exercised their 10 million warrants during February 2004, agreeing to let the Company use the funds for general purposes as opposed to repaying debt.

After the events listed above, particularly the events subsequent to the reporting date including the debt restructuring (during February 2004), the Company’s current liabilities no longer exceed its cash and current assets.

9. Income Taxes

The Company has net operating loss carryforwards for tax purposes of approximately $122,197,000 at December 31, 2003. The net operating loss carryforwards expire in the following years:

Year	Amount
2005	$7,000
2006	638,000
2007	974,000
2008	1,658,000
2009	3,973,000
2010	8,199,000
2011	11,953,000
2012	11,922,000
2018	11,146,000
2019	10,726,000
2020	15,501,000
2021	24,904,000
2022	13,982,000
2023	6,614,000

$122,197,000

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2003	2002
Deferred tax assets:
Net operating loss carryforward	$46,436,000	$43,733,000
Accrued liabilities	388,000	376,000
Inventories	326,000	105,000
Property and Equipment	606,000	363,000

Total deferred tax assets	47,756,000	44,577,000
Deferred tax liabilities:
Patent costs	(416,000)	(401,000)

	(416,000)	(401,000)

Net deferred tax assets	47,340,000	44,176,000
Valuation allowance	(47,340,000)	(44,176,000)

Net deferred tax assets	$—	$—

The valuation allowance increased during 2003 and 2002 by $3,164,000 and $4,290,000, respectively, due primarily to the increase in the net operating loss carryforward. Based on the Internal Revenue Code and changes in the ownership of the Company, utilization of the net operating loss carryforwards will be subject to annual limitations.

10.	Leases

The Company leases its manufacturing and office space. Under the terms of the lease in Mount Prospect, IL, which expires October 2004, the Company is responsible for all real estate taxes and operating expenses. In addition, the Company had lease commitments for its Canadian facility expiring August 2004, which was subsequently broken into two parts and successfully subleased to third parties as of March 1, 2003.

Future minimum payments under the operating leases consist of the following at December 31, 2003:

Year	Amount
2004	$239,000
2005	10,000
2006	10,000
2007	—
2008	—

Rent expense totaled $302,000, $450,000, and $690,000, for the years ended December 31, 2003, 2002, and 2001, respectively.

11.	401(k) Plan

The Company has a 401(k) plan covering all employees who meet prescribed service requirements. The plan provides for deferred salary contributions by the plan participants and a Company contribution. Company contributions, if any, are at the discretion of the Board of Directors and are not to exceed the amount deductible under applicable income tax laws. No Company contribution was made for the years ended December 31, 2003, 2002, and 2001.

12.	Litigation

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

On April 3, 2003, the jury returned with its verdict. The jury rejected the Company’s positions and determined its patent to be invalid. Additionally, the jury determined that inequitable conduct had occurred and subsequently awarded defendants $3.87 million in damages from the Company. The Company was severely disappointed by this verdict and it engaged in the post-trial motion process to overturn it. On August 21, 2003, the court issued its ruling on the post-trial motions. The court overturned the jury’s determination of unfair competition on the part of the Company and denied all requests for damages, including the $3.87 million jury award cited above. The court did not, however, overturn the jury determinations of patent invalidity and unenforceability based on inequitable conduct and denied ISCO’s motion for a new trial.

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

Laves Litigation

On July 17, 2000 former President and CEO Edward W. Laves filed a two-count Complaint (the “Complaint”) in the Law Division of the Circuit Court of Cook County, Illinois. Laves named as Defendants the Company and three directors and sued for breach of contract (Count I) and for violation of the Illinois Wage Payment and Collection Act (“Wage Act”) (Count II). Laves claimed the Defendants constructively terminated him and then failed to pay severance benefits under his employment agreement. On April 8, 2002, Laves was given leave to amend his Complaint and add Count III against the individual director Defendants for tortious interference with contractual obligations. According the Complaint, Laves sought damages against the company in an amount estimated to exceed $12 million, plus attorney’s fees under the Wage Act and pre-and post-judgment interest. He sought the same damages against the individual director Defendants, plus $5,000,000 for punitive damages.

During February 2004, the parties reached settlement. Laves was paid $700,000, half of which from the Company and the remainder from the Company’s insurance carrier, and all parties agreed to terminate proceedings, with prejudice.

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

14.	Selected Quarterly Financial Data (Unaudited)

A summary of selected quarterly information for 2003 and 2002 is as follows:

	2003 Quarter Ended
	March 31	June 30	Sep. 30	Dec. 31
	(in thousands of U.S. dollars except per share amounts)
Net Sales	$1,235	$336	$378	$1,289
Gross Profit	606	4	80	910
Net Earnings before Extraordinary Item	(3,151)	(2,113)	(1,573)	(319)
Net Earnings	(3,151)	(2,113)	(1,573)	(319)
Earnings per Share excluding Extraordinary Item	$(0.02)	$(0.02)	$(0.01)	$(0.00)
Earnings per Share	$(0.02)	$(0.02)	$(0.01)	$(0.00)

	2002 Quarter Ended
	March 31	June 30	Sep. 30	Dec. 31
	(in thousands of U.S. dollars except per share amounts)
Net Sales	$1,563	$134	$430	$1,536
Gross Profit	25	(454)	(112)	639
Net Earnings before Extraordinary Item	(3,780)	(4,009)	(2,806)	(2,483)
Net Earnings	(3,780)	(4,009)	(2,806)	(2,483)
Earnings per Share excluding Extraordinary Item	$(0.03)	$(0.03)	$(0.02)	$(0.01)
Earnings per Share	$(0.03)	$(0.03)	$(0.02)	$(0.01)

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures

(a) An evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2003. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms.

(b) There were no significant changes in the Company’s internal control over financial reporting identified in connection with the evaluation of such controls that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

The Company’s Board of Directors currently consists of five directors. The board consists of three classes of directors, with each director serving a three-year term. Each year, one class of directors is subject to stockholder vote. At the Company’s 2004 annual meeting, stockholders will vote on the election of two class II directors. Each class II director elected at the annual meeting will serve until the 2007 annual meeting of stockholders and until such director’s successor has been elected and qualified, except if the director resigns, is removed or dies before such time.

The Class I member is George M. Calhoun. The Class II members are Amr Abdelmonem and Tom L. Powers, and the Class III members are Stuart Chase Van Wagenen and James J. Fuentes.

Described below is certain information concerning each director. Each of the members of the Board of Directors is independent as defined by the AMEX corporate governance listing standards other than Messrs. Abdelmonem and Calhoun.

Name	Age	Position with the Company	Served as Director Since	Term Expires
Amr Abdelmonem	38	Director, Chief Executive Officer	2003	2004
Stuart Chase Van Wagenen	48	Chairman of the Board of Directors	2001	2005
George M. Calhoun	51	Director	1999	2006
James J. Fuentes	48	Director	2003	2005
Tom L. Powers	67	Director	1996	2006

Dr. Abdelmonem joined the Company in January 1995 and was promoted to Director of Engineering in August 1998, to Vice President of Development Engineering in March 1999, to Chief Technology Officer in December 1999 and to Chief Executive Officer in June 2002. Dr. Abdelmonem joined the Board of directors in July 2002. Before joining the Company, Dr. Abdelmonem was an engineer with Exxon Corporation in Egypt. Subsequently, he was affiliated with the University of Maryland in a number of research and teaching positions where much of his research focused on semi-conductor laser and advanced filter design. Dr. Abdelmonem earned his B.S. and M.S. degrees in Electrical Engineering from Ain-Shams University in Cairo, Egypt, and his Ph.D. from the University of Maryland. Much of his research focused on semi-conductor laser design, superconducting technology and advanced filter design. Dr. Abdelmonem is a Senior Member of the IEEE and has published numerous documents for industry conferences and trade journals. He holds five patents and has ten patent applications pending. Dr. Abdelmonem holds an M.B.A. from the University of Chicago.

Mr. Van Wagenen was elected to the Board in August 2001 and became Chairman of the Board in September 2002. Mr. Van Wagenen is president and founder of Stuart Chase Properties, Inc., in Cleveland, Ohio, a wealth management and trust advisory services firm. Mr. Van Wagenen has extensive investment and operating experiences, including the formation of Spectral Solutions, Inc. and its subsequent sale to the Company in June 1999. His firm’s client portfolios include diverse investments in in finance, real estate, technology, oil and gas, fast food restaurants, private equity, managed funds, publicly-traded securities, and other industries. He is a trustee of the Western Reserve Historical Society and Ronald McDonald House of Cleveland, Inc. Mr. Van Wagenen received his J.D. from Case Western Reserve University in 1981 and his B.A. from The Ohio State University. Mr. Van Wagenen is the Chair of the Audit Committee and serves on the Compensation Committee.

Dr. Calhoun has served as a director since November 1999 and served as the Chief Executive Officer of the Company from November 1999 to June 2002 and as Chairman of the Board from November 2000 to September 2002. Dr. Calhoun joined the Stevens Institute of Technology in July 2003 as Executive-in-Residence, where he teaches in the Undergraduate Program for Business & Technology, at the Howe School of Technology Management. Dr. Calhoun has spent 25 years in the high-tech segment of the wireless communications industry. He previously worked for InterDigital Communications Corporation (NASDAQ: IDCC), where he was involved for twelve years in the pioneering development of digital cellular technology. Subsequently, he was Vice-Chairman of Geotek Communications, and was Chairman of an engineering joint venture based in Israel, to develop a spread spectrum frequency-hopping radio system for fleet radio communications. He is also Chairman of both the Board and Audit Committee for Airnet Communications (NASDAQ: ANCC), a smart antenna and software-defined radio technology company. He is also a member of the Board of Insci Corporation (NASDAQ: INSS.OB), a company in the business of electronic content management and digital archiving software. Dr. Calhoun holds one patent (on wireless system architectures), and has published several books on wireless communications, including the best-selling Digital Cellular Radio (Artech, 1988). His most recent book is Third Generation Wireless Systems: Post-Shannon Signal Architectures (Artech, 2003). He is also a Visiting Professor at the Leiden University School of Management in the Netherlands. Dr. Calhoun has a BA degree from the University of Pennsylvania, and a Ph.D. from the Wharton School.

Mr. Fuentes was elected to the Board in November 2003. He is Founder, President and CEO of Clarity Communication Systems, Inc., an Aurora, IL wireless software and systems development company formed in 1998. Previously, Mr. Fuentes served at Lucent Technologies (formerly AT&T Bell Labs) for ten years in various positions, most recently as a senior manager in software development. Prior to joining Bell Labs, Mr. Fuentes served four years at Northrop Defense Systems and six years in Advanced Development Projects at Lockheed Aircraft Company. Mr. Fuentes’ engineering experiences involve design and development of electronic counter-measures and stability of flight controls systems. He has six patents in the wireless telecommunications field and also received the Hispanic Engineer National Achievement Award for Technical Achievement in Industry in 1995. Currently Mr. Fuentes sits on the WESTEC Advisory Board. He received a B.S. degree majoring in Aeronautical Engineering with a second major in Computer Science from Embry-Riddle Aeronautical University. Mr. Fuentes in a member of the Audit Committee and the Compensation Committee.

Mr. Powers has served as a director of the Company since October 1996. From 1993 to 1999, he was an Associate Director of the Advanced Manufacturing Center at New Mexico State University in Las Cruces, New Mexico. He is on the board of directors of Material Recovery of North America, a start up company in New Mexico, and is a consultant to a number of companies in the telecommunications industry. From 1989 to 1991, Mr. Powers was President of the cellular systems business unit of AT&T Network Systems Group, now known as Lucent Technologies, Inc. Under his leadership, the business unit became the market leader in wireless infrastructure equipment in the United States, opened markets internationally and introduced the industry’s first digital cellular system. In 1983, he became Vice President of a joint venture between AT&T and Philips Telecommunications B.V. located in the Netherlands. He joined AT&T in 1958 as a member of the technical staff of Bell Laboratories and went on to management positions in consumer products, customer switching systems engineering and network planning. Mr. Powers holds a M.E.E. degree in Electrical Engineering for New York University and a B.S. degree in Electrical Engineering from the University of Arkansas, a diploma in Advanced Marketing from Wharton and is a graduate of the Stanford Executive Program. Mr. Powers is a member of both the Audit Committee and the Compensation Committee, the latter of which he serves as its Chairman.

Audit Committee

The Audit Committee consists of three directors, Stuart Chase Van Wagenen (Chairman), James J. Fuentes and Tom L. Powers, all of whom are “independent” as defined by the rules of the Securities and Exchange Commission and American Stock Exchange. The Board of Directors has determined that Mr. Van Wagenen is an “audit committee financial expert” as defined in regulations of the Securities and Exchange Commission under the Sarbanes-Oxley Act of 2002.

Code of Conduct

The Company has a Code of Business Conduct and Ethics, which is attached as an exhibit to this annual report. The Company requires all employees, officers and directors to adhere to this Code in addressing the legal and ethical issues encountered in conducting their work. The Code of Business Conduct and Ethics requires that the Company’s employees avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner, and otherwise act with integrity and in the Company’s best interest. The Company’s Code of Business Conduct and Ethics is intended to comply with Item 406 of the SEC’s Regulation S-K and the rules of the American Stock Exchange.

The Code of Business Conduct and Ethics includes procedures for reporting violations of the Code, which are applicable to all employees. The Sarbanes-Oxley Act of 2002 requires companies to have procedures to receive, retain and treat complaints received regarding accounting, internal accounting controls or auditing matters and to allow for the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters. The Code of Business Conduct and Ethics also includes these required procedures.

Compensation Committee Interlocks and Insider Participation

During 2003, Tom L. Powers was the sole member of the Compensation Committee of the Board of Directors. Mr. Powers does not currently serve as an officer of the Company. There are no compensation committee interlocks between the Company and any other entity involving the Company’s or such entity’s executive officers or board members. Neither Mr. Van Wagenen nor Mr. Fuentes, who joined the Compensation Committee during 2004, are officers of the Company or have similar interlocks.

Executive Officers

Set forth below is a table identifying executive officers of the Company who are not identified in the tables entitled “Directors” Biographical information for Dr. Abdelmonem is set forth above under “Directors.”

Name	Age	Position with Company
Frank Cesario	34	Chief Financial Officer

Mr. Cesario joined the Company during August 2000 as Controller and was named Acting Chief Financial Officer in April 2002 and Chief Financial Officer in December 2002. Previously, Mr. Cesario was Group Controller for copper and brass producer Outokumpu Copper, Inc. and subsidiaries, a U.S. group with approximately $500 million in annual revenue and owned by Helsinki-based Outokumpu Oyj. Mr. Cesario has an MBA (Finance) from DePaul University in Chicago, a B.S. in Accountancy from the University of Illinois, and began his career at KPMG Peat Marwick.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers (as defined under Section 16(a) of the Securities Exchange Act), directors and persons who own greater than 10% of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely on a review of the forms it has received and on written representations from certain reporting persons that no such forms were required for them, the Company believes that during 2003, all of the Section 16(a) filing requirements applicable to its officers, directors and 10% beneficial owners were complied with by such persons.

Item 11. Executive Compensation

The following table provides information concerning the annual and long-term compensation for services in all capacities to the Company for the years ended December 31, 2003, 2002 and 2001 of (i) each person who served as the Company’s chief executive officer and (ii) the four most highly compensated executive officers whose salary and bonus for services rendered in all capacities to the Company for the fiscal year ended December 31, 2003 exceeded $100,000 (collectively, the “Named Executive Officers”).

Summary Compensation Table

	Annual Compensation			Long-Term Compensation Awards
Name and Principal Position	Year	Salary	Bonus	Restricted Stock Awards	Securities Underlying Options	All Other Compensation
Amr Abdelmonem (1) Chief Executive Officer	2003 2002 2001	200,000 207,194 210,159	— —	— —	900,000 1,050,000 800,000	—

Frank Cesario (2) Chief Financial Officer	2003 2002 2001	120,000 102,000 —	— —	— —	250,000 30,000 —	— —

(1)	Dr. Abdelmonem was named Chief Executive Officer in June 2002.
(2)	Mr. Cesario was named Chief Financial Officer in December 2002.

Option	Grants In 2003

The following table contains information concerning the grant of stock options by the Company to the Named Executive Officers during 2003. There were no stock appreciation rights granted in 2003. Information provided in this table is as of December 31, 2003.

Name	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees in Fiscal Year	Exercise Price Per Share	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (1)
					5%	10%
Amr Abdelmonem	900,000	25.2%	$0.11	Jan 2013	$384,782	$671,342
Frank Cesario	250,000	7.0%	$0.11	Jan 2013	$106,884	$186,484

(1)	Potential realizable value is presented net of the option exercise price but before any federal or state income taxes associated with exercise. The assumed stock price appreciation rates used to determine the potential realize value are prescribed by the Securities and Exchange Commission rules for illustrative purposes only and are not intended to forecast or predict future stock prices. Actual gains are dependent on the future performance of the Common Stock and the option holder’s continued employment throughout the vesting period.

Aggregated	Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table provides information concerning the Named Executive Officers’ unexercised options at December 31, 2003. None of the Named Executive Officers held or exercised any stock appreciation rights, during 2003.

Name	Shares Acquired On Exercise (#)	Value Realized ($)(1)	Number of Securities Underlying Unexercised Options at December 31, 2003		Value of Unexercised In-The-Money Options at December 31, 2003
			Exercisable	Unexercisable	Exercisable	Unexercisable
Amr Abdelmonem	450,000	166,664	1,275,000	75,000	$561,000	$33,000
Frank Cesario	—	—	239,583	10,417	$105,417	$4,583

(1)	The value per option is calculated by subtracting the exercise price from the closing price of the Common Stock on the American Stock Exchange on December 31, 2003 (the last trading day in 2003) of $0.55.

Employment	Agreements.

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

In December 2002, the Board of Directors authorized a bonus pool of up to $300,000 in which all officers, including Dr. Abdelmonem and Mr. Cesario, shall be eligible to participate in the event that the Company achieves two consecutive quarters of positive cash flow results after taking into account the payment of such bonuses. In the event the condition is achieved, the amount Dr. Abdelmonem and Mr. Cesario may receive from such pool shall be determined in the discretion of the Board.

Director Compensation.

Each Director receives an annual retention fee of $5,000 on the first business day of each fiscal year. In addition, the Chairman of the Board and the Chairman of the audit committee each receive additional $5,000 retention fee and the Chairman of the Compensation Committee receives a $1,000 retention fee.

In addition, the Board has established a compensation policy to provide that each Non-Employee Director who is re-elected or continues to serve as a director because his or her term had not expired shall be granted an option to purchase 50,000 shares of common stock at the reported closing price of the common stock on the date of each annual meeting of the stockholders of the Company, provided that no such automatic grant shall be made to a Non-Employee Director who was first elected to the Board of Directors at the first such meeting or was first elected to the Board of Directors within three months prior to such annual meeting. Such options vest monthly over a one year period from the date of grant.

In addition, the current policy provides for the grant of Non-Qualified Stock Options (“NQSOs”) to purchase 25,000 shares of common stock to each Non-Employee Director who is appointed or continues to serve on the audit committee of the Board of Directors and the Chairman of the audit committee receives a grant of NQSOs to purchase 50,000 shares of common stock. Each Non-Employee Director who is appointed or continues to serve on the compensation committee of the Board of Directors receives a grant of NQSOs to purchase 10,000 shares of common stock and the Chairman of the compensation committee receives a grant of NQSOs to purchase 25,000 shares of common stock . The Chairman of the Board receives a grant of NQSOs to purchase 50,000 shares of common stock. These options are granted in consideration of such director’s service on a committee or as Chairman. Each of the options are granted at the reported closing price of the common stock on the date of each annual meeting of the stockholders of the Company or on the date such director joins a committee or is named

Chairman of such Committee, provided that annual grants are not made to a Non-Employee Director who was first appointed to the committee or as chairman within three months prior to such annual meeting. These stock options vest monthly over a one year period from the date of grant and expire ten years from the date of grant.

All Non-Employee Directors are reimbursed for their reasonable out-of-pocket expenses incurred in attending board and committee meetings.

Equity Compensation Plan Information

The following table gives information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under the Company’s 1993 Plan and under the 2003 Equity Incentive Plan as of December 31, 2003.

Plan Category	Number of Securities to be issued upon exercise of outstanding Options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in second column)
Equity compensation plans approved by securityholders	6,659,557	$0.55	5,340,979	(1)
Equity compensation plans not approved by securityholders	—	—	—
Total	6,659,557	$0.55	5,340,979	(1)

(1) The 1993 Plan terminated in August 2003 and was replaced by the 2003 Equity Incentive Plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of Common Sock as of March 23, 2004, except as otherwise indicated in the relevant footnote, by (1) each person or group that the Company knows beneficially owns more than 5% of Common Stock, (2) each of the Company’s directors and director nominees, (3) the Named Executive Officers, and (4) all current executive officers and directors as a group. Unless otherwise indicated, the address of each person identified below is c/o the Company at its principal executive offices.

The percentages of beneficial ownership shown below are based on 160,410,670 shares of Common Stock outstanding as of March 23, 2004, unless otherwise stated. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes those securities over which a person may exercise voting or investment power. In addition, shares of Common Stock which a person has the right to acquire upon the exercise of stock options and/or warrants within 60 days of the date of this table are deemed outstanding for the purpose of computing the percentage ownership of that person, but are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated in the footnotes to this table or as affected by applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned.

	Number of Shares of Common Stock Beneficially Owned		Percent of Class
5% Stockholders
Alexander Finance, LP .	34,914,979	(1)	21.8%
Elliott Associates, L.P.	16,769,788	(2)	10.5%
Elliott International, L.P.	12,499,639	(2)	7.8%

Directors and Named Executive Officers
Amr Abdelmonem	1,650,000	(3)	1.02%
Stuart Chase Van Wagenen	231,875		*
George M. Calhoun	922,333	(5)	*
James Fuentes	37,500	(3)
Tom L. Powers	371,442	(6)	*
Frank Cesario	318,037	(7)	*
All directors and executive officers as a group (6 persons)	3,531,187	(8)	2.16%

 * Less than 1%.

(1)	As reflected in a Form 4 dated March 5, 2004. The address for Alexander Finance, L.P. is 1560 Sherman Avenue Evanston, IL 60201.
(2)	As reflected in a Form 4 dated February 26, 2004 for Elliott Associates, L.P. and a Form 4 dated February 19, 2004 for Elliott International, L.P. The address of Elliott Associates, L.P. is 712 Fifth Avenue, New York, New York 10019 and the address of Elliott International, L.P. is c/o Elliot International Capital Advisors, Inc. 712 Fifth Avenue New York, New York 10019.
(3)	Represents options to purchase shares which were exercisable as of March 31, 2004, or within 60 days from such date.
(4)	Includes outstanding options to purchase 181,875 shares which were exercisable as of March 31, 2004, or within 60 days from such date.
(5)	Includes outstanding options to purchase 858,333 shares which were exercisable as of March 31, 2004, or within 60 days from such date.
(6)	Includes outstanding options to purchase 369,042 shares which were exercisable as of March 31, 2004, or within 60 days from such date.
(7)	Includes outstanding options to purchase 316,666 shares, which were exercisable as of March 31, 2004, or within 60 days from such date.
(8)	Includes outstanding options to purchase 3,413,417 shares, which were exercisable as of March 31, 2004, or within 60 days from such date.

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

Borrowings on this line bear an interest rate of 9.5% and are collateralized by all the assets of the Company. Outstanding loans under this agreement would be required to be repaid on a priority basis should the Company receive new funding from other sources. Additionally, the lenders are entitled to receive warrants to the extent funds are drawn down on the line. The warrants bear a strike price of $0.20 per share of common stock and expire on April 15, 2004. The credit line matures and is due, including accrued interest thereon, on March 31, 2004. Due to an agreement between the parties that did not provide warrants with respect to the most recent $2 million in borrowings, a maximum of 10 million warrants were issued as a result of this transaction.

On October 24, 2003, the Company and the lenders amended the terms of their loan agreement to reflect: (i) an increase in the aggregate commitment of the lenders to from $4,000,000 to $6,000,000; (ii) the elimination of warrant issuances from future drawdowns; (iii) interest on future loans will bear interest at the rate of 14% per annum; (iv) that future loans mature on October 31, 2004; (v) and that future loans be subject to the discretion of the Lenders. The Company borrowed $1,000,000 from the line of credit agreement upon execution of the amendment. During February 2004, these credit lines were extended to a due date of April 2005, with interest after the initial periods to be charged at 14%, and the lenders exercised warrants to purchase 10,000,000 shares of common stock. The Company received the $2,000,000 aggregate strike price for the exercise of these warrants.

Item 14. Principal Accounting Fee and Services

Grant Thornton LLP has served as the Company’s independent certified public accountants since December 2000. Grant Thornton LLP has been selected to continue as the Company’s independent certified public accountants for the current year. A representative of that firm is expected to be present at the annual meeting, will have the opportunity to make a statement if he or she desires to do so and will be available to respond to appropriate questions.

During the fiscal years ended December 31, 2003 and 2002, fees in connection with services rendered by Grant Thornton LLP, the Company’s independent auditors, were as set forth below:

Fee Category	Fiscal 2002	Fiscal 2003
Audit fees	$111,819	$114,683
Audit-Related Fees
Tax Fees	28,205	34,739
All Other Fees
TOTAL	$140,024	$149,422

Audit fees consisted of fees for the audit of the Company’s annual financial statements and review of quarterly financial statements as well as services normally provided in connection with statutory and regulatory filings or engagements, consents and assistance with and review of the Company’s documents filed with the SEC.

Tax fees consisted primarily of fees for tax compliance, tax advice and tax planning services.

The Company made no other payments to Grant Thornton LLP during 2003 which constituted other fees.

Policy for Pre-Approval of Audit and Non-Audit Services

The Audit Committee’s policy is to pre-approve all audit services and all non-audit services that the Company’s independent auditor is permitted to perform for us under applicable federal securities regulations. As permitted by the applicable regulations, the Committee’s policy utilizes a combination of specific pre-approval on a case-by-case basis of individual engagements of the independent auditor and pre-approval of certain engagements up to predetermined dollar thresholds that are reviewed annually by the Committee. Specific pre-approval is mandatory for the annual financial statement audit engagement, among others.

All engagements of the independent auditor to perform any audit services and non-audit services have been pre-approved by the Committee in accordance with the pre-approval policy. The policy has not been waived in any instance.

The Audit Committee may delegate pre-approval authority to the Chairman of the Audit Committee. The Chairman of the Audit Committee must report any decisions to the audit committee at the next scheduled meeting.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The following documents are filed as part of this Form 10-K:

1. The following financial statements of the Company, with the report of independent auditors, are filed as part of this Form 10-K:

Reports of Independent Certified Public Accountants;

Consolidated Balance Sheets as of December 31, 2002 and 2001;

Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001, and 2000;

Consolidated Statements of Stockholders’ Equity (Net Capital Deficiency) for the Years Ended December 31, 2002, 2001 and 2000;

Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001, and 2000; and

Notes to Consolidated Financial Statements.

2. The following financial statement schedules of the Company are filed as part of this Form 10-K:

All financial schedules are omitted because such schedules are not required or the information required has been presented in the aforementioned financial statements.

3. Exhibits are listed in the Exhibit Index to this Form 10-K.

(b) The following current reports on Form 8-K were filed during the quarterly period ended December 31, 2003:

1. On October 27, 2003, the Company filed a report on Form 8-K announcing that it had amended the terms of its loan agreement with its two largest shareholders; and

2. On December 16, 2003, the Company filed a report on Form 8-k announcing that it entered into a settlement agreement and release with it former patent counsel.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2004. Filing deadline moved up because of leap year.

ISCO INTERNATIONAL

By:	/s/ AMR ABDELMONEM
Amr Abdelmonem
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 30th day of March, 2004.

Signature	Title
/s/ AMR ABDELMONEM Amr Abdelmonem	Chief Executive Officer and Director (Principal Executive Officer and Director)

/s/ FRANK CESARIO Frank Cesario	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ STUART CHASE Stuart Chase Van Wagenen	Director and Chairman of the Board

/s/ GEORGE CALHOUN George Calhoun	Director

/s/ JAMES FUENTES James Fuentes	Director

/s/ THOMAS L. POWERS Thomas L. Powers	Director

ISCO INTERNATIONAL

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
3.1	Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-3/A, filed with the Securities and Exchange Commission (“SEC”) on August 13, 1998, Registration No. 333-56601 (the “August 1998 S-3”).

3.2	By-Laws of the Company, incorporated by reference to Exhibit 3.2 to Amendment No. 3 to the Company’s Registration Statement on Form S-1, filed with the SEC on October 26, 1993, Registration No. 33-67756 (the “IPO Registration Statement”) .

3.3	Certificate of Amendment of Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.3 to the IPO Registration Statement.

3.4	Certificate of Amendment of Certificate of Incorporation of the Company, incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3/A, filed with the SEC on July 1, 1999, Registration No. 333-77337.

3.5	Certificate of Amendment of Certificate of Incorporation of the Company filed July 18, 2000, incorporated by reference to the Company’s registration statement on Form S-8 filed August 7, 2000 (the August 2000 S-8”).

3.6	Certificate of Amendment to Certificate of Incorporation filed with the Secretary of State of the State of Delaware on June 25, 2001, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 27, 2001.

4.1	Specimen stock certificate representing Common Stock, incorporated by reference to Exhibit 4.1 to the IPO Registration Statement.

4.2	Form of Series B Warrants, incorporated by reference to Exhibit 4.2 to the IPO Registration Statement.

4.3	Form of Series C Warrants, incorporated by reference to Exhibit 4.3 to the IPO Registration Statement.

4.4	Form of Representative Warrant, incorporated by reference to Exhibit 4.4 to the IPO Registration Statement.

4.5	Rights Agreement dated as of February 9, 1996 between the Company and LaSalle National Trust, N.A., incorporated by reference to the Exhibit to the Company’s Registration Statement on Form 8-A, filed with the SEC on February 12, 1996.

4.6	Registration Rights Agreement dated as of June 6, 1997, by and between the Company and Southbrook International Investments, Ltd., incorporated by reference to Exhibit 4.5 to the June 1997 S-3.

4.7	Warrant dated June 6, 1997 issued to Southbrook International Investments, Ltd., incorporated by reference to Exhibit 4.5 to the June 1997 S-3.

4.8	Registration Rights Agreement dated as of October 29, 1997, by and between the Company and Elliott Associates, L.P. and Westgate International, L.P., incorporated by reference to Exhibit 4.10 to the December 1997 S-3.

4.9

Agreement dated as of October 29, 1997, by and between the Company and Brown Simpson Strategic Growth Fund, L.P. and Southbrook International Investments, Ltd., incorporated by reference to Exhibit 4.11 to the December 1997

S-3.

4.10	Form of Warrant dated May 15, 1998, incorporated by reference to Exhibit 4.3 to the August 1998 S-3.

4.11	Securities Purchase Agreement dated as of May 15, 1998, by and between the Company and Elliott Associates, L.P., Westgate International, L.P., Alexander Finance, LP, State Farm Mutual Automobile Insurance Company, Spring Point Partners, L.P. and Spring Point Offshore Fund, incorporated by reference to Exhibit 4.5 to the August 1998 S-3.

4.12	Registration Rights Agreement dated as of May 15, 1998, by and between the Company and Elliott Associates, L.P., Westgate International, L.P., Alexander Finance, LP, State Farm Mutual Automobile Insurance Company, Spring Point Partners, L.P. and Spring Point Offshore Fund, incorporated by reference to Exhibit 4.6 to the August 1998 S-3.

4.13	Form of Warrant dated March 31, 1999 incorporated by reference to Exhibit 4.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

4.14	Securities Purchase Agreement dated as of March 31, 1999, by and between the Company and Elliott Associates, L.P., Westgate International, L.P., Alexander Finance, LP and State Farm Mutual Automobile Insurance Company, incorporated by reference to Exhibit 4.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

4.15	Registration Rights Agreement dated as of March 31, 1999, by and between the Company and Elliott Associates, L.P., Westgate International, L.P., Alexander Finance, LP and State Farm Mutual Automobile Insurance Company, incorporated by reference to Exhibit 4.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

4.16	Amendment to Securities Purchase Agreement dated as of March 31, 1999, by and between the Company and Elliott Associates, L.P., Westgate International, L.P., Alexander Finance, LP, State Farm Mutual Automobile Insurance Company, Spring Point Partners, L.P. and Spring Point Offshore Fund, incorporated by reference to Exhibit 4.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

4.17	The SSI Replacement Nonqualified Stock Option Plan, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, filed with the SEC on November 3, 2000, Registration No. 333-49268.*

4.18	Letter Agreement dated October 20, 2000 by and between the Company and Elliott Associates, L.P. and Westgate International, incorporated by reference to Exhibit B to the Schedule 13D filed with the SEC by Elliott Associates, L.P. on November 13, 2000.

4.19	Amendment No. 1 to the Rights Agreement between ISCO International, Inc. (formerly Illinois Superconductor Corporation) and LaSalle National Trust Association (formerly known as LaSalle National Trust Company) dated as of February 9, 1996, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 22, 2002.

10.1	Form of Amended and Restated Director Indemnification Agreement, incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998.

10.2	Third Amended and Restated Registration Rights Agreement dated as of July 14, 1993, as amended, incorporated by reference to Exhibit 10.4 to the IPO Registration Statement.

10.3	Public Law Agreement dated February 2, 1990 between Illinois Department of Commerce and Community Affairs and the Company, incorporated by reference to Exhibit 10.5 to the IPO Registration Statement.

10.4	Public Law Agreement dated December 30, 1991 between Illinois Department of Commerce and Community Affairs and the Company, amended as of June 30, 1992, incorporated by reference to Exhibit 10.6 to the IPO Registration Statement.

10.5	Representative Warrant Agreement, incorporated by reference to Exhibit 10.7 to the IPO Registration Statement.

10.6	Subcontract and Cooperative Development Agreement dated as of June 1, 1993 between American Telephone and Telegraph Company and the Company, incorporated by reference to Exhibit 10.9 to the IPO Registration Statement.

10.7	Intellectual Property Agreement dated as of June 1, 1993 between American Telephone and Telegraph Company and the Company, incorporated by reference to Exhibit 10.10 to the IPO Registration Statement.

10.8	License Agreement dated January 31, 1990 between the Company and Northwestern University, incorporated by reference to Exhibit 10.13 to the IPO Registration Statement.

10.9	License Agreement dated February 2, 1990 between the Company and ARCH Development Corporation, incorporated by reference to Exhibit 10.14 to the IPO Registration Statement.

10.10	License Agreement dated August 9, 1991 between the Company and ARCH Development Corporation, incorporated by reference to Exhibit 10.15 to the IPO Registration Statement.

10.11	License Agreement dated October 11, 1991 between the Company and ARCH Development Corporation, incorporated by reference to Exhibit 10.16 to the IPO Registration Statement.

10.12	Public Law Agreement dated August 18, 1993 between Illinois Department of Commerce and Community Affairs and the Company, incorporated by reference to Exhibit 10.17 to the IPO Registration Statement.

10.13	Form of Officer Indemnification Agreement incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

10.14	Single-Tenant Industrial building Lease between Teachers’ Retirement System of the State of Illinois, landlord, and ISCO International, tenant, dated June 24, 1994, incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ending June 30, 1994.

10.15	Letter Agreement, dated November 5, 1999, by and among the Company and the Investors, incorporated by reference to Exhibit 10(a) to the Company’s Current Report on Form 8-K filed with the SEC on November 15, 1999.

10.16	Letter Agreement re Modification of Covenants, dated November 5, 1999, by and among the Company and the Investors, incorporated by reference to Exhibit 10(b) to the Company’s Current Report on Form 8-K filed with the SEC on November 15, 1999.

10.17	Security Agreement, dated November 5, 1999, by and among the Company and the Investors, incorporated by reference to Exhibit 10(c) to the Company’s Current Report on Form 8-K filed with the SEC on November 15, 1999.

10.18	Letter Agreement dated November 12, 1999, amending the Letter Agreement filed as Exhibit 10.18, incorporated by reference to Exhibit 4.26 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, filed with the SEC on May 12, 2000 (the “First Quarter 2000 10-Q”).

10.19	Securities Purchase Letter Agreement dated December 28, 1999, by and among the Company, Elliott Associates, Westgate and Alexander, incorporated by reference to Exhibit 4.27 to the First Quarter 2000 10-Q.

10.20	Securities Purchase Letter Agreement dated March 27, 2000, by and among the Company, Elliott Associates, Westgate and Alexander, incorporated by reference to Exhibit 4.28 to the First Quarter 2000 10-Q.

10.21	Agreement and Plan of Merger, dated May 17, 2000 among the Company, SSI Acquisition, Corp., Spectral Solutions, Inc., Russell Scott, III, and Certain Other Stockholders of Spectral Solutions, Inc., incorporated by reference to Annex A to the Company’s definitive additional proxy materials filed June 9, 2000.

10.22

Escrow Agreement dated August 8, 2000 among the Company, Russell Scott, III, as stockholder representative, and American National Bank and Trust Company, as escrow agent, incorporated by reference to Exhibit 10.25 to the Company’s registration statement on Form S-2 filed September 7, 2000, Registration No. 333-45406 (the “September

S-2”).

10.23	Management Services Agreement, dated July 17, 2000, by and between the Company and CTR Ventures, K.K., incorporated by reference to Exhibit 10.27 to the September S-2.

10.24	Transaction Agreement, dated November 1, 2001, by and among the Company, Illinois Superconductor Canada Corporation and Lockheed Martin Canada, Inc., incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on January 4, 2001.

10.25	Common Stock Purchase Agreement with Paul Revere Capital Partners, Ltd. dated March 21, 2000, incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-3 filed on April 20, 2001.

10.26	Escrow Agreement with Paul Revere Capital Partners, Ltd. and Epstein Becker & Green, P.C. dated March 21, 2001, incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-3 filed on April 20, 2001.

10.27	Placement Agreement with Ladenburg Thalmann & Co. Inc. dated December 12, 2000, incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-3 filed on April 20, 2001.

10.28	Waiver Letter by Ladenburg Thalmann & Co. Inc. dated March 19, 2001, incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-3 filed on April 20, 2001.

10.29	Employment Agreement with Amr Abdelmonem dated January 1, 2001, incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-3 filed on April 20, 2001.

10.30	ISCO International, Inc. Amended and Restated 1993 Stock Option Plan, incorporated by reference to Appendix C and D of the Company’s Definitive Proxy materials filed on May 22, 2001.

10.31	Note Purchase Agreement dated November 6, 2001 between ISCO International, Inc., Elliott Associates, L.P. and Alexander Finance, L.P., incorporated by reference to Exhibit 10.35 to the Company’s Current Report on Form 8-K filed on November 7, 2001.

10.32	Security Agreement dated November 6, 2001 between ISCO International, Inc., Elliott Associates, L.P. and Alexander Finance, L.P., incorporated by reference to Exhibit 10.36 to the Company’s Current Report on Form 8-K filed on November 7, 2001.

10.33	Promissory Note dated November 6, 2001 in favor of Alexander Finance, L.P. in the principal amount of $2,000,000, incorporated by reference to Exhibit 10.37 to the Company’s Current Report on Form 8-K filed on November 7, 2001.

10.34	Promissory Note dated November 6, 2001 in favor of Elliott Associates, L.P. in the principal amount of $5,236,112, incorporated by reference to Exhibit 10.38 to the Company’s Current Report on Form 8-K filed on November 7, 2001.

10.35	Promissory Note dated November 8, 2001 in favor of Alexander Finance, L.P. in the principal amount of $2,188,888, incorporated by reference to Exhibit 10.39 to the Company’s Current Report on Form 8-K filed on November 7, 2001.

10.36	Guaranty of Illinois Superconductor Canada Corporation, incorporated by reference to Exhibit 10.40 to the Company’s Current Report on Form 8-K filed on November 7, 2001.

10.37	Guaranty of Spectral Solutions, Inc., incorporated by reference to Exhibit 10.41 to the Company’s Current Report on Form 8-K filed on November 7, 2001.

10.38	Loan Agreement dated October 23, 2002 between ISCO International, Inc., Manchester Securities Corporation, and Alexander Finance L.P., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 24, 2002.

10.39	Security Agreement dated October 23, 2002 between ISCO International, Inc., Spectral Solutions, Inc., Illinois Superconductor Canada Corporation, Manchester Securities Corporation, and Alexander Finance L.P., incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 24, 2002.

10.40	Secured Grid Note dated October 23, 2002 between ISCO International, Inc. and Alexander Finance L.P. in the principal amount of $1,752,400, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 24, 2002.

10.41	Secured Grid Note dated October 23, 2002 between ISCO International, Inc. and Manchester Securities Corporation in the principal amount of $2,247,600, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 24, 2002.

10.42	Guaranty of Spectral Solutions, Inc., incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 24, 2002.

10.43	Guaranty of Illinois Superconductor Canada Corporation, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on October 24, 2002.

10.44		Registration Rights Agreement dated October 23, 2002 between ISCO International, Inc. Manchester Securities Corporation, and Alexander Finance L.P., incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on October 24, 2002.

10.45		Common Stock Purchase Warrant Agreement dated October 23, 2002 between ISCO International, Inc. and Alexander Finance L.P., incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on October 24, 2002.

10.46		Common Stock Purchase Warrant Agreement dated October 23, 2002 between ISCO International, Inc. and Manchester Securities Corporation, incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on October 24, 2002.

10.47		Common Stock Purchase Warrant Agreement dated November 18, 2002 between ISCO International, Inc. and Alexander Finance L.P., incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on November 20, 2002.

10.48		Common Stock Purchase Warrant Agreement dated November 18, 2002 between ISCO International, Inc. and Manchester Securities Corporation, incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on November 20, 2002.

10.49		ISCO International, Inc. 2003 Equity Incentive Plan incorporated by reference to the Appendix A to the Company’s Proxy Statement filed on November 14, 2003.

10.50		Amended and Restated Security Agreement dated October 24, 2003 between ISCO International, Inc., Manchester Securities Corporation, and Alexander Finance L.P., incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on October 27, 2003.

10.51		Amended and Restated Security Agreement dated October 24, 2003 between ISCO International, Inc., Spectral Solutions, Inc., Illinois Superconductor Canada Corporation, Manchester Securities Corporation, and Alexander Finance L.P., incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on October 27, 2003.

10.52		Secured 14% Grid Note dated October 24, 2004 between ISCO International, Inc. and Alexander Finance, L.P. in the principal amount of $876,200, incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on October 27, 2003.

10.53		Secured 14% Grid Note dated October 24, 2004 between ISCO International, Inc. and Manchester Securities Corporation in the principal amount of $1,123,800, incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on October 27, 2003.

10.54		Amended and Restated Guaranty of Spectral Solutions, Inc., incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on October 27, 2003.

10.55		Amended and Restated Guaranty of Illinois Superconductor and Canada Corporation, incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on October 27, 2003.

10.56		Stock Purchase Agreement dated December 15, 2003 between ISCO International, Inc. and Morgan & Finnigan, L.L.P., incorporated by reference to Exhibit 10.1 to the Company’s Current Report filed on December 16, 2003.

14	**	Code of Ethics.

23.1	**	Consent of Grant Thornton LLP.

31.1	**	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adapted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	**	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adapted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	**	Certification Pursuant To 18 U.S.C Section 1350, as Adopted Pursuant io Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit on this Form 10-K.
**	Filed herewith