Form 10-Q
period 2004-03-31
ISCO INTERNATIONAL INC
filed 2004-05-17
CIK 888693

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2004.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2004
Common Stock, par value $0.001 per share Preferred Stock Purchase Rights	160,428,260

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ISCO INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2004	December 31, 2003
	(unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$1,179,458	$346,409
Inventories	938,139	678,361
Accounts receivable, net	210,082	1,169,711
Prepaid expenses and other	282,474	321,147

Total current assets	2,610,153	2,515,628

Property and equipment:
Property and equipment	8,973,977	8,957,866
Less: accumulated depreciation	(8,453,660)	(8,256,489)

Net property and equipment	520,317	701,377

Restricted certificates of deposit	40,527	40,527
Intangible assets, net	14,466,531	14,465,503

Total assets	$17,637,528	$17,723,035

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$102,376	$243,647
Accrued liabilities	1,212,593	1,536,141

Total current liabilities	1,314,969	1,779,788

Other long-term debt, less current portion	5,000,000	5,000,000

Stockholders’ equity:
Preferred stock; 300,000 shares authorized; No shares issued and outstanding at March 31, 2004 and December 31, 2003	—	—
Common stock ($.001 par value); 250,000,000 shares authorized; 160,410,760 and 150,149,927 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	160,411	150,150
Additional paid-in capital (net of unearned compensation)	163,215,910	160,889,202
Accumulated deficit	(152,053,762)	(150,096,105)

Total stockholders’ equity	11,322,559	10,943,247

Total liabilities and stockholders’ equity	$17,637,528	$17,723,035

NOTE: The condensed consolidated balance sheet as of December 31, 2003 has been derived from the audited financial statements for that date, but does not include all of the information and accompanying notes required by accounting principles generally accepted in the United States of America for complete financial statements.

See the accompanying Notes which are an integral part of the Condensed Consolidated Financial Statements.

ISCO INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2004	2003
Net sales	$421,950	$1,235,351

Costs and expenses:
Cost of sales	308,595	629,521
Research and development	233,989	289,713
Selling and marketing	223,539	273,733
General and administrative	1,233,550	2,928,659

Total costs and expenses	1,999,673	4,121,626

Operating loss	(1,577,723)	(2,886,275)

Other income (expense):
Interest income	1,807	2,056
Non-cash interest expense	(250,297)	(212,516)
Interest expense	(131,445)	(54,361)

	(379,935)	(264,820)

Net loss	$(1,957,658)	$(3,151,095)

Basic and diluted loss per share	$(0.01)	$(0.02)

Weighted average number of common shares outstanding	154,233,040	147,956,594

See the accompanying Notes which are an integral part of the Condensed Consolidated Financial Statements.

ISCO INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2004	2003
Operating Activities:
Net loss	$(1,957,658)	$(3,151,095)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	209,373	196,959
Non-cash interest (warrant) expense	250,297	212,516
Non-cash compensation expense	48,705	413,050
Changes in operating assets and liabilities	273,706	1,627,858

Net cash used in operating activities	(1,175,577)	(700,712)

Investing Activities:
Decrease/(Increase) in restricted certificates of deposit	—	24,050
Payment of patent costs	(13,231)	(31,957)
Acquisition of property and equipment	(16,111)	(6,101)

Net cash used in investing activities	(29,341)	(1,806)

Financing Activities:
Exercise of warrants	2,000,000	—
Proceeds from short-term loan	—	1,000,000
Exercise of stock options	37,967	—

Net cash provided by financing activities	2,037,967	1,000,000

Increase in cash and cash equivalents	833,049	297,482
Cash and cash equivalents at beginning of period	346,409	216,119

Cash and cash equivalents at end of period	$1,179,458	$513,601

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

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of results for the interim periods have been included. These financial statements and notes included herein should be read in conjunction with the Company’s audited financial statements and notes for the year ended December 31, 2003 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter of for the entire year ending December 31, 2004. For further information, refer to the financial statements, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN No. 46”), Consolidation of Variable Interest Entities, to expand upon existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. In December 2003, the FASB revised FIN No. 46 to provide more clarification. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 changes that by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN No. 46, as revised, did not have a material impact on the Company’s consolidated financial statements.

Note 2. Realization of Assets

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses from operations in recent years, and such losses have continued through the (unaudited) quarter ended March 31, 2004. In addition, the Company has used, rather than provided, cash in its operations.

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

The Company has incurred, and continues to incur, losses from operations. For the years ended December 31, 2003, 2002, and 2001, the Company incurred net losses of $7,156,075, $13,077,832, and $28,189,603, respectively. The Company incurred an additional net loss of $1,957,658 during the first three months of 2004. During the past few years the Company implemented strategies to reduce its cash used in operating activities. The Company’s strategy included the consolidation of its manufacturing and research and development facilities and a targeted reduction of the employee workforce, increasing the efficiency of the Company’s processes, focusing development efforts on products with a greater probability of commercial sales, expanding its outsourcing of manufacturing strategy, reducing professional fees and discretionary expenditures, and negotiating favorable payment arrangements with suppliers and service providers.

To date, the Company has financed its operations primarily through public and private equity and debt financings. Subject to the uncommitted nature of the credit line, the Company believes that it has sufficient funds to operate its business as identified herein and to meet its obligations through 2004, provided that the Company is able to borrow the $1 million remaining under the uncommitted line of credit. Should this line not be available, the Company believes it has sufficient funds to operate into the third or fourth quarter 2004, and quite possibly beyond, depending on operating results. The Company intends to look into augmenting its existing capital position by utilizing the credit line as identified and/or through other sources of capital.

Note 3 - Net Loss Per Share

Basic and diluted net loss per share is computed based on the weighted average number of common shares outstanding. Common shares issuable upon the exercise of options are not included in the per share calculations since the effect of their inclusion would be antidilutive.

Note 4 - Inventories

Inventories consisted of the following:

	March 31, 2004	December 31, 2003
Raw materials	$268,000	$357,000
Work in process	310,000	67,000
Finished product	360,000	254,000

	$938,000	$678,000

Cost of product sales for the three months ending March 31, 2004, and the twelve months ending December 31, 2003 include approximately $0 and $130,000, respectively, of costs in excess of the net realizable value of inventory.

Note 5 - Stock Options and Warrants

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

On February 5, 2001, the Company’s board of directors authorized the re-pricing of certain “out of the money” stock options granted to employees during the calendar year of 2000 to the closing share price on such date, or $1.9375 per share. This re-pricing causes these options to be subject to variable accounting as described in FIN 44. Because the stock price on March 31, 2004, was lower than the re-priced strike price no gain or loss was recognized during the period.

On April 1, 2002, the Company’s board of directors authorized the re-pricing of certain “out of the money” stock options granted to employees. A new strike price of $0.81 per share was established, provided the respective employees remain with the Company for at least six months following the re-pricing date. In addition, certain stock options granted to directors were repriced, with a new strike price of $1.00 per share. As the stock price on March 31, 2004, was lower than the re-priced strike price no gain or loss was recognized during the period.

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

On October 31, 2003, the Company’s board of directors authorized the re-pricing of certain “out of the money” stock options granted to directors. A new strike price of $0.24 per share was established. This price was based on the closing price of the Company’s common stock as quoted on the American Stock Exchange on October 1, 2003. The closing price of the Company’s common stock on October 31, 2003 was $0.20 per share.

During 2003, the Company’s Board of Directors granted 3,570,000 new stock options to the Company’s employees, including officers, and Directors. The majority of the grants to employees, including officers, were priced at 25% of the average closing price of the Company’s common stock as reported on the American Stock Exchange over ten trading days prior to the date of grant. Due to the resulting discount, $217,000 of compensation expense was recognized during the first quarter of 2004.

Certain options granted prior to 2004 were deemed subject to variable accounting. As such, a charge of $418,000 was recognized during the fourth quarter 2003 to reflect the $0.55 closing price of the Company’s common stock as of December 31, 2003. Because the closing price of the Company’s common stock on March 31, 2004 was $0.44 per share, $168,000 of this amount was reversed during the first quarter 2004. During July 2003, the Board of Directors cancelled approximately 2.8 million outstanding options held by certain Company employees, including officers.

During the first three months of 2004, the Company’s board of directors granted 3,710,000 stock options to the Company’s employees and non-employee Board members. The options granted to non-employee directors were issued at the closing market price on the date of grant. The majority of the option grants were to employees and were issued at a discount to market price based on 25% of the average closing price of the Company’s common stock as reported on the American Stock Exchange for ten trading days.

Note 6 – Debt

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

According to existing accounting pronouncements and SEC guidelines, the Company has allocated the proceeds of these borrowings between their debt and equity components. As a result of these borrowings during 2002, the Company has recorded a non-cash charge of $1.2 million through the outstanding term of the warrants (fully exercised as of March 31, 2004). The final $250,000 of that amount was recorded during the quarter ended March 31, 2004.

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

During February 2004, these credit lines were extended to a due date of April 2005, with interest after the initial periods to be charged at 14%. No warrants or other inducements were issued with respect to these extensions. Additionally, as noted above, the lenders exercised their 10 million warrants during February 2004, agreeing to let the Company use the funds for general purposes as opposed to repaying debt.

Note 7 – Stock Based Compensation

The Company has a stock-based employee compensation plan, which is more fully described in Note 5. The Company accounts for its stock-based compensation plan under Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, which allows companies to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and provide pro forma net income and net income per share disclosures for employee stock option grants as if the fair value method defined in SFAS No. 123 had been applied. The Company applies the intrinsic value method for accounting for stock-based compensation as outlined in APB Opinion No. 25.

Stock expense for the first quarters of 2004 and 2003, respectively, includes the result of options issued with an exercise price below the underlying stock’s market price. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement 123, Accounting for Stock-Based Compensation as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123, using the assumptions described in Note 5, to its stock-based employee plans:

	Quarter Ended 2004	March 31, 2003
Net loss, as reported	$1,958	$3,151
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	49	413
Less: Total stock-based employee compensation determined under fair value based method for awards granted, modified, or settled, net of related tax effects	142	899

Pro forma net loss	$2,051	$3,637

Loss per share:
Basic – as reported	$0.01	$0.02
Basic – pro forma	$0.01	$0.02
Diluted – as reported	$0.01	$0.02
Diluted – pro forma	$0.01	$0.02

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

General

The following is a discussion and analysis of the historical results of operations and financial condition of the Company and factors affecting the Company’s financial resources. This discussion should be read in conjunction with the financial statements, including the notes thereto, set forth herein under “Part I. - Financial Information” and “Item 1. Financial Statements” and in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003. This discussion contains forward-looking statements which involve certain risks, uncertainties and contingencies which could cause the Company’s actual results, performance or achievements to differ materially from those expressed, or implied, by such forward-looking statements. Such factors include those described in “Risk Factors” included in the Company’s Annual Report on Form 10-K. The forward-looking statements included in this report may prove to be inaccurate. In light of the significant uncertainties inherent in these forward-looking statements, you should not consider this information to be a guarantee by the Company or any other person that our objectives and plans will be achieved.

The Company provides a wide array of solutions to optimize the reverse link for the wireless telecommunications industry. Reverse link is the signal from the mobile device to the base station. Reverse link problems often lead to dropped calls, ineffective attempts, high mobile transmit power, capacity reduction and coverage “dead zone” areas. The Company solves these problems utilizing its adaptive notch filter (“ANF”™) technology, its value-leading Reverse link Radio Frequency Fidelity (“RF²”™) technology, and a variety of other products and services.

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

Overview

The Company has shifted from manufacturing in-house to an outsourced manufacturing model. Its products are designed for efficient production in this manner, emphasizing solid-state electronics over mechanical devices with moving parts. The decrease in cost associated with these developments, coupled with enhanced product functionality, has allowed the Company to realize improved margins. Extensions of developed technology, based on substantial input from customers, have allowed the Company to launch the RF² product and consider additional solutions while controlling total R&D cost. The Company announced during the first three months of 2004 the resolution of the Laves litigation, the receipt of $2 million from the exercise of all outstanding warrants (which were related to the credit line), and the extension of its credit line debt maturity date from March and October 2004 to April 2005. Despite these improvements, the wireless telecommunications industry is subject to risks beyond the Company’s control that can negatively impact customer capital spending budgets and/or spending patterns. Despite cultivating more business opportunities during the first three months of 2004 than in prior periods, total revenue from closed and shipped business was less than expected during the period. While the Company views the varied reasons for this difficulty to be temporary in nature, nonetheless, for these and other reasons, the Company’s financial statements have been prepared assuming the Company will continue as a going concern.

Results of Operations

Three Months Ended March 31, 2004 and 2003

The Company’s net sales decreased $813,000, or 66%, to $422,000 for the three months ended March 31, 2004 from $1,235,000 for the same period in 2003. This decrease was primarily due to the timing of order fulfillment. The Company quoted more than $2 million in business during the first quarter 2004 but was unable to complete most of those transactions by March 31, 2004. The Company believes the variety of reasons cited by potential customers (competing internal projects, timing issues, etc.) to be temporary in nature. The Company anticipates its revenue during the second quarter 2004 to exceed revenue posted during the second quarter 2003 due to existing and/or anticipated future orders.

Cost of sales decreased by $321,000, or 51%, to $309,000 for the three months ended March 31, 2004 from $630,000 for the same period in 2003. The decrease in cost of sales was due to the decrease in sales volume listed above. Cost of sales is expected to increase with the anticipated increase in revenue.

The Company’s research and development expenses decreased by $56,000, or 19%, to $234,000 for the three months ended March 31, 2004, from $290,000 for the same period in 2003.

Selling and marketing expenses decreased by $50,000, or 18%, to $224,000 for the three months ended March 31, 2004, from $274,000 for the same period in 2003.

General and administrative expenses decreased by $1,695,000, or 58%, to $1,234,000 for the three months ended March 31, 2004, from $2,929,000 for the same period in 2003. This decrease was primarily attributable to a decrease in legal expenses related to the patent litigation.

Liquidity and Capital Resources

At March 31, 2004, the Company’s cash and cash equivalents were $1,179,000, an increase of $833,000 from the balance at December 31, 2003 of $346,000.

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

As of the date of this filing, the Company believes that it has sufficient funds to operate its business as identified herein without the need for substantial future capital sources during 2004, provided that the Company is able to borrow the $1 million remaining under the uncommitted line of credit. Should this credit become unavailable, the Company believes it has sufficient funds to operate until the third or fourth quarter of 2004, and quite possibly longer, subject to operating results. The Company intends to look into augmenting its existing capital position by utilizing the credit line as identified and/or through other sources of capital.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company does not have any material market risk sensitive instruments.

Item 4. Controls and Procedures.

(a)	An evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2004. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms.

(b)	There were no significant changes in the Company’s internal control over financial reporting identified in connection with the evaluation of such controls that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Laves Litigation

On July 17, 2000 former President and CEO Edward W. Laves filed a two-count Complaint (the “Complaint”) in the Law Division of the Circuit Court of Cook County, Illinois. Laves sued for breach of contract (Count I) and for violation of the Illinois Wage Payment and Collection Act (“Wage Act”) (Count II). During February 2004, the parties reached settlement. Laves was paid $700,000, half of which came from the Company and the remainder from the Company’s insurance carrier, and all parties agreed to terminate proceedings, with prejudice. The Company accrued for its portion as a contingent liability as of December 31, 2003.

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

During September 2003, the Company filed an appeal of this verdict requesting the reinstatement of its patent and the rights inherent within that patent, and Superconductor Technologies, Inc. filed a cross-appeal requesting reinstatement of the jury award and attorney’s fees. This process is ongoing. As of the date of this document, each party had filed a brief with the court and additional filings are scheduled.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

Recent Sales of Unregistered Securities

During February 2004, the Company issued 10 million shares of common stock that were not registered under the Securities Act of 1933, as amended (“1933 Act”) in reliance on an exemption pursuant to Section 4(2) of the 1933 Act. These shares were issued pursuant to the exercise of warrants by the Company’s two largest shareholders, an affiliate of Elliott Associates, L.P. (Manchester Securities Corporation) and Alexander Finance, L.P. under the terms of the Company’s credit line. The Company received $2 million in aggregate strike price for the exercise of these warrants.

Item 5. Other Information.

During April 2004, Michael Fenger joined the Company’s Board of Directors. Mr. Fenger is Corporate Vice President and Chief Quality Officer of Motorola, Inc.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits: A list of exhibits is set forth in the Exhibit Index found on page 17 of this report.

(b) Reports on Form 8-K:

Current Report on Form 8-K, dated February 24, 2004, reporting the Company’s announcement of an amendment to its financing agreement, the exercise of warrants by the Company’s lenders, and settlement of the Laves Litigation.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of May, 2004.

ISCO International, Inc.

By:	/s/ Amr Abdelmonem
Dr. Amr Abdelmonem
Chief Executive Officer (Principal
Executive Officer)

By:	/s/ Frank Cesario
Frank Cesario
Chief Financial Officer (Principal
Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1	Amendment to Loan Documents dated February 24, 2004 by and among Manchester Securities Corporation, Alexander Finance, L.P., ISCO International Inc., Spectral Solutions, Inc. and Illinois Superconductor, incorporated by reference to the Company’s Current Report on Form 8-K filed on February 27, 2004.

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002