Form 10-Q
period 2004-06-30
ISCO INTERNATIONAL INC
filed 2004-08-13
CIK 888693

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2004.

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

Indicated by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 1, 2004
Common Stock, par value $0.001 per share Preferred Stock Purchase Rights	160,428,260

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ISCO INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2004	December 31, 2003
	(unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$302,032	$346,409
Inventories	786,952	678,361
Accounts receivable, net	384,871	1,169,711
Prepaid expenses, settlement receivable, and other	181,941	321,147

Total current assets	1,655,796	2,515,628

Property and equipment:
Property and equipment	8,905,009	8,957,866
Less: accumulated depreciation and amortization	(8,571,563)	(8,256,489)

Net property and equipment	333,446	701,377

Restricted certificates of deposit	40,527	40,527
Intangible assets, net	14,461,685	14,465,503
Other assets, net	—	—

Total assets	$16,491,454	$17,723,035

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$105,267	$243,647
Accrued liabilities	1,082,971	1,536,141
Current debt	5,000,000	—

Total current liabilities	6,188,238	1,779,788

Other long-term debt, less current portion	—	5,000,000

Stockholders’ equity:
Preferred stock; 300,000 shares authorized; No shares issued and outstanding at June 30, 2004 and December 31, 2003	—	—
Common stock ($.001 par value); 250,000,000 shares authorized; 160,428,260 and 150,149,927 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	160,428	150,150
Additional paid-in capital (net of unearned compensation)	163,483,666	160,889,202

Accumulated deficit	(153,340,878)	(150,096,105)

Total stockholders’ equity	10,303,216	10,943,247

Total liabilities and stockholders’ equity	$16,491,454	$17,723,035

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

ISCO INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net sales	$843,300	$336,101	$1,265,250	$1,571,452

Costs and expenses:
Cost of sales	458,547	332,426	767,142	961,947
Research and development	207,257	234,299	441,246	524,012
Selling and marketing	250,212	225,566	473,751	449,299
General and administrative	1,084,370	1,371,184	2,317,920	4,299,843

Total costs and expenses	2,000,386	2,163,475	4,000,059	6,285,101

Operating loss	(1,157,086)	(1,827,374)	(2,734,809)	(4,713,649)

Other income (expense):

Interest income	1,416	1,108	3,223	3,164
Non-cash interest expense	—	(212,516)	(250,297)	(427,393)
Other interest expense	(131,445)	(74,404)	(262,890)	(126,403)

	(130,029)	(285,812)	(509,964)	(550,632)

Net loss	$(1,287,115)	$(2,113,186)	$(3,244,773)	$(5,264,281)

Basic and diluted loss per share	$(0.01)	$(0.02)	$(0.02)	$(0.04)

Weighted average number of common shares outstanding	160,424,606	147,974,927	157,198,407	147,965,645

See the accompanying Notes which are an integral part of the Condensed Consolidated Financial Statements.

ISCO INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Six Months ended June 30, 2004

(UNAUDITED)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Number of Shares	Amount
Balance at December 31, 2003	150,149,927	$150,150	$160,889,202	$(150,096,105)	$10,943,247

Exercise of Stock Options	278,333	278	41,539	—	41,817
Exercise of Warrants	10,000,000	10,000	1,990,000		2,000,000
Compensation Expense for Discount on Employee Stock Options / Variable Accounting for Stock Options	—	—	312,628	—	312,628
Non-cash Warrant Expense			250,297		250,297
Net Loss	—	—	—	(3,244,773)	(3,244,773)

Balance at June 30, 2004	160,428,260	$160,428	$163,483,666	$(153,340,878)	$10,303,216

See the accompanying Notes which are an integral part of the Condensed Consolidated Financial Statements.

ISCO INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2004	2003
Operating Activities:
Net loss	$(3,244,773)	$(5,264,281)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization, excluding goodwill	420,425	418,343
Non-cash warrant expense	250,297	427,393
Non-cash compensation expense	312,628	617,100
Changes in operating assets and liabilities	223,906	2,937,736

Net cash used in operating activities	(2,037,517)	(863,709)

Investing Activities:
Decrease in restricted certificates of deposit	—	23,684
Payment of patent costs	(27,937)	(56,019)
Acquisition of property and equipment, net	(20,740)	(4,857)

Net cash used in investing activities	(48,676)	(37,192)

Financing Activities:
Exercise of warrants	2,000,000	—
Proceeds from credit line	—	1,000,000
Exercise of stock options	41,816	—

Net cash provided by financing activities	2,041,816	1,000,000

(Decrease)/Increase in cash and cash equivalents	(44,377)	99,099
Cash and cash equivalents at beginning of period	346,409	216,119

Cash and cash equivalents at end of period	$302,032	$315,218

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

Note 2. Realization of Assets

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses from operations in recent years, and, although reduced, such losses have continued through the (unaudited) period ended June 30, 2004. In addition, the Company has used, rather than provided, cash in its operations.

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

The Company has incurred, and continues to incur, losses from operations. For the years ended December 31, 2003, 2002, and 2001, the Company incurred net losses of $7,156,075, $13,077,832, and $28,189,603, respectively. The Company incurred an additional net loss of $3,244,773 during the first six months of 2004. During the past few years the Company implemented strategies to reduce its cash used in operating activities. The Company’s strategy included the consolidation of its manufacturing and research and development facilities and a targeted reduction of the employee workforce, increasing the efficiency of the Company’s processes, focusing development efforts on products with a greater probability of commercial sales, expanding its outsourcing of manufacturing strategy, reducing professional fees and discretionary expenditures, and negotiating favorable payment arrangements with suppliers and service providers.

To date, the Company has financed its operations primarily through public and private equity and debt financings. During July 2004, the Company reported a subsequent event wherein it drew the remaining $1 million of the credit line and increased the available line by $0.5 million, drawing that amount as well. The Company believes that it has sufficient funds to operate its business as identified herein and to meet its obligations through 2004, and into 2005, depending in part on operating results. The Company intends to look into augmenting its existing capital position.

Note 3 - Net Loss Per Share

Basic and diluted net loss per share is computed based on the weighted average number of common shares outstanding. Common shares issuable upon the exercise of options are not included in the per share calculations since the effect of their inclusion would be antidilutive.

Note 4 - Inventories

Inventories consisted of the following:

	June 30, 2004	December 31, 2003
Raw materials	$148,000	$357,000
Work in process	118,000	67,000
Finished product	521,000	254,000

	$787,000	$678,000

Cost of product sales for the six months ending June 30, 2004, and the twelve months ending December 31, 2003 include approximately $57,000 and $130,000, respectively, of costs in excess of the net realizable value of inventory.

Note 5 - Stock Options and Equity Transactions

On August 19, 1993, the Board of Directors adopted the 1993 Stock Option Plan (the “1993 Plan”) for employees, consultants, and directors who are not also employees of the Company (outside directors). This plan expired during 2003. At the 2003 annual meeting of shareholders held in December 2003, the Company’s shareholders approved a new 2003 Equity Incentive Plan (the “2003 Plan”) to take the place of the expiring 1993 Plan. Unissued options from the 1993 Plan were used to fund the 2003 Plan. The maximum number of shares issuable under these plans was 14,011,468.

The 2003 Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock and stock appreciation rights to employees, directors and consultants. The full Board and the Compensation Committee are authorized to make awards under the 2003 Plan, to determine the terms of those awards and to otherwise administer the 2003 Plan. A more extensive description of the 2003, as well as a copy of the 2003 Plan, are attached to the Company’s Proxy Statement filed on November 14, 2003.

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

On May 10, 1999, as described above, the Company re-priced certain stock options granted to employees and in accordance with US GAAP, at that time, the Company accounted for the re-priced stock options as “fixed”. As a result of adopting FIN 44, the Company is required to apply variable accounting to these options. If the market price of the Company’s common stock increases above the July 1, 2000 market price, the Company will have to recognize additional compensation expense equal to the increase in stock price multiplied by the number of re-priced options. No additional expense will be recognized if the stock does not exceed the July 1, 2000 value. However, the impact cannot be determined as it is dependent on the change in the market price of the common stock from July 1, 2000 until the stock options are exercised, forfeited, or expire unexercised. Because the stock price on June 30, 2004 was below that of July 1, 2000, no expense has been recognized during the period.

On February 5, 2001, the Company’s board of directors authorized the re-pricing of certain “out of the money” stock options granted to employees during the calendar year of 2000 to the closing share price on such date, or $1.9375 per share. This re-pricing causes these options to be subject to variable accounting as described in FIN 44. Because the stock price on June 30, 2004, was lower than the re-priced strike price no gain or loss was recognized during the period.

On April 1, 2002, the Company’s board of directors authorized the re-pricing of certain “out of the money” stock options granted to employees. A new strike price of $0.81 per share was established, provided the respective employees remain with the Company for at least six months following the re-pricing date. In addition, certain stock options granted to directors were repriced, with a new strike price of $1.00 per share. As the stock price on June 30, 2004 was lower than the re-priced strike price no gain or loss was recognized during the period.

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

On October 31, 2003, the Company’s board of directors authorized the re-pricing of certain “out of the money” stock options granted to directors. A new strike price of $0.24 per share was established. This price was based on the closing price of the Company’s common stock as reported on the American Stock Exchange on October 1, 2003. The closing price of the Company’s common stock on October 31, 2003 was $0.20 per share.

During 2004, the Company’s Board of Directors granted 3,800,000 new stock options under the 2003 Plan to the Company’s employees, including officers, and Directors. The majority of the grants to employees, including officers, were priced at 25% of the average closing price of the Company’s common stock as reported on the American Stock Exchange over ten trading days prior to the date of grant. Due to the resulting discount, $325,000 and $542,000 of compensation expense was recognized during the second quarter and first six months, respectively, of 2004.

Certain options granted prior to 2004 were deemed subject to variable accounting. As such, a charge of $418,000 was recognized during the fourth quarter 2003 to reflect the $0.55 closing price of the Company’s common stock as of December 31, 2003. Because the closing price of the Company’s common stock on March 31, 2004 was $0.44 per share, $168,000 of this amount was reversed during the first quarter 2004. Due to the closing price of the Company’s common stock on June 30, 2004 of $0.40 per share, an additional $61,000 of this amount was reversed during the second quarter 2004.

Note 6 – Debt and Financial Position

As of the reporting date, the Company had drawn $5 million of debt financing under a credit line, as described below. During October 2002, the Company entered into an Uncommitted Line of Credit with its two largest shareholders, an affiliate of Elliott Associates, L.P. (Manchester Securities Corporation) and Alexander Finance, L.P. This line provided up to $4 million to the Company. This line was uncommitted, such that each new borrowing under the facility would be subject to the approval of the lenders. Borrowings on this line bore an interest rate of 9.5% and are collateralized by all the assets of the Company. Outstanding loans under this agreement would be required to be repaid on a priority basis should the Company receive new funding from other sources. Additionally, the lenders were entitled to receive warrants to the extent funds were drawn down on the line. The warrants bore a strike price of $0.20 per share of common stock and were to expire on April 15, 2004. The credit line was to mature and be due, including accrued interest thereon, on March 31, 2004. Due to an agreement between the parties that did not provide warrants with respect to the then most recent borrowings, a maximum of 10 million warrants were issued as a result of this transaction. During February 2004, the warrant holders exercised all of their warrants, contributing $2 million to the Company in exchange for 10 million shares of common stock.

According to existing accounting pronouncements and SEC guidelines, the Company allocated the proceeds of these borrowings between their debt and equity components. As a result of these borrowings during 2002, the Company has recorded a non-cash charge of $1.2 million through the outstanding term of the warrants (fully exercised as of March 31, 2004). The final $250,000 of that amount was recorded during the quarter ended March 31, 2004.

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

During July 2004, and subsequent to the reporting period, the Company and its lenders agreed to increase the amount available under the credit line by $0.5 million, and for the Company to draw the remaining $1.5 million available under the credit line.

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

Stock expense for the first six months of 2004 and 2003, respectively, includes the result of options issued with an exercise price below the underlying stock’s market price. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement 123, Accounting for Stock-Based Compensation as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123, using the assumptions described in Note 5, to its stock-based employee plans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss, as reported	$1,287	$2,113	$3,245	$5,264
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	264	210	313	623
Less: Total stock-based employee compensation determined under fair value based method for awards granted, modified, or settled, net of related tax effects	385	595	528	1,494

Pro forma net loss	$1,408	$2,498	$3,460	$6,135

Loss per share:
Basic – as reported	$0.01	$0.02	$0.02	$0.04
Basic – pro forma	$0.01	$0.02	$0.02	$0.04
Diluted – as reported	$0.01	$0.02	$0.02	$0.04
Diluted – pro forma	$0.01	$0.02	$0.02	$0.04

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

Overview

The Company has shifted from manufacturing in-house to an outsourced manufacturing model. Its products are designed for efficient production in this manner, emphasizing solid-state electronics over mechanical devices with moving parts. The decrease in cost associated with these developments, coupled with enhanced product functionality, has allowed the Company to realize improved margins. Extensions of developed technology, based on substantial input from customers, have allowed the Company to launch the RF² product and consider additional solutions while controlling total R&D cost. The Company announced during the first six months of 2004 the resolution of the Laves litigation, the receipt of $2 million from the exercise of all outstanding warrants (which were related to the credit line), and the expansion of that credit line including the extension of its credit line debt maturity date from March and October 2004 to April 2005. Despite these improvements, the wireless telecommunications industry is highly competitive and subject to risks beyond the Company’s control that can negatively impact customer capital spending budgets and/or spending patterns. Despite cultivating more business opportunities during the first six months of 2004 than in the past and some improvement in the second quarter over the first quarter, total revenue from closed and shipped business was less than expected during the period. While the Company views the varied reasons for this difficulty to be temporary in nature, nonetheless, for these and other reasons the Company’s financial statements have been prepared assuming the Company will continue as a going concern.

Results of Operations

Three Months Ended June 30, 2004 and 2003

The Company’s net sales increased $507,000, or 151%, to $843,000 for the three months ended June 30, 2004 from $336,000 for the same period in 2003. This increase was due to the shipment of more ANF products during the second quarter of 2004 relative to the second quarter of 2003. The Company anticipates its unit volume and related revenue to increase during the third quarter of 2004 as compared to the third quarter of 2003, due to existing and/or anticipated customer orders.

Cost of sales increased by $127,000, or 38%, to $459,000 for the three months ended June 30, 2004 from $332,000 for the same period in 2003. The increase in cost of sales was due to the increase in sales volume, however, cost of sales as a percentage of revenue declined as a result of the more efficient allocation of fixed expenses and other efficiencies.

The Company’s research and development expenses decreased by $27,000, or 12%, to $207,000 for the three months ended June 30, 2004, from $234,000 for the same period in 2003. The Company has recently added personnel in this area and thus expects a modest increase in R&D expenses beginning in the third quarter 2004.

Selling and marketing expenses increased by $24,000, or 11%, to $250,000 for the three months ended June 30, 2004, from $226,000 for the same period in 2003. The Company has recently added personnel in this area as well and thus expects a modest increase in selling and marketing expenses in future periods.

General and administrative expenses decreased by $287,000, or 21%, to $1,084,000 for the three months ended June 30, 2004, from $1,371,000 for the same period in 2003. This decrease was attributable to an overall decrease in legal expenses incurred in the ongoing patent litigation as well as other cost control measures. This reduced litigation cost represents approximately $260,000 of the $287,000 decrease between these respective periods.

Six Months Ended June 30, 2004 and 2003

The Company’s net sales decreased $306,000, or 19%, to $1,265,000 for the six months ended June 30, 2004 from $1,571,000 for the same period in 2003. This decrease was due to relatively slower conversion of customer-requested quotations to shipped purchase orders to date in 2004. The Company anticipates its unit volume and related revenue during the full year 2004 to exceed related figures during 2003 due to existing and/or anticipated customer orders.

Cost of sales decreased by $195,000, or 20%, to $767,000 for the six months ended June 30, 2004 from $962,000 for the same period in 2003. The decrease in cost of sales was due to the decrease in sales volume.

The Company’s research and development expenses decreased by $83,000, or 16%, to $441,000 for the six months ended June 30, 2004, from $524,000 for the same period in 2003. The implementation of a number of cost control measures were the primary reasons for this reduction. R&D expenses for the remainder of 2004 are expected to increase slightly due to the addition of personnel in this area.

Selling and marketing expenses decreased by $25,000, or 5%, to $474,000 for the six months ended June 30, 2004, from $499,000 for the same period in 2003. It is expected that future costs for the remainder of 2004 will be higher than related periods of 2003 due to an increase in activities and the addition of personnel.

General and administrative expenses decreased by $1,982,000, or 46%, to $2,318,000 for the six months ended June 30, 2004, from $4,300,000 for the same period in 2003. This decrease was attributable to an overall decrease in legal expenses incurred in the ongoing patent litigation as well as other cost control measures. This reduced litigation cost represents approximately $1.5 million of the $2 million decrease between these respective periods.

Liquidity and Capital Resources

At June 30, 2004, the Company’s cash and cash equivalents were $302,000, a decrease of $44,000 from the balance at December 31, 2003 of $346,000.

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

To date, the Company has financed its operations primarily through public and private equity and debt financings. During July 2004, the Company reported a subsequent event wherein it drew the remaining $1 million of the credit line and increased the available line by $0.5 million, drawing that amount as well. The Company believes that it has sufficient funds to operate its business as identified herein and to meet its obligations through 2004, and into 2005, depending in part on operating results. The Company intends to look into augmenting its existing capital position.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company does not have any material market risk sensitive instruments.

Item 4. Controls and Procedures.

(a)	An evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2004. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms.

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

During September 2003, the Company filed an appeal of this verdict requesting the reinstatement of its patent and the rights inherent within that patent, and Superconductor Technologies, Inc. filed a cross-appeal requesting reinstatement of the jury award and attorney’s fees. This process is ongoing. As of the date of this filing each party has filed briefs with the court and additional filings and an appearance in front of a three-judge panel are scheduled.

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

Item 6. Exhibits and Reports on Form 8-K. –

(a) Exhibits: A list of exhibits is set forth in the Exhibit Index found on page 12 of this report.

(b) Reports on Form 8-K:

On July 23, 2004, the Company announced an increase in the amount of available funds under its credit facility by $500,000 and that the Company drew all of the remaining $1,500,000 financing.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of August 2004.

ISCO International, Inc.

By:	/s/ Amr Abdelmonem
Dr. Amr Abdelmonem
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Frank Cesario
Frank Cesario
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1	Second Amended and Restated Loan Agreement dated July 23, 2004 by and among Manchester Securities Corporation, Alexander Finance, L.P., and ISCO International, Inc., incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed July 28, 2004.

10.2	Second Amended and Restated Security Agreement dated July 23, 2004 by and among ISCO International, Inc., Spectral Solutions, Inc., Illinois Superconductor Canada Corporation, Manchester Securities Corporation and Alexander Finance, L.P., incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed July 28, 2004.

10.3	Secured 14% Grid Note dated July 23, 2004 between ISCO International, Inc. and Alexander Finance, L.P. in the principal amount of $386,900, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed July 28, 2004.

10.4	Secured 14% Grid Note dated July 23, 2004 between ISCO International, Inc. and Manchester Securities Corporation in the principal amount of $118,100, incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed July 28, 2004.

10.5	Second Amended and Restated Guaranty of Spectral Solutions, Inc. dated July 23, 2004, incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed July 28, 2004.

10.6	Second Amended and Restated Guaranty of Illinois Superconductor Canada Corporation, Inc. dated July 23, 2004, incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed July 28, 2004.

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002