Form 10-Q
period 2004-09-30
ISCO INTERNATIONAL INC
filed 2004-11-15
CIK 888693

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2004.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from              to

Commission file number 000-22302

ISCO INTERNATIONAL, INC.

(Name of Registrant as Specified in Its Charter)

Delaware	36-3688459
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1001 Cambridge Drive, Elk Grove Village, Illinois	60007
(Address of Principal Executive Offices)	(Zip Code)

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

Indicated by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2004
Common Stock, par value $0.001 per share Preferred Stock Purchase Rights	160,428,260

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ISCO INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2004	December 31, 2003
	(unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$653,476	$346,409
Inventories	838,881	678,361
Accounts receivable, net	538,109	1,169,711
Prepaid expenses, settlement receivable, and other	148,465	321,147

Total current assets	2,178,931	2,515,628

Property and equipment:
Property and equipment	8,936,871	8,957,866
Less: accumulated depreciation	(8,785,324)	(8,256,489)

Net property and equipment	151,547	701,377

Restricted certificates of deposit	290,527	40,527
Intangible assets, net	14,454,214	14,465,503

Total assets	$17,075,219	$17,723,035

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$144,919	$243,647
Accrued liabilities	1,643,315	1,536,141
Current debt	6,500,000	—

Total current liabilities	8,288,234	1,779,788

Other long-term debt, less current portion	—	5,000,000

Stockholders’ equity:
Preferred stock; 300,000 shares authorized; No shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	—	—
Common stock ($.001 par value); 250,000,000 shares authorized; 160,428,260 and 150,149,927 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	160,428	150,150
Additional paid-in capital (net of unearned compensation)	163,681,105	160,889,202

Accumulated deficit	(155,054,548)	(150,096,105)

Total stockholders’ equity	8,786,985	10,943,247

Total liabilities and stockholders’ equity	$17,075,219	$17,723,035

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

ISCO INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net sales	$706,600	$377,500	$1,971,850	$1,948,952

Costs and expenses:
Cost of sales	464,189	297,995	1,231,331	1,259,942
Research and development	319,581	232,281	760,827	756,293
Selling and marketing	330,067	214,246	803,818	713,545
General and administrative	1,045,932	904,395	3,363,852	5,204,238

Total costs and expenses	2,159,770	1,648,917	6,159,829	7,934,018

Operating loss	(1,453,170)	(1,271,417)	(4,187,979)	(5,985,066)

Other income (expense):
Interest income	2,442	940	5,665	4,104
Non-cash interest expense	—	(217,239)	(250,297)	(644,632)
Other Interest expense	(262,943)	(85,481)	(525,832)	(211,884)

Other income (expense), net	(260,501)	(301,780)	(770,464)	(852,412)

Net loss	$(1,713,671)	$(1,573,197)	$(4,958,443)	$(6,837,478)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.03)	$(0.05)

Weighted average number of common shares outstanding	160,428,260	147,986,340	158,369,510	147,972,619

See the accompanying Notes which are an integral part of the Condensed Consolidated Financial Statements.

ISCO INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Nine Months ended September 30, 2004

(UNAUDITED)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Number of Shares	Amount
Balance at December 31, 2003	150,149,927	$150,150	$160,889,202	$(150,096,105)	$10,943,247

Exercise of Stock Options	278,333	278	41,539	—	41,817
Exercise of Warrants	10,000,000	10,000	1,990,000		2,000,000
Compensation Expense for Discount on Employee Stock Options / Variable Accounting for Stock Options	—	—	510,067	—	510,067
Non-cash Warrant Expense			250,297		250,297
Net Loss	—	—	—	(4,958,443)	(4,958,443)

Balance at September 30, 2004	160,428,260	$160,428	$163,681,105	$(155,054,548)	$8,786,985

See the accompanying Notes which are an integral part of the Condensed Consolidated Financial Statements.

ISCO INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2004	2003
Operating Activities:
Net loss	$(4,958,443)	$(6,837,478)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization, excluding goodwill	574,863	628,496
Non-cash warrant expense	250,297	644,632
Non-cash compensation expense	510,068	712,086
Changes in operating assets and liabilities	652,209	2,980,040

Net cash used in operating activities	(2,971,006)	(1,872,224)

Investing Activities:
Decrease / (Increase) in restricted certificates of deposit	(250,000)	23,409
Payment of patent costs	(34,740)	(73,114)
Proceeds of sale of property and equipment	55,153	—
Acquisition of property and equipment	(34,158)	(2,956)

Net cash used in investing activities	(263,744)	(52,661)

Financing Activities:
Exercise of Warrants	2,000,000	—
Credit Line Proceeds	1,500,000	2,000,000
Exercise of stock options	41,817	16,500
Payments on other long-term debt	—	—

Net cash provided by financing activities	3,541,817	2,016,500

Increase/(Decrease) in cash and cash equivalents	307,067	91,615
Cash and cash equivalents at beginning of period	346,409	216,119

Cash and cash equivalents at end of period	$653,476	$307,734

See the accompanying Notes which are an integral part of the Condensed Consolidated Financial Statements.

ISCO INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 - Basis of Presentation

The condensed consolidated financial statements include the accounts of ISCO International, Inc. and its wholly owned subsidiaries, Spectral Solutions, Inc. and Illinois Superconductor Canada Corporation (collectively referred to as the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying interim unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of results for the interim periods have been included. These interim financial statements and notes included herein should be read in conjunction with the Company’s audited financial statements and notes therein for the year ended December 31, 2003 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”). The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2004.

Note 2. Realization of Assets

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses from operations in recent years, and, although reduced, such losses have continued through the (unaudited) period ended September 30, 2004. In addition, the Company has used, rather than provided, cash in its operations.

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

The Company has incurred, and continues to incur, losses from operations. For the years ended December 31, 2003, 2002, and 2001, the Company incurred net losses of $7,156,075, $13,077,832, and $28,189,603, respectively. The Company incurred an additional net loss of $1,713,671 during the third quarter 2004, and $4,958,443 during the nine months ended September 30, 2004. During the past two years, the Company implemented strategies to reduce its cash used in operating activities. The Company’s strategy included the consolidation of its manufacturing and research and development facilities and a targeted reduction of the employee workforce, increasing the efficiency of the Company’s processes, focusing development efforts on products with a greater probability of commercial sales, expanding its outsourcing of manufacturing strategy, reducing professional fees and discretionary expenditures, and negotiating favorable payment arrangements with suppliers and service providers.

To date, the Company has financed its operations primarily through public and private equity and debt financings. During July 2004, the Company reported it drew the remaining $1 million of the credit line and increased the available line by $0.5 million, drawing that amount as well. Subsequent to the reporting date, during November 2004, the Company and its lenders agreed to increase the credit line by another $2 million, $1 million of which was drawn immediately and the other $1 million available at the discretion of the lenders. The Company believes that it has sufficient funds to operate its business as identified herein and to meet its obligations through 2004, and into 2005, depending in part on operating results. The Company intends to look into augmenting its existing capital position.

Note 3 - Net Loss Per Share

Basic and diluted net loss per share is computed based on the weighted average number of common shares outstanding. Common shares issuable upon the exercise of options are not included in the per share calculations since the effect of their inclusion would be antidilutive.

Note 4 - Inventories

Inventories consisted of the following:

	September 30, 2004	December 31, 2003
Raw Materials	$297,000	$357,000
Work in process	54,000	67,000
Finished product	488,000	254,000

	$839,000	$678,000

Cost of product sales for the nine months ending September 30, 2004, and the twelve months ending December 31, 2003 include approximately $57,000 and $130,000, respectively, of costs in excess of the net realizable value of inventory.

Note 5 - Stock Options and Equity Transactions

On August 19, 1993, the Board of Directors adopted the 1993 Stock Option Plan (the “1993 Plan”) for employees, consultants, and directors who are not also employees of the Company (outside directors). This plan reached its ten-year expiration during 2003. During the 2003 annual meeting of shareholders, the Company’s shareholders approved a new 2003 Equity Incentive Plan to take the place of the expiring 1993 Plan (the “2003 Plan”). Unissued options from the 1993 Plan were used to fund the 2003 Plan. The maximum number of shares issuable under these plans was 14,011,468. These plans may be described generally as the “Plan”.

For employees and consultants, the Plan provides for granting of Incentive Stock Options (ISOs) and Nonstatutory Stock Options (NSOs). In the case of ISOs, the exercise price shall not be less than 100% (110% in certain cases) of the fair value of the Company’s common stock, as determined by the Compensation Committee or full Board as appropriate (the “Committee”), on the date of grant. In the case of NSOs, the exercise price shall be determined by the Committee, on the date of grant. The term of options granted to employees and consultants will be for a period not to exceed 10 years (five years in certain cases). Options granted under the Plan default to vest over a four-year period (one-fourth of options granted vest after one year from the grant date and the remaining options vest ratably each month thereafter), but the vesting period is determined by the Committee. In addition, the Committee may authorize option grants with vesting provisions that are not based solely on employees’ rendering of additional service to the Company.

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

On May 10, 1999, as described above, the Company re-priced certain stock options granted to employees and in accordance with US GAAP, at that time, the Company accounted for the re-priced stock options as “fixed”. As a result of adopting FIN 44, the Company is required to apply variable accounting to these options. If the market price of the Company’s common stock increases above the July 1, 2000 market price, the Company will have to recognize additional compensation expense equal to the increase in stock price multiplied by the number of re-priced options. No additional expense will be recognized if the stock does not exceed the July 1, 2000 value. However, the impact cannot be determined as it is dependent on the change in the market price of the common stock from July 1, 2000 until the stock options are exercised, forfeited, or expire unexercised. Because the stock price on September 30, 2004 was below that of July 1, 2000, no expense has been recognized during the period.

On February 5, 2001, the Company’s board of directors authorized the re-pricing of certain “out of the money” stock options granted to employees during the calendar year of 2000 to the closing share price on such date, or $1.9375 per share. This re-pricing causes these options to be subject to variable accounting as described in FIN 44. Because the stock price on September 30, 2004, was lower than the re-priced strike price no gain or loss was recognized during the period.

On April 1, 2002, the Company’s board of directors authorized the re-pricing of certain “out of the money” stock options granted to employees. A new strike price of $0.81 per share was established, provided the respective employees remain with the Company for at least six months following the re-pricing date. In addition, certain stock options granted to directors were repriced, with a new strike price of $1.00 per share. As the stock price on September 30, 2004 was lower than the re-priced strike price no gain or loss was recognized during the period.

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

On October 31, 2003, the Company’s board of directors authorized the re-pricing of certain “out of the money” stock options granted to non-employee directors. A new strike price of $0.24 per share was established. This price was based on the closing price of the Company’s common stock as reported on the American Stock Exchange on October 1, 2003. The closing price of the Company’s common stock on October 31, 2003 was $0.20 per share.

During 2004, the Company’s board of directors granted 3,975,000 new stock options to the Company’s employees, including officers, and directors. The majority of the grants to employees, including officers, were priced at 25% of the average closing price of the Company’s common stock as reported on the American Stock Exchange over ten trading days prior to the date of grant. Due to the resulting discount, $325,000 and $867,000 of compensation expense was recognized during the third quarter and first nine months, respectively, of 2004.

Certain options granted prior to 2004 were deemed subject to variable accounting. As such, a charge of $418,000 was recognized during the fourth quarter 2003 to reflect the $0.55 closing price of the Company’s common stock as of December 31, 2003. Because the closing price of the Company’s common stock on March 31, 2004 was $0.44 per share, $168,000 of this amount was reversed during the first quarter 2004. Due to the closing price of the Company’s common stock on June 30, 2004 of $0.40 per share, an additional $61,000 of this amount was reversed during the second quarter 2004. Because the closing price of the Company’s common stock on September 30, 2004 was $0.28 per share, an additional $128,000 of the original charge was reversed during the third quarter 2004. During July 2003, the board of directors cancelled approximately 2.8 million outstanding options held by certain Company employees, including officers.

Note 6 – Debt and Financial Position

As of the reporting date, the Company had drawn $6.5 million of debt financing under a credit line, as described below. During October 2002, the Company entered into an Uncommitted Line of Credit with its two largest shareholders, an affiliate of Elliott Associates, L.P. (Manchester Securities Corporation) and Alexander Finance, L.P. This line originally provided up to $4 million to the Company. This line was uncommitted, such that each new borrowing under the facility would be subject to the approval of the lenders. Borrowings on this line bore an interest rate of 9.5% and are collateralized by all the assets of the Company. Outstanding loans under this agreement would be required to be repaid on a priority basis should the Company receive new funding from other sources. Additionally, the lenders were entitled to receive warrants to the extent funds were drawn down on the line. The warrants bore a strike price of $0.20 per share of common stock and were to expire on April 15, 2004. The credit line was to mature and be due, including accrued interest thereon, on March 31, 2004. Due to an agreement between the parties that did not provide warrants with respect to the most recent borrowings, a maximum of 10 million warrants were issued as a result of this transaction. During February 2004, the warrant holders exercised all of their warrants, contributing $2 million to the Company in exchange for 10 million shares of common stock.

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

During July 2004, the Company and its lenders agreed to increase the amount available under the credit line by $0.5 million, and for the Company to draw the remaining $1.5 million available under the credit line. Subsequent to the reporting date, during November 2004, the Company and its lenders agreed to increase the credit line by another $2 million, $1 million of which was drawn immediately and the other $1 million available at the discretion of the lenders.

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

Stock expense for the first nine months of 2004 and 2003, respectively, includes the result of options issued with an exercise price below the underlying stock’s market price. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement 123, Accounting for Stock-Based Compensation as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123, using the assumptions described in Note 5, to its stock-based employee plans:

($000’s)	Three Months Ended September 30,
	2004	2003
Net loss, as reported	$1,714	$1,573
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	197	89
Less: Total stock-based employee compensation determined under fair value based method for awards granted, modified, or settled, net of related tax effects	315	19

Pro forma net loss	$1,832	$1,503

Loss per share:
Basic – as reported	$0.01	$0.01
Basic – pro forma	$0.01	$0.01
Diluted – as reported	$0.01	$0.01
Diluted – pro forma	$0.01	$0.01

(. $000’s)	Nine Months Ended September 30,
	2004	2003
Net loss, as reported	$4,958	$6,837
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	510	712
Less: Total stock-based employee compensation determined under fair value based method for awards granted, modified, or settled, net of related tax effects	709	1,513

Pro forma net loss	$5,157	$7,638

Loss per share:
Basic – as reported	$0.03	$0.05
Basic – pro forma	$0.03	$0.05
Diluted – as reported	$0.03	$0.05
Diluted – pro forma	$0.03	$0.05

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

The Company provides a wide array of solutions to primarily optimize the reverse link for the wireless telecommunications industry. Reverse link is the signal from the mobile device to the base station. Reverse link problems often lead to dropped calls, ineffective attempts, high mobile transmit power, capacity reduction and coverage “dead zone” areas. The Company solves these problems utilizing its adaptive notch filter (“ANF”™) technology, its value-leading Reverse link Radio Frequency Fidelity (“RF²”™) technology, and a variety of other products and services.

The continuing development of, and expansion in, sales of the Company’s RF product lines, as well as the continued defense of its intellectual property, may require a commitment of funds to undertake product line development and potentially the expansion of manufacturing capabilities and to market and sell its RF front-end products. The actual amount of the Company’s future funding requirements will depend on many factors, including: the amount and timing of future revenues, the level of product marketing and sales efforts to support the Company’s commercialization plans, the magnitude of its research and product development programs, the ability of the Company to improve or maintain product margins, the potential cost of additional plant and equipment for manufacturing and the costs involved in protecting the Company’s patents or other intellectual property.

The Company was founded in 1989 by ARCH Development Corporation, an affiliate of the University of Chicago, to commercialize superconductor technologies initially developed by Argonne National Laboratory. The Company was incorporated in Illinois on October 18, 1989 and reincorporated in Delaware on September 24, 1993. Its facilities and principal executive offices are located at 1001 Cambridge Drive, Elk Grove Village, Illinois 60007 and telephone number is (847) 391-9400.

Overview

The Company has shifted from manufacturing in-house to an outsourced manufacturing model. Its products are designed for efficient production in this manner, emphasizing solid-state electronics over mechanical devices with moving parts. The decrease in cost associated with these developments, coupled with enhanced product functionality, has allowed the Company to realize improved margins. Extensions of developed technology, based on substantial input from customers, have allowed the Company to launch the RF² product family and consider additional solutions while controlling total Research and Development (“R&D”) cost. The Company announced during the first nine months of 2004 the resolution of the Laves litigation, the receipt of $2 million from the exercise of all outstanding warrants (which were related to the credit line), and the expansion of that credit line including the extension of its credit line debt maturity date from March and October 2004 to April 2005. Despite these improvements, the wireless telecommunications industry is subject to risks beyond the Company’s control that can negatively impact customer capital spending budgets and/or spending patterns. Despite cultivating more business opportunities during the first nine months of 2004 than in the past and some improvement in results during the course of the year, total revenue from closed and shipped business was less than expected during the period. While the Company views the varied reasons for this difficulty to be temporary in nature, nonetheless, for these and other reasons the Company’s financial statements have been prepared assuming the Company will continue as a going concern.

Results of Operations

Three Months Ended September 30, 2004 and 2003

The Company’s net sales increased by $329,000, or 87%, to $707,000 for the three months ended September 30, 2004 from $378,000 for the same period in 2003. This increase was due to increased sales of the Company’s RF² product family. The Company anticipates receipt of customer orders to increase over these levels during the fourth quarter of 2004 and beyond due to the expansion of its solutions portfolio and a number of industry developments, including the build-out of high speed data networks.

Cost of sales increased by $166,000, or 56%, to $464,000 for the three months ended September 30, 2004 from $298,000 for the same period in 2003. The increase in cost of sales was due primarily to the increase in sales volume.

The Company’s R&D expenses increased by $88,000, or 38%, to $320,000 for the three months ended September 30, 2004, from $232,000 for the same period in 2003. The recent addition of personnel and resources in this area to enhance the Company’s portfolio of solutions has caused an increase in R&D expense as compared to the first six months of 2004.

Selling and marketing expenses increased by $116,000, or 54%, to $330,000 for the three months ended September 30, 2004, from $214,000 for the same period in 2003. This increase was due to the recent addition of personnel and resources in this area.

General and administrative expenses increased by $142,000, or 16%, to $1,046,000 for the three months ended September 30, 2004, from $904,000 for the same period in 2003. This increase was attributable to an increase in non-cash compensation expense and the timing of legal expenses with respect to the patent litigation appeal with Superconductor Technologies, Inc.

Nine Months Ended September 30, 2004 and 2003

The Company’s net sales increased $23,000, or 1%, to $1,972,000 for the nine months ended September 30, 2004 from $1,949,000 for the same period in 2003. This increase was due to increased sales of the Company’s RF² product family during 2004. The Company expects the receipt of customer purchase orders to increase during the fourth quarter 2004 and beyond due to the expansion of its solutions portfolio and a number of industry developments, including the build-out of high speed data networks.

Cost of sales decreased by $29,000, or 2%, to $1,231,000 for the nine months ended September 30, 2004 from $1,260,000 for the same period in 2003. The decrease in cost of sales was due to the continuation of the Company’s outsourced manufacturing program and other cost control measures adopted during the previous year.

The Company’s R&D expenses increased by $5,000, or 1%, to $761,000 for the nine months ended September 30, 2004, from $756,000 for the same period in 2003. The Company expects full year R&D expenses to be slightly higher than the prior year due to resource additions to enhance the Company’s portfolio of solutions during 2004 .

Selling and marketing expenses increased by $90,000, or 13%, to $804,000 for the nine months ended September 30, 2004, from $714,000 for the same period in 2003. This increase was due to 2004 additions to personnel and activities. The Company expects full year selling and marketing costs to be higher than the prior year for the same reason.

General and administrative expenses decreased by $1,840,000, or 35%, to $3,364,000 for the nine months ended September 30, 2004, from $5,204,000 for the same period in 2003. This decrease was attributable largely to a reduction in legal expenses related to the patent litigation with Superconductor Technologies, Inc., and also to a decrease in expenses due to cost management programs.

Liquidity and Capital Resources

At September 30, 2004, the Company’s cash and cash equivalents were $653,000, an increase of $307,000 from the balance at December 31, 2003 of $346,000. This increase was due to the timing of cash flows and various expenses offset by the draw of $1.5 million on the Company’s credit line during July 2004 and the exercise of $2 million in warrants during February 2004.

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

To date, the Company has financed its operations primarily through public and private equity and debt financings. During July 2004, the Company reported it drew the remaining $1 million of the credit line and increased the available line by $0.5 million, drawing that amount as well. Subsequent to the reporting date, during November 2004, the Company and its lenders agreed to increase the credit line by another $2 million, $1 million of which was drawn immediately and the other $1 million available at the discretion of the lenders. The Company believes that it has sufficient funds to operate its business as identified herein and to meet its obligations through 2004, and into 2005, depending in part on operating results. The Company intends to look into augmenting its existing capital position.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company does not have any material market risk sensitive instruments.

Item 4. Controls and Procedures.

(a) An evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2004. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms.

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

As of the date of this filing each party has filed briefs with the court and an appearance in front of a three-judge panel is scheduled for December 6, 2004.

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

Item 6. Exhibits.

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of November, 2004.

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