Form 10-K/A
period 2004-12-31
ISCO INTERNATIONAL INC
filed 2005-05-04
CIK 888693

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the “Annual Report”) filed with the Securities and Exchange Commission on March 31, 2005 is being filed to:

1. correct certain typographical errors in the Registrant’s Balance Sheet on page 29 of the Annual Report, such corrections having no effect on total liabilities, equity, or assets in the Balance Sheet or elsewhere in the Annual Report;

2. make certain technical corrections to the description of the FASB’s SFAS No. 123 (revised 2004) on pages 37-38 of the Annual Report; and

3. delete a reference to a management bonus pool authorized by the Registrant’s Board of Directors in December 2002 described in Item 11 on page 54 of the Annual Report that was applicable solely to fiscal year 2003 and thus is no longer being implemented by the Registrant.

As a result of these amendments, the certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, filed as exhibits to the original filing, have been re-executed and re-filed as of the date of this Form 10-K/A. In addition, the independent registered public accounting firm has provided an updated consent, also filed as an exhibit. All other items of the Annual Report, are refilled herein for the convenience of reference. No other items of the Annual Report are being amended and this Amendment No. 1 does not reflect any events occurring after the filing on March 31, 2005 of the original Annual Report, except for the amendments described above.

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

Grant Thornton LLP

Chicago, Illinois

January 30, 2005

(except Notes 8 and 12 for which the date is February 24, 2005)

ISCO INTERNATIONAL

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$402,391	$346,409
Inventories	969,048	678,361
Accounts receivable, net of allowance for doubtful accounts of none and $4,000 at December 31, 2004 and 2003, respectively	122,460	1,169,711
Prepaid expenses and other	594,488	321,147

Total current assets	2,088,387	2,515,628
Property and equipment:
Property and Equipment	824,238	8,957,866
Less: Accumulated depreciation	638,968	8,256,489

	185,270	701,377
Restricted certificates of deposit	291,027	40,527
Goodwill	13,370,000	13,370,000
Intangible assets, net	1,051,320	1,095,503

Total assets	$16,986,004	$17,723,035

	December 31,
	2004	2003
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$202,613	$243,647
Employee-related accrued liabilities	112,393	84,157
Accrued professional services	431,491	448,725
Other Accrued liabilities	348,964	638,259
Total current liabilities	1,095,461	1,414,788
Notes and related accrued interest with related parties	8,642,908	5,365,000
Stockholders’ equity:
Preferred Stock; 300,000 shares authorized; No shares issued and outstanding at December 31, 2004 and 2003, respectively
Common stock ($.001 par value); 250,000,000 and 250,000,000 shares authorized and 161,213,703 and 150,149,927 shares issued and outstanding at December 31, 2004 and 2003, respectively	161,214	150,150
Additional paid-in capital (net of unearned comp.)	164,149,827	160,889,202
Accumulated deficit	(157,063,406)	(150,096,105)

Total stockholders’ equity	7,247,635	10,943,247

Total liabilities and stockholders’ equity	$16,986,004	$17,723,035

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

SFAS No. 123(R) replaces FASB Statement No. 123 (SFAS No. 123), “Accounting for Share-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The provisions of SFAS No. 123(R) are required to be applied by public companies that do not file as small business issuers, as of the first interim or annual reporting period that begins after June 15, 2005, and all other public companies as of the first interim or annual reporting period that begins after December 15, 2005.

On April 14, 2005, the SEC adopted a new rule amending the effective date for Statement 123(R). The amended rule allows registrants to implement Statement 123(R) as of the first annual period beginning after June 15, 2005, which is January 1, 2006 for the Company.

        The Company intends to continue applying APB Opinion No. 25 to equity-based compensation awards until the effective date of SFAS No. 123(R). At the effective date of SFAS No. 123(R), the Company expects to use the modified prospective application transition method without restatement of prior interim periods in the year of adoption. This will result in the Company recognizing compensation cost based on the requirements of SFAS No. 123(R) for all equity-based compensation awards issued after the effective date of this statement with respect to the Company. For all equity-based compensation awards that are unvested as of that date, compensation cost will be recognized for the unamortized portion of compensation cost not previously included in the SFAS No. 123 pro forma footnote disclosure. The Company is currently evaluating the impact that adoption of SFAS No. 123(R) may have on its results of operations or financial position and expects that the adoption may or may not have a material effect on the Company’s results of operations depending on the level and form of future equity-based compensation awards issued.

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

Item 9B. Other Information

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

Item 14. Principal Accounting Fees and Services

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K/A:

1. The following financial statements of the Company, with the report of independent auditors, are filed as part of this Form 10-K/A:

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

Consolidated Statements of Operations for the Years Ended December 31, 2004, 2003, and 2002

Consolidated Statements of Stockholders’ Equity (Net Capital Deficiency) for the Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003, and 2002

Notes to Consolidated Financial Statements

2. The following financial statement schedules of the Company are filed as part of this Form 10-K/A:

All financial schedules are omitted because such schedules are not required or the information required has been presented in the aforementioned financial statements.

3. Exhibits are listed in the Exhibit Index to this Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized, on the 4th day of May, 2005. Filing deadline moved up because of leap year.

ISCO INTERNATIONAL

By:	/s/ JOHN THODE
John Thode
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 4th day of May, 2005.

Signature	Title
/s/ JOHN THODE John Thode	Chief Executive Officer and Director (Principal Executive Officer and Director)

/s/ FRANK CESARIO Frank Cesario	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ STUART CHASE Stuart Chase Van Wagenen	Director and Chairman of the Board

/s/ GEORGE CALHOUN George Calhoun	Director

/s/ AMR ABDELMONEM Amr Abdelmonem	Director and Chief Technology Officer

/s/ MICHAEL FENGER Michael Fenger	Director

/s/ JAMES FUENTES James Fuentes	Director

/s/ RALPH PINI Ralph Pini	Director

/s/ TOM POWERS Tom Powers	Director

ISCO INTERNATIONAL

EXHIBIT INDEX

Exhibit Number		Description of Exhibits
3.1		Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-3/A, filed with the Securities and Exchange Commission (“SEC”) on August 13, 1998, Registration No. 333-56601 (the “August 1998 S-3”).

3.2		By-Laws of the Company, incorporated by reference to Exhibit 3.2 to Amendment No. 3 to the Company’s Registration Statement on Form S-1, filed with the SEC on October 26, 1993, Registration No. 33-67756 (the “IPO Registration Statement”).

3.3		Certificate of Amendment of Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.3 to the IPO Registration Statement.

3.4		Certificate of Amendment of Certificate of Incorporation of the Company, incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3/A, filed with the SEC on July 1, 1999, Registration No. 333-77337.

3.5		Certificate of Amendment of Certificate of Incorporation of the Company filed July 18, 2000, incorporated by reference to the Company’s registration statement on Form S-8 filed August 7, 2000 (the August 2000 S-8”).

3.6		Certificate of Amendment to Certificate of Incorporation filed with the Secretary of State of the State of Delaware on June 25, 2001, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 27, 2001.

3.7		Certificate of Amendment to Certificate of Incorporation filed with the Secretary of State of the State of Delaware on December 16, 2004, incorporated by reference to Exhibit 3.7 to the Company’s Annual Report on Form 10-K filed on March 31, 2005 (the “2004 10-K”).

4.1		Specimen stock certificate representing Common Stock, incorporated by reference to Exhibit 4.1 to the IPO Registration Statement.

4.2		Rights Agreement dated as of February 9, 1996 between the Company and LaSalle National Trust, N.A., incorporated by reference to the Exhibit to the Company’s Registration Statement on Form 8-A, filed with the SEC on February 12, 1996.

4.3		The SSI Replacement Nonqualified Stock Option Plan, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, filed with the SEC on November 3, 2000, Registration No. 333-49268.*

4.4		Amendment No. 1 to the Rights Agreement between ISCO International, Inc. (formerly Illinois Superconductor Corporation) and LaSalle National Trust Association (formerly known as LaSalle National Trust Company) dated as of February 9, 1996, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 22, 2002.

10.1	*	Form of Amended and Restated Director Indemnification Agreement, incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998.

10.2		Public Law Agreement dated February 2, 1990 between Illinois Department of Commerce and Community Affairs and the Company, incorporated by reference to Exhibit 10.5 to the IPO Registration Statement.

10.3		Public Law Agreement dated December 30, 1991 between Illinois Department of Commerce and Community Affairs and the Company, amended as of June 30, 1992, incorporated by reference to Exhibit 10.6 to the IPO Registration Statement.

10.4		Subcontract and Cooperative Development Agreement dated as of June 1, 1993 between American Telephone and Telegraph Company and the Company, incorporated by reference to Exhibit 10.9 to the IPO Registration Statement.

10.5		Intellectual Property Agreement dated as of June 1, 1993 between American Telephone and Telegraph Company and the Company, incorporated by reference to Exhibit 10.10 to the IPO Registration Statement.

10.6		License Agreement dated January 31, 1990 between the Company and Northwestern University, incorporated by reference to Exhibit 10.13 to the IPO Registration Statement.

10.7		License Agreement dated February 2, 1990 between the Company and ARCH Development Corporation, incorporated by reference to Exhibit 10.14 to the IPO Registration Statement.

10.8		License Agreement dated August 9, 1991 between the Company and ARCH Development Corporation, incorporated by reference to Exhibit 10.15 to the IPO Registration Statement.

10.9		License Agreement dated October 11, 1991 between the Company and ARCH Development Corporation, incorporated by reference to Exhibit 10.16 to the IPO Registration Statement.

10.10		Public Law Agreement dated August 18, 1993 between Illinois Department of Commerce and Community Affairs and the Company, incorporated by reference to Exhibit 10.17 to the IPO Registration Statement.

10.11	*	Form of Officer Indemnification Agreement incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

10.12		Escrow Agreement dated August 8, 2000 among the Company, Russell Scott, III, as stockholder representative, and American National Bank and Trust Company, as escrow agent, incorporated by reference to Exhibit 10.25 to the Company’s registration statement on Form S-2 filed September 7, 2000, Registration No. 333-45406 (the “September S-2”).

10.13	*	Employment Agreement with Amr Abdelmonem dated January 1, 2001, incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-3 filed on April 20, 2001.

10.14		ISCO International, Inc. Amended and Restated 1993 Stock Option Plan, incorporated by reference to Appendix C and D of the Company’s Definitive Proxy materials filed on May 22, 2001.

10.15		Secured 9½% Grid Note dated October 23, 2002 between ISCO International, Inc. and Alexander Finance L.P. in the principal amount of $1,752,400, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 24, 2002.

10.16		Secured 9½% Grid Note dated October 23, 2002 between ISCO International, Inc. and Manchester Securities Corporation in the principal amount of $2,247,600, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 24, 2002.

10.17		Registration Rights Agreement dated October 23, 2002 between ISCO International, Inc. Manchester Securities Corporation, and Alexander Finance L.P., incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on October 24, 2002.

10.18		ISCO International, Inc. 2003 Equity Incentive Plan incorporated by reference to the Appendix A to the Company’s Proxy Statement filed on November 14, 2003.

10.19		Secured 14% Grid Note dated October 24, 2003 between ISCO International, Inc. and Alexander Finance, L.P. in the principal amount of $876,200, incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on October 27, 2003.

10.20		Secured 14% Grid Note dated October 24, 2003 between ISCO International, Inc. and Manchester Securities Corporation in the principal amount of $1,123,800, incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on October 27, 2003.

10.21		Secured 14% Grid Note dated July 23, 2004 between ISCO International, Inc. and Alexander Finance, L.P. in the principal amount of $386,900, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 28, 2004.

10.22		Secured 14% Grid Note dated July 23, 2004 between ISCO International, Inc. and Manchester Securities Corporation in the principal amount of $113,100, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 28, 2004.

10.23		Stock Purchase Agreement dated December 15, 2003 between ISCO International, Inc. and Morgan & Finnegan, L.L.P., incorporated by reference to Exhibit 10.1 to the Company’s Current Report of Form 8-K filed on December 16, 2003.

10.24		Office/Service Center Lease Agreement dated July 20, 2004 between ISCO International, Inc. and D&K Elk Grove Industrial II, LLC, incorporated by reference to Exhibit 10.24 to the 2004 10-K.

10.25		Third Amended and Restated Loan Agreement dated November 10, 2004 between ISCO International, Inc., Manchester Securities Corporation, and Alexander Finance L.P., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 12, 2004.

10.26		Third Amended and Restated Security Agreement dated November 10, 2004 between ISCO International, Inc., Spectral Solutions, Inc., Illinois Superconductor Canada Corporation, Manchester Securities Corporation, and Alexander Finance L.P., incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 12, 2004.

10.27		Secured 14% Grid Note dated November 10, 2004 between ISCO International, Inc. and Alexander Finance, L.P. in the principal amount of $1,100,000, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 12, 2004.

10.28		Secured 14% Grid Note dated November 10, 2004 between ISCO International, Inc. and Manchester Securities Corporation in the principal amount of $900,000, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 12, 2004.

10.29		Third Amended and Restated Guaranty of Spectral Solutions, Inc. dated November 10, 2004, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on November 12, 2004.

10.30		Third Amended and Restated Guaranty of Illinois Superconductor Canada Corporation dated November 10, 2004, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on November 12, 2004.

10.31		Letter Agreement dated January 6, 2005 between ISCO International, Inc. and John Thode (including Non-Qualified Stock Option Agreement) incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 12, 2005.

10.32		Amendment to Loan Documents dated February 10, 2005 between ISCO International, Inc., Manchester Securities Corporation, Alexander Finance, L.P., Spectral Solutions, Inc. and Illinois Superconductor Corporation, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 15, 2005.

14		Code of Ethics incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K filed on March 30, 2004.

23.1	**	Consent of Grant Thornton LLP

31.1	**	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adapted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	**	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adapted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32	**	Certification Pursuant To 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit on this Form 10-K.
**	Filed herewith