Form 10-Q
period 2005-03-31
ISCO INTERNATIONAL INC
filed 2005-05-13
CIK 888693

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2005.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2005
Common Stock, par value $0.001 per share Preferred Stock Purchase Rights	162,918,703

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ISCO INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2005	December 31, 2004
	(unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$839,153	$402,391
Inventories	1,319,958	969,048
Accounts receivable, net	829,272	122,460
Prepaid expenses and other	153,794	594,488

Total current assets	3,142,177	2,088,387

Property and equipment:
Property and equipment	836,108	824,238
Less: accumulated depreciation	(664,846)	(638,968)

Net property and equipment	171,262	185,270

Restricted certificates of deposit	291,027	291,027
Goodwill	13,370,000	13,370,000
Intangible assets, net	1,057,264	1,051,320

Total assets	$18,031,730	$16,986,004

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$312,730	$202,613
Employee-related accrued liabilities	189,950	112,393
Accrued professional services	398,450	431,491
Other accrued liabilities	175,086	348,964

Total current liabilities	1,076,216	1,095,461

Notes and related accrued interest with related parties	9,935,994	8,642,908

Stockholders’ equity:
Preferred stock; 300,000 shares authorized; No shares issued and outstanding at March 31, 2005 and December 31, 2004	—	—
Common stock ($.001 par value); 250,000,000 shares authorized; 161,218,703 and 161,213,703 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	161,219	161,214
Additional paid-in capital (net of unearned compensation)	164,403,260	164,149,827
Accumulated deficit	(157,544,959)	(157,063,406)

Total stockholders’ equity	7,019,520	7,247,635

Total liabilities and stockholders’ equity	$18,031,730	$16,986,004

NOTE: The condensed consolidated balance sheet as of December 31, 2004 has been derived from the audited financial statements for that date, but does not include all of the information and accompanying notes required by accounting principles generally accepted in the United States of America for complete financial statements.

See the accompanying Notes which are an integral part of the Condensed Consolidated Financial Statements.

ISCO INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2005	2004
Net sales	$3,293,121	$421,950

Costs and expenses:
Cost of sales	1,921,279	308,595
Research and development	346,511	233,989
Selling and marketing	366,391	223,539
General and administrative	851,401	1,233,550

Total costs and expenses	3,485,582	1,999,673

Operating loss	(192,461)	(1,577,723)

Other income (expense):
Interest income	3,994	1,807
Non-cash interest expense	—	(250,297)
Interest expense	(293,086)	(131,445)

Other income (expense), net	(289,092)	(379,935)

Net loss	$(481,553)	$(1,957,658)

Basic and diluted loss per share	$(0.00)	$(0.01)

Weighted average number of common shares outstanding	161,217,259	154,233,040

See the accompanying Notes which are an integral part of the Condensed Consolidated Financial Statements.

ISCO INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2005	2004
Operating Activities:
Net loss	$(481,553)	$(1,957,658)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	38,615	209,373
Non-cash interest (warrant) expense	—	250,297
Non-cash compensation expense	252,739	48,705
Changes in operating assets and liabilities	(343,188)	273,706

Net cash used in operating activities	(533,387)	(1,175,577)

Investing Activities:
Payment of patent costs	(18,681)	(13,231)
Acquisition of property and equipment	(11,870)	(16,111)

Net cash used in investing activities	(30,551)	(29,341)

Financing Activities:
Exercise of warrants	—	2,000,000
Proceeds from loan	1,000,000	—
Exercise of stock options	700	37,967

Net cash provided by financing activities	1,000,700	2,037,967

Increase in cash and cash equivalents	436,762	833,049
Cash and cash equivalents at beginning of period	402,391	346,409

Cash and cash equivalents at end of period	$839,153	$1,179,458

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

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of results for the interim periods have been included. These financial statements and notes included herein should be read in conjunction with the Company’s audited financial statements and notes for the year ended December 31, 2004 included in the Company’s Annual Report on Forms 10-K and 10-K/A filed with the Securities and Exchange Commission. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter of for the entire year ending December 31, 2005. For further information, refer to the financial statements, including the notes thereto, included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004.

Recent Accounting Pronouncements

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

SFAS No. 123(R) replaces FASB Statement No. 123 (SFAS No. 123), “Accounting for Share-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The provisions of SFAS No. 123(R) are required to be applied by public companies that do not file as small business issuers, as of the first interim or annual reporting period that begins after June

15, 2005, and all other public companies as of the first interim or annual reporting period that begins after December 15, 2005. On April 14, 2005, the Securities and Exchange Commission (“SEC”) adopted a new rule amending the effective date for Statement 123(R). The amended rule allows registrants to implement Statement 123(R) as of the first annual period beginning after June 15, 2005, which is January 1, 2006 for the Company.

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

Stock expense for the first quarters of 2005 and 2004, respectively, includes the result of options issued with an exercise price below the underlying stock’s market price. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement 123, Accounting for Stock-Based Compensation as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123, using the assumptions described in Note 5, to its stock-based employee plans:

	Quarter Ended 2005	March 31, 2004
Net loss, as reported	$482	$1,958
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	252	49
Less: Total stock-based employee compensation determined under fair value based method for awards granted, modified, or settled, net of related tax effects	397	142

Pro forma net loss	$627	$2,051

Loss per share:
Basic – as reported	$0.00	$0.01
Basic – pro forma	$0.00	$0.01
Diluted – as reported	$0.00	$0.01
Diluted – pro forma	$0.00	$0.01

Note 2. Realization of Assets

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses from operations in recent years, and such losses have continued through the (unaudited) quarter ended March 31, 2005. In addition, the Company has used, rather than provided, cash in its operations.

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

The Company has incurred, and continues to incur, losses from operations. For the years ended December 31, 2004, 2003, and 2002, the Company incurred net losses of $7 million, $7.2 million, and $13 million, respectively. Although financial performance has improved, the Company incurred an additional net loss of $482,000 during the first three months of 2005. During those years the Company implemented strategies to reduce its cash used in operating activities. The Company’s strategy included the consolidation of its manufacturing and research and development facilities and a targeted reduction of the employee workforce, increasing the efficiency of the Company’s processes, focusing development efforts on products with a greater probability of commercial sales, reducing professional fees and discretionary expenditures, and negotiating favorable payment arrangements with suppliers and service providers. More importantly, the Company configured itself along an outsourcing model, thus allowing for relatively large, efficient production without the associated overhead. The combination of these factors has been highly effective in bringing the Company closer to profitability (from a net loss as high as $28 million during 2001) while enabling it to deliver significant quantities of solutions.

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

Note 4 - Inventories

Inventories consisted of the following:

	March 31, 2005	December 31, 2004
Raw materials	$220,000	$268,000
Work in process	72,000	150,000
Finished product	1,028,000	551,000

	$1,320,000	$969,000

Cost of product sales for the three months ending March 31, 2005, and the twelve months ending December 31, 2004 include approximately $0 and $57,000, respectively, of costs in excess of the net realizable value of inventory (including obsolete materials).

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

On May 10, 1999, as described above, the Company re-priced certain stock options granted to employees and in accordance with US GAAP, at that time, the Company accounted for the re-priced stock options as “fixed”. As a result of adopting FIN 44, the Company is required to apply variable accounting to these options. If the market price of the Company’s common stock increases above the July 1, 2000 market price, the Company will have to recognize additional compensation expense equal to the increase in stock price multiplied by the number of re-priced options. No additional expense will be recognized if the stock does not exceed the July 1, 2000 value. However, the impact cannot be determined as it is dependent on the change in the market price of the common stock from July 1, 2000 until the stock options are exercised, forfeited, or expire unexercised. Because the stock price on March 1, 2005 was below that of July 1, 2000, no expense has been recognized during the period.

On February 5, 2001, the Company’s Board of Directors authorized the re-pricing of certain “out of the money” stock options granted to employees during the calendar year of 2000 to the closing share price on such date, or $1.9375 per share. This re-pricing causes these options to be subject to variable accounting as described in FIN 44. Because the stock price on March 1, 2005, was lower than the re-priced strike price no gain or loss was recognized during the period.

On April 1, 2002, the Company’s Board of Directors authorized the re-pricing of certain “out of the money” stock options granted to employees. A new strike price of $0.81 per share was established, provided the respective employees remain with the Company for at least six months following the re-pricing date. In addition, certain stock options granted to directors were repriced, with a new strike price of $1.00 per share. As the stock price on March 1, 2005, was lower than the re-priced strike price no gain or loss was recognized during the period.

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

On October 31, 2003, the Company’s Board of Directors authorized the re-pricing of certain “out of the money” stock options granted to directors. A new strike price of $0.24 per share was established. A non-cash charge reversal of ($21,000) was recognized during the first quarter 2005 to reflect the $0.31 closing price of the Company’s common stock on March 31, 2005.

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

A charge of $289,000 was recognized during the first quarter 2005 to recognize the value of the discounts above. Additionally, certain of these 2003 options were deemed to be properly accounted for using variable accounting. Despite the period of time involved, the Company determined that the lesser of those options granted or cancelled should receive variable accounting treatment as if the former option terms were adjusted prospectively. As such, a charge reversal of ($16,000) was recognized during the first quarter 2005 to reflect the $0.31 closing price of the Company’s common stock as of March 31, 2005.

During 2004, in addition to the disclosure above, the Company’s Board of Directors granted 854,000 stock options to the Company’s employees and non-employee Board members. These grants were issued at the closing market price on the date of grant.

During the first three months of 2005, the Company’s Board of Directors granted 1,020,000 stock options to the Company’s employees and non-employee Board members, and an additional 800,000 stock options that may vest as a result of certain performance objectives being met. All of these grants were issued at the closing market price on the date of grant.

Note 6 – Debt

As of the reporting date, the Company has drawn $8.5 million of debt financing under a credit line, as described below. During October 2002, the Company entered into an Uncommitted Line of Credit with its two largest shareholders, an affiliate of Elliott Associates, L.P. (Manchester Securities Corporation) and Alexander Finance, L.P. This line provided up to $4 million to the Company. This line was uncommitted, such that each new borrowing under the facility would be subject to the approval of the lenders. Borrowings on this line bore an interest rate of 9.5% and collateralized by all the assets of the Company. Outstanding loans under this agreement would be required to be repaid on a priority basis should the Company receive new funding from other sources. Additionally, the lenders were entitled to receive warrants to the extent funds were drawn down on the line. The warrants bore a strike price of $0.20 per share of common stock and were to expire on April 15, 2004. The credit line was to mature and be due, including accrued interest thereon, on March 31, 2004. Due to an agreement between the parties no warrants were issued with subsequent borrowings. During February 2004, the warrant holders exercised all of their warrants, contributing $2 million to the Company in exchange for 10 million shares of common stock.

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

During November 2004, the Company and its lenders agreed to increase the line of credit to up to an additional $2 million to an aggregate loan commitment of $8,500,000, $1 million of which was drawn immediately by the Company with the remaining $1 million available to be drawn upon the Company’s request and subject to the approval of the lenders, which occurred during January 2005.

During February 2005, the consolidated credit line was extended until April 1, 2006. Interest during the extension period is to be charged at 9%. No warrants or other inducements were issued with respect to this extension.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

General

The following is a discussion and analysis of the historical results of operations and financial condition of the Company and factors affecting the Company’s financial resources. This discussion should be read in conjunction with the financial statements, including the notes thereto, set forth herein under “Part I. - Financial Information” and “Item 1. Financial Statements” and in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004. This discussion contains forward-looking statements which involve certain risks, uncertainties and contingencies which could cause the Company’s actual results, performance or achievements to differ materially from those expressed, or implied, by such forward-looking statements. Such factors include those described in “Risk Factors”

included in the Company’s Annual Report on Form 10-K/A. The forward-looking statements included in this report may prove to be inaccurate. In light of the significant uncertainties inherent in these forward-looking statements, you should not consider this information to be a guarantee by the Company or any other person that our objectives and plans will be achieved.

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

The continuing development and expansion in sales of the Company’s RF product lines, as well as any required defense of its intellectual property or product line development or expansion, may require a commitment of funds. The actual amount of the Company’s future funding requirements will depend on many factors, including: the amount and timing of future revenues, the level of product marketing and sales efforts to support the Company’s commercialization plans, the magnitude of its research and product development programs, the ability of the Company to improve or maintain product margins, and the cost of protecting the Company’s patents or other intellectual property.

The Company was founded in 1989 by ARCH Development Corporation, an affiliate of the University of Chicago, to commercialize superconductor technologies initially developed by Argonne National Laboratory. The Company was incorporated in Illinois on October 18, 1989 and reincorporated in Delaware on September 24, 1993. Its facilities and principal executive offices are located at 1001 Cambridge Drive, Elk Grove Village, IL 60007 and telephone number is (847) 391-9400.

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

The first quarter 2005 has seen the conclusion of the patent litigation appeal process, the addition of John Thode as President and CEO of the Company, and an overall increase in business activity from prior years as seen in increased revenues, product shipments, and the expansion of the Company’s portfolio of RF solutions. The wireless telecommunications industry continues to promote data services and consolidate with an increased requirement for disparate technologies to co-exist. These are trends that the Company looks to take advantage of with its RF products. Despite these improvements, the wireless telecommunications industry is subject to risks beyond the Company’s control that can negatively impact customer capital spending budgets and/or spending patterns. For these and other reasons, the Company’s financial statements have been prepared assuming the Company will continue as a going concern (see Note 2).

Results of Operations

Three Months Ended March 31, 2005 and 2004

The Company’s net sales increased $2,871,000, or 680%, to $3,293,000 for the three months ended March 31, 2005 from $422,000 for the same period in 2004. This increase was primarily due to the application of the RF² product family within wireless data networks. The Company anticipates its revenue during the second quarter 2005 to exceed revenue posted during the second quarter 2004 due to existing and/or anticipated future orders. The Company entered the second quarter 2005 with approximately $1.5 million in order backlog.

Cost of sales increased by $1,612,000, or 522%, to $1,921,000 for the three months ended March 31, 2005 from $309,000 for the same period in 2004. The increase in cost of sales was due to the increase in sales volume, less certain volume-related efficiencies.

The Company’s research and development expenses increased by $113,000, or 48%, to $347,000 for the three months ended March 31, 2005, from $234,000 for the same period in 2004. This increase is due to the addition of personnel and prototype costs and is consistent with the continuing expansion of the Company’s solution offerings within its RF product family, and more broadly to support new product and next generation products.

Selling and marketing expenses increased by $142,000, or 63%, to $366,000 for the three months ended March 31, 2005, from $224,000 for the same period in 2004. This increase is due to the addition of personnel and initiatives that helped drive the revenue increase, above.

General and administrative expenses decreased by $383,000, or 31%, to $851,000 for the three months ended March 31, 2005, from $1,234,000 for the same period in 2004. This decrease was primarily attributable to a decrease in legal expenses related to the recently concluded patent litigation appeal process.

Liquidity and Capital Resources

At March 31, 2005, the Company’s cash and cash equivalents were $839,000, an increase of $437,000 from the balance at December 31, 2004 of $402,000.

During the first quarter 2005, the Company received the remaining $1 million from its equity line, using the funds to increase inventories. Those inventories were sold during the quarter, resulting in an increased accounts receivable balance of $800,000 and an increased inventory balance of $350,000. These numbers were consistent with the overall increase in business activity as reported herein.

The continuing development and expansion of sales of the Company’s RF management solutions product lines will require a commitment of additional funds. The actual amount of the Company’s future funding requirements will depend on many factors, including: the amount and timing of future revenues, the level of product marketing and sales efforts to support the Company’s commercialization plans, the magnitude of the Company’s research and product development programs, the ability of the Company to improve product margins, and the costs involved in protecting the Company’s patents or other intellectual property.

As of the date of this filing, the Company believes that it has sufficient funds to operate its business as identified herein without the need for substantial future capital sources into the third quarter 2005, and very possibly longer, subject to working capital and other requirements (see Note 2). The Company intends to look into augmenting its existing capital position potentially through other sources of capital. For example, the Company regularly reviews the capital markets for appropriate debt, equity and hybrid instruments in search of both adequate operating capital and the best available capital structure.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company does not have any material market risk sensitive instruments.

Item 4. Controls and Procedures.

(a)	An evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2005. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms.

(b)	There were no significant changes in the Company’s internal control over financial reporting identified in connection with the evaluation of such controls that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In November 2001, the Company filed suit against Dobson Communications, Inc. for allegedly infringing this patent. The action was stayed, per agreement between the parties, until resolution of the matter between the Company and Conductus and Superconductor Technologies. The parties agreed that Dobson Communications would be bound by any and all final, non-appealable determinations, holdings or findings with respect to all liability issues in the Company’s case against Conductus. The Appellate Court’s ruling concludes the Dobson matter as well.

Item 5. Other Information – None.

Item 6. Exhibits and Reports on Form 8-K. –

Exhibits: A list of exhibits is set forth in the Exhibit Index found on page 17 of this report.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of May 2005.

ISCO International, Inc.

By:	/s/ John Thode
Mr. John Thode
President and Chief Executive
Officer (Principal Executive Officer)

By:	/s/ Frank Cesario
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