Form 10-Q
period 2005-06-30
ISCO INTERNATIONAL INC
filed 2005-08-15
CIK 888693

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2005.

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

Indicated by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 3, 2005
Common Stock, par value $0.001 per share Preferred Stock Purchase Rights	183,018,703

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ISCO INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2005	December 31, 2004
	(unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$713,081	$402,391
Inventories	1,798,328	969,048
Accounts receivable, net	491,842	122,460
Prepaid expenses and other	68,804	594,488

Total current assets	3,072,055	2,088,387

Property and equipment:
Property and equipment	876,667	824,238
Less: accumulated depreciation and amortization	(680,386)	(638,968)

Net property and equipment	196,281	185,270

Restricted certificates of deposit	291,027	291,027
Goodwill	13,370,000	13,370,000
Intangible assets, net	848,481	1,051,320

Total assets	$17,777,844	$16,986,004

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$65,226	$202,613
Employee-related accrued liabilities	200,418	112,393
Accrued professional services	357,565	431,491
Other accrued liabilities	334,610	348,964

Total current liabilities	957,819	1,095,461

Notes and related accrued interest with related parties	10,129,368	8,642,908

Stockholders’ equity:
Preferred stock; 300,000 shares authorized; No shares issued and outstanding at June 30, 2005 and December 31, 2004	—	—
Common stock ($.001 par value); 250,000,000 shares authorized; 162,918,703 and 161,213,703 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	162,919	161,214
Additional paid-in capital (net of unearned compensation)	164,883,885	164,149,827

Accumulated deficit	(158,356,147)	(157,063,406)

Total stockholders’ equity	6,690,657	7,247,635

Total liabilities and stockholders’ equity	$17,777,844	$16,986,004

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

ISCO INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net sales	$2,484,159	$843,300	$5,777,280	$1,265,250

Costs and expenses:
Cost of sales	1,194,403	458,547	3,115,682	767,142
Research and development	554,649	207,257	901,160	441,246
Selling and marketing	445,479	250,212	811,871	473,751
General and administrative	911,901	1,084,370	1,763,301	2,317,920

Total costs and expenses	3,106,432	2,000,386	6,592,014	4,000,059

Operating loss	(622,273)	(1,157,086)	(814,734)	(2,734,809)

Other income (expense):

Interest income	4,460	1,416	8,454	3,223
Non-cash interest expense	—	—	—	(250,297)
Other interest expense	(193,375)	(131,445)	(486,461)	(262,890)

	(188,915)	(130,029)	(478,007)	(509,964)

Net loss	$(811,188)	$(1,287,115)	$(1,292,741)	$(3,244,773)

Basic and diluted loss per share	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average number of common shares outstanding	162,491,230	160,424,606	161,535,245	157,198,407

See the accompanying Notes which are an integral part of the Condensed Consolidated Financial Statements.

ISCO INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Six Months ended June 30, 2005

(UNAUDITED)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Number of Shares	Amount
Balance at December 31, 2004	161,213,703	$161,214	$164,149,827	$(157,063,406)	$7,247,635

Exercise of Stock Options	1,705,000	1,705	225,745	—	227,450
Compensation Expense for Discount on Employee Stock Options / Variable Accounting for Stock Options	—	—	508,313	—	508,313
Net Loss	—	—	—	(1,292,741)	(1,292,741)

Balance at June 30, 2005	162,918,703	$162,919	$164,883,885	$(158,356,147)	$6,690,657

See the accompanying Notes which are an integral part of the Condensed Consolidated Financial Statements.

ISCO INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2005	2004
Operating Activities:
Net loss	$(1,292,741)	$(3,244,773)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization, excluding goodwill	70,134	420,425
Patent-related charge	199,819	—
Non-cash warrant expense	—	250,297
Non-cash compensation expense	508,313	312,628
Changes in operating assets and liabilities	(324,160)	223,906

Net cash used in operating activities	(838,635)	(2,037,517)

Investing Activities:
Payment of patent costs	(25,696)	(27,936)
Acquisition of property and equipment, net	(52,429)	(20,740)

Net cash used in investing activities	(78,125)	(48,676)

Financing Activities:
Exercise of warrants	—	2,000,000
Proceeds from credit line	1,000,000	—
Exercise of stock options	227,450	41,816

Net cash provided by financing activities	1,227,450	2,041,816

Increase/(Decrease) in cash and cash equivalents	310,690	(44,377)
Cash and cash equivalents at beginning of period	402,391	346,409

Cash and cash equivalents at end of period	$713,081	$302,032

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

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of results for the interim periods have been included. These financial statements and notes included herein should be read in conjunction with the Company’s audited financial statements and notes for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter of for the entire year ending December 31, 2005. For further information, refer to the financial statements, including the notes thereto, included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004.

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

Stock expense for the three-month and six-month periods ending June 30, 2005 and 2004, respectively, includes the result of options issued with an exercise price below the underlying stock’s market price. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement 123, Accounting for Stock-Based Compensation as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123, using the assumptions described in Note 5, to its stock-based employee plans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss, as reported	$811	$1,287	$1,293	$3,245
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	256	264	508	313
Less: Total stock-based employee compensation determined under fair value based method for awards granted, modified, or settled, net of related tax effects	415	385	800	528

Pro forma net loss	$970	$1,408	$1,585	$3,460

Loss per share:
Basic – as reported	$0.00	$0.01	$0.01	$0.02
Basic – pro forma	$0.01	$0.01	$0.01	$0.02
Diluted – as reported	$0.00	$0.01	$0.01	$0.02
Diluted – pro forma	$0.01	$0.01	$0.01	$0.02

Note 2. Realization of Assets

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses from operations in recent years, and such losses have continued through the (unaudited) quarter ended June 30, 2005. In addition, the Company has used, rather than provided, cash in its operations.

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

The Company has incurred, and continues to incur, losses from operations. For the years ended December 31, 2004, 2003, and 2002, the Company incurred net losses of $7 million, $7.2 million, and $13 million, respectively. Although financial performance has improved considerably, the Company incurred an additional net loss of $1.3 million during the first six months of 2005. Since 2002 the Company implemented strategies to reduce its cash used in operating activities. The Company’s strategy included the consolidation of its manufacturing and research and development facilities and a targeted reduction of the employee workforce, increasing the efficiency of the Company’s processes, focusing development efforts on products with a greater probability of commercial sales, reducing professional fees and discretionary expenditures, and negotiating favorable payment arrangements with suppliers and service providers. More importantly, the Company configured itself along an outsourcing model, thus allowing for relatively large, efficient production without the associated overhead. The combination of these factors has been highly effective in bringing the Company closer to profitability (from a net loss as high as $28 million during 2001) while enabling it to deliver significant quantities of solutions.

To date, the Company has financed its operations primarily through public and private equity and debt financings. As described more fully in subsequent footnotes, the Company completed a financing transaction with its two largest shareholders (including their affiliates) on August 2, 2005. These entities, including affiliates, are also the Company’s lenders, who hold a total of $10.1 million in principal and interest due described below in Note 6. In exchange for 20 million shares of common stock, the Company received $4.4 million in cash. In addition, the $10.1 million in debt, including accrued interest, which was due April 2006, has been extended to August 1, 2007. Finally, the lenders agreed to waive their right to be repaid with new financing proceeds, allowing the Company to utilize the funds for product development or for general working capital purposes. Pursuant to the provisions of Section 16(b) of the Securities Exchange Act of 1934, these entities also remitted approximately $0.6 million in profits from sales of Company common stock during the six months preceding this financing.

The Company believes that it has sufficient funds to operate its business as identified herein and to meet its obligations well into 2006. The Company intends to continue to review available alternatives in the marketplace as it seeks to augment and/or replace its existing capital position through other sources of capital, whether debt, equity, or hybrid.

Note 3 - Net Loss Per Share

Basic and diluted net loss per share is computed based on the weighted average number of common shares outstanding. Common shares issuable upon the exercise of options are not included in the per share calculations since the effect of their inclusion would be antidilutive.

Note 4 - Inventories

Inventories consisted of the following:

	June 30, 2005	December 31, 2004
Raw materials	$368,000	$268,000
Work in process	501,000	150,000
Finished product	929,000	551,000

	$1,798,000	$969,000

Cost of product sales for the six months ending June 30, 2005, and the twelve months ending December 31, 2004, include approximately $0 and $57,000, respectively, of costs in excess of the net realizable value of inventory (including obsolete materials).

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

For outside directors, the Plan provides that each outside director will be automatically granted NSOs on the date of their initial election to the Board of Directors. On the date of the annual meeting of the stockholders of the Company, each outside director who is elected, reelected, or continues to serve as a director, shall be granted additional NSOs, except for those outside directors who are first elected to the Board of Directors at the meeting or three months prior. Generally, these options vest ratably over a period of one year based on the date of grant, and expire after ten years from the grant date.

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

On May 10, 1999, as described above, the Company re-priced certain stock options granted to employees and in accordance with US GAAP, at that time, the Company accounted for the re-priced stock options as “fixed”. As a result of adopting FIN 44, the Company is required to apply variable accounting to these options. If the market price of the Company’s common stock increases above the July 1, 2000 market price, the Company will have to recognize additional compensation expense equal to the increase in stock price multiplied by the number of re-priced options. No additional expense will be recognized if the stock does not exceed the July 1, 2000 value. However, the impact cannot be determined as it is dependent on the change in the market price of the common stock from July 1, 2000 until the stock options are exercised, forfeited, or expire unexercised. Because the stock price on June 30, 2005 was below that of July 1, 2000, no expense has been recognized during the period.

On February 5, 2001, the Company’s Board of Directors authorized the re-pricing of certain “out of the money” stock options granted to employees during the calendar year of 2000 to the closing share price on such date, or $1.9375 per share. This re-pricing causes these options to be subject to variable accounting as described in FIN 44. Because the stock price on June 30, 2005, was lower than the re-priced strike price no gain or loss was recognized during the period.

On April 1, 2002, the Company’s Board of Directors authorized the re-pricing of certain “out of the money” stock options granted to employees. A new strike price of $0.81 per share was established, provided the respective employees remain with the Company for at least six months following the re-pricing date. In addition, certain stock options granted to directors were repriced, with a new strike price of $1.00 per share. As the stock price on June 30, 2005, was lower than the re-priced strike price no gain or loss was recognized during the period.

On October 31, 2003, the Company’s Board of Directors authorized the re-pricing of certain “out of the money” stock options granted to directors. A new strike price of $0.24 per share was established. Non-cash charge reversals of ($21,000) and ($42,000) were recognized during the three month and six month periods ending June 30, 2005, respectively, to reflect the $0.26 closing price of the Company’s common stock on June 30, 2005.

On January 2, 2003, the Company’s Board of Directors granted 2,800,000 new stock options to six of the Company’s employees, including officers. 950,000 of these options vested immediately, while the remaining 1,850,000 vested monthly in 12 installments. All of the options granted on January 2, 2003 were granted at a discount based on 25% of the average closing price of the Company’s common stock as reported on the American Stock Exchange over ten trading days and ultimately valued at a $0.22 discount to the closing price of the Company’s common stock as of the date of the grant. During July 2003, the Board of Directors cancelled approximately 2.8 million outstanding options held by certain Company employees, including officers. During January 2004, a total of 3.7 million options were granted to the employees of the Company, including officers, at a similar 25% discount. Such options vested for 1 or 2 years.

Charges of $276,000 and $565,000 were recognized during the three month and six month periods ending June 30, 2005, respectively, to recognize the value of the discounts above. Additionally, certain of these 2003 options were deemed to be properly accounted for using variable accounting. Despite the period of time involved, the Company determined that the lesser of those options granted or cancelled should receive variable accounting treatment as if the former option terms were adjusted prospectively. As such, a charge reversal of ($16,000) was recognized during the first quarter 2005 to reflect the $0.31 closing price of the Company’s common stock as of March 31, 2005. No charge or charge reversal was recognized during the second quarter 2005.

During 2004, in addition to the disclosure above, the Company’s Board of Directors granted 854,000 stock options to the Company’s employees and non-employee Board members. These grants were issued at the closing market price on the date of grant.

During the first six months of 2005, the Company’s Board of Directors granted 1,480,000 stock options to the Company’s employees, and an additional 1,550,000 stock options to the Company’s chief executive officer that may vest as a result of certain performance objectives being met. All of these grants were issued at the closing market price on the date of grant.

On August 2, 2005, as a subsequent event, the Company completed a financing transaction with its two largest shareholders (including their affiliates). These entities, including affiliates, are also the Company’s lenders, who hold a total of $10.1 million in principal and interest due as described below in Note 6. In exchange for 20 million shares of common stock, the Company received $4.4 million in cash. In addition, the $10.1 million in debt, including accrued interest, which was due April 2006, has been extended to August 1, 2007. Finally, the lenders agreed to waive their right to be repaid with new financing proceeds, allowing the Company to utilize the funds for product development or for general working capital purposes. Pursuant to the provisions of Section 16(b) of the Securities Exchange Act of 1934, these entities also remitted approximately $0.6 million in profits from sales of Company common stock during the six months preceding this financing.

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

On August 2, 2005, the Company and its lenders agreed to extend the due date from April 2006 until August 2007. No warrants or other inducements were issued as a result of this transaction, which was a part of the financing described previously. The other terms of the credit line were unchanged as a result of this transaction. As of June 30, 2005, the outstanding principal and interest under the loans equaled $10.1 million.

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

The Company develops and sells solutions designed to optimize the RF (Radio Frequency) link within wireless networks. RF link, or Radio link, is the signal between the mobile device (e.g., mobile phone) and the base station (“Link”). Reverse link is the signal from the mobile device to the base station. Forward link is the signal from the base station to the mobile device. The Company’s array of solutions includes its ANF product line (adaptive notch filter, “ANF”™), the RF² product family (radio link radio frequency fidelity, “RF²” ™), services and other solutions, all focused on optimizing RF handling in order to improve system performance and integrate disparate technologies as required by operators.

The continuing development and expansion in sales of the Company’s RF product lines, as well as any potential defense of its intellectual property or product line development or expansion, may require a commitment of funds. The actual amount of the Company’s future funding requirements will depend on many factors, including: the amount and timing of future revenues, the level of product marketing and sales efforts to support the Company’s commercialization plans, the magnitude of its research and product development programs, the ability of the Company to improve or maintain product margins, and the cost of protecting the Company’s patents or other intellectual property.

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

During the first quarter of 2005, the patent litigation appeal process concluded, the Company appointed John Thode President and CEO of the Company, and business activity increased overall from prior years as seen in increased revenues, product shipments, and the Company’s expanded portfolio of RF solutions. In the second quarter of 2005, the Company focused on new product development and release, the pursuit of new customers, and continued progress relative to prior years, although not to the magnitude of the first quarter 2005. The wireless telecommunications industry continues to promote data services and consolidate with an increased requirement for disparate technologies to co-exist. The Company looks to take advantage of these trends with its RF management products. Despite these improvements, the wireless telecommunications industry is subject to risks beyond the Company’s control that can negatively impact customer capital spending budgets and/or spending patterns which affects both the timing and magnitude of revenue and the volatility of order backlog, including the relatively small backlog at the end of the second quarter. For these and other reasons, the Company’s financial statements have been prepared assuming the Company will continue as a going concern (see Note 2). Please note the subsequent financing event that occurred on August 2, 2005 as described in the Liquidity section below.

Results of Operations

Three Months Ended June 30, 2005 and 2004

The Company’s net sales increased $1,641,000, or 195%, to $2,484,000 for the three months ended June 30, 2005 from $843,000 for the same period in 2004. This increase was due to the expansion of the RF² product family and related revenues, as well as the shipment of more ANF products during the second quarter of 2005 relative to the second quarter of 2004. The Company anticipates its unit volume and related revenue to increase during the third quarter of 2005 as compared to the third quarter of 2004 due to existing and/or anticipated customer orders. The Company’s order backlog entering the third quarter is minimal, but the Company is pursuing more than $4 million in potential revenue.

Cost of sales increased by $735,000, or 160%, to $1,194,000 for the three months ended June 30, 2005 from $459,000 for the same period in 2004. The increase in cost of sales was due to the increase in sales volume partially offset by the more efficient allocation of fixed expenses and other efficiencies.

The Company’s research and development (“R&D”) expenses increased by $348,000, or 168%, to $555,000 for the three months ended June 30, 2005, from $207,000 for the same period in 2004. The Company expensed $200,000 of capitalized patent-related charges during the second quarter 2005, as it deemed such items to be unlikely to generate significant future revenues. The Company added a significant number of products to its RF² product family during 2005, including a PCS spectrum portfolio. The Company expects to continue to invest more in R&D than during 2004 as it expands both its existing product families and develops two new product lines that would be applicable beyond wireless cellular telecommunications.

Selling and marketing expenses increased by $195,000, or 78%, to $445,000 for the three months ended June 30, 2005, from $250,000 for the same period in 2004. The Company has continued to add personnel in this area as it pursues larger business opportunities and additional customers, and thus expects to continue to incur at least this level of selling and marketing expenses in future periods.

General and administrative expenses decreased by $172,000, or 16%, to $912,000 for the three months ended June 30, 2005, from $1,084,000 for the same period in 2004. This decrease was attributable to an overall decrease in legal expenses related to the conclusion of patent litigation, the reduction in facility costs, and other cost control measures.

Six Months Ended June 30, 2005 and 2004

The Company’s net sales increased $4,512,000, or 357%, to $5,777,000 for the six months ended June 30, 2005 from $1,265,000 for the same period in 2004. This increase was due primarily to the expansion of the RF² product family and related revenues, particularly from data network deployments. An incremental improvement was also seen from the shipment of more ANF products during the first half of 2005 relative to the first half of 2004. The Company anticipates its unit volume and related revenue to increase during the remainder of 2005 as compared to the second half of 2004, due to existing and/or anticipated customer orders. The Company’s order backlog entering the third quarter is minimal, but the Company is pursuing substantial potential revenue over the second half of 2005.

Cost of sales increased by $2,349,000, or 306%, to $3,116,000 for the six months ended June 30, 2005 from $767,000 for the same period in 2004. The increase in cost of sales was due to the increase in sales volume offset by the more efficient allocation of fixed expenses and other efficiencies.

The Company’s R&D expenses increased by $460,000, or 104%, to $901,000 for the six months ended June 30, 2005, from $441,000 for the same period in 2004. The Company expensed $200,000 of capitalized patent-related charges during the second quarter 2005, as it deemed such items to be unlikely to generate significant future revenues. The Company added a significant number of products to its RF² product family during 2005, including a multicoupler solution and a PCS spectrum portfolio The Company expects to continue to invest more in R&D than during 2004 as it expands both its existing product families and develops two new product lines that would be applicable beyond wireless cellular telecommunications.

Selling and marketing expenses increased by $338,000, or 71%, to $812,000 for the six months ended June 30, 2005, from $474,000 for the same period in 2004. The Company has continued to add personnel in this area as it pursues larger business opportunities and additional customers, and thus expects to continue to incur a higher level of selling and marketing expenses in future periods.

General and administrative expenses decreased by $555,000, or 24%, to $1,763,000 for the six months ended June 30, 2005, from $2,318,000 for the same period in 2004. This decrease was attributable to an overall decrease in legal expenses related to the conclusion of patent litigation, the reduction in facility costs, and other cost control measures.

Liquidity and Capital Resources

At June 30, 2005, the Company’s cash and cash equivalents were $713,000, an increase of $311,000 from the balance at December 31, 2004 of $402,000.

During the second quarter 2005, the Company realized cash from the reduction in its period-end receivables balance, offset by an increase in inventory levels. The difference was roughly the same as the sum of the increase in net cash and the cash flow for the period.

The continuing development and expansion of sales of the Company’s RF management solutions product lines will require a commitment of additional funds (see following paragraph). The actual amount of the Company’s future funding requirements will depend on many factors, including: the amount and timing of future revenues, the level of product marketing and sales efforts to support the Company’s commercialization plans, the magnitude of the Company’s research and product development programs, the ability of the Company to improve product margins, and the costs involved in protecting the Company’s patents or other intellectual property.

The Company completed a financing transaction with its two largest shareholders (including their affiliates) on August 2, 2005. These entities, including affiliates, are also the Company’s lenders, who hold a total of $10.1 million in principal and interest due. In exchange for 20 million shares of common stock, the Company received $4.4 million in cash. In addition, the $10.1 million in debt, including accrued interest, which was due April 2006, has been extended to August 1, 2007. Finally, the lenders agreed to waive their right to be repaid with new financing proceeds, allowing the Company to utilize the funds for product development or for general working capital purposes. Pursuant to the provisions of Section 16(b) of the Securities Exchange Act of 1934, these entities also remitted approximately $0.6 million in profits from sales of Company common stock during the six months preceding this financing.

As of the date of this filing, the Company believes that it has sufficient funds to operate its business as identified herein without the need for substantial future capital sources well into 2006 (see Note 2). The Company intends to look into augmenting its existing capital position potentially through other sources of capital. For example, the Company regularly reviews the capital markets for appropriate debt, equity and hybrid instruments in search of both adequate operating capital and the best available capital structure.

I tem 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company does not have any material market risk sensitive instruments.

Item 4. Controls and Procedures.

(a)	An evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2005. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms.

(b)	There were no significant changes in the Company’s internal control over financial reporting identified in connection with the evaluation of such controls that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any current or pending litigation.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits: A list of exhibits is set forth in the Exhibit Index found on page 17 of this Report.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of August 2005.

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