Form 10-Q
period 2005-09-30
ISCO INTERNATIONAL INC
filed 2005-11-14
CIK 888693

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2005.

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

Indicated by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 10, 2005
Common Stock, par value $0.001 per share Preferred Stock Purchase Rights	183,252,018

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

ISCO INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2005	December 31, 2004
	(unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$4,993,670	$402,391
Inventories	1,777,062	969,048
Accounts receivable, net	1,128,800	122,460
Prepaid expenses and other	95,669	594,488

Total current assets	7,995,201	2,088,387
Property and equipment:
Property and equipment	1,026,205	824,238
Less: accumulated depreciation and amortization	(700,264)	(638,968)

Net property and equipment	325,941	185,270
Restricted certificates of deposit	240,000	291,027
Goodwill	13,370,000	13,370,000
Intangible assets, net	837,526	1,051,320

Total assets	$22,768,668	$16,986,004

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$146,074	$202,613
Employee-related accrued liabilities	166,869	112,393
Accrued professional services	305,737	431,491
Other accrued liabilities	507,486	348,964

Total current liabilities	1,126,166	1,095,461
Notes and related accrued interest with related parties	10,324,868	8,642,908
Stockholders’ equity:
Preferred stock; 300,000 shares authorized; No shares issued and outstanding at September 30, 2005 and December 31, 2004	—	—
Common stock ($.001 par value); 250,000,000 shares authorized; 183,252,018 and 161,213,703 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	183,252	161,214
Additional paid-in capital (net of unearned compensation)	170,086,692	164,149,827
Accumulated deficit	(158,952,310)	(157,063,406)

Total stockholders’ equity	11,317,634	7,247,635

Total liabilities and stockholders’ equity	$22,768,668	$16,986,004

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

ISCO INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net sales	$2,037,369	$706,600	$7,814,649	$1,971,850
Costs and expenses:
Cost of sales	772,406	464,189	3,888,088	1,231,331
Research and development	419,713	319,581	1,320,873	760,827
Selling and marketing	450,444	330,067	1,262,315	803,818
General and administrative	824,342	1,045,932	2,587,643	3,363,852

Total costs and expenses	2,466,905	2,159,770	9,058,919	6,159,829

Operating loss	(429,536)	(1,453,170)	(1,244,270)	(4,187,979)
Other income (expense):
Interest income	28,872	2,442	37,326	5,665
Non-cash interest expense	—	—	—	(250,297)
Other interest expense	(195,500)	(262,501)	(681,960)	(525,832)

	(166,628)	(260,501)	(644,634)	(770,464)

Net loss	$(596,164)	$(1,713,671)	$(1,888,904)	$(4,958,443)

Basic and diluted loss per share	$(0.00)	$(0.01)	$(0.01)	$(0.03)

Weighted average number of common shares outstanding	176,030,424	160,428,260	167,158,764	158,369,510

See the accompanying Notes which are an integral part of the Condensed Consolidated Financial Statements.

ISCO INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Nine Months ended September 30, 2005

(UNAUDITED)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Number of Shares	Amount
Balance at December 31, 2004	161,213,703	$161,214	$164,149,827	$(157,063,406)	$7,247,635
Exercise of Stock Options	2,038,315	2,038	265,079	—	267,117
Equity Financing	20,000,000	20,000	4,280,000		4,300,000
Section 16b recovery	—	—	607,223	—	607,223
Compensation Expense for Discount on Employee Stock Options / Variable Accounting for Stock Options	—	—	784,563	—	784,563
Net Loss	—	—	—	(1,888,904)	(1,888,904)

Balance at September 30, 2005	183,252,018	$183,252	$170,086,692	$(158,952,310)	$11,317,634

See the accompanying Notes which are an integral part of the Condensed Consolidated Financial Statements.

ISCO INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2005	2004
Operating Activities:
Net loss	$(1,888,904)	$(4,958,443)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization, excluding goodwill	103,774	574,863
Patent-related charge	199,819	—
Non-cash warrant expense	—	250,297
Non-cash compensation expense	784,563	510,068
Changes in operating assets and liabilities	(739,120)	652,209

Net cash used in operating activities	(1,539,868)	(2,971,006)

Investing Activities:
Decrease / (Increase) in restricted certificates of deposit	51,027	(250,000)
Payment of patent costs	(28,503)	(34,740)
Proceeds of sale of property and equipment	—	55,153
Acquisition of property and equipment	(65,717)	(34,158)

Net cash used in investing activities	(43,193)	(263,744)

Financing Activities:
Proceeds from equity issuance	4,300,000	—
Proceeds from Section 16b recovery	607,223	—
Exercise of warrants	—	2,000,000
Proceeds from credit line	1,000,000	1,500,000
Exercise of stock options	267,117	41,817

Net cash provided by financing activities	6,174,340	3,541,817

Increase in cash and cash equivalents	4,591,279	307,067
Cash and cash equivalents at beginning of period	402,391	346,409

Cash and cash equivalents at end of period	$4,993,670	$653,476

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

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of results for the interim periods have been included. These financial statements and notes included herein should be read in conjunction with the Company’s audited financial statements and notes for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission (“SEC”). The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter for the entire year ending December 31, 2005. For further information, refer to the financial statements, including the notes thereto, included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs – an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4.” This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) and requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” The statement also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005 (as of January 1, 2006 for the Company) and are to be applied prospectively. The Company does not expect adoption of SFAS No. 151 to have a material effect on its results of operations or financial position.

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

The Company intends to continue applying APB Opinion No. 25 to equity-based compensation awards until the effective date of SFAS No. 123(R). At the effective date of SFAS No. 123(R), the Company expects to use the modified prospective application transition method without restatement of prior interim periods in the year of adoption. This will result in the Company recognizing compensation cost based on the requirements of SFAS No. 123(R) for all equity-based compensation awards issued after the effective date of this statement with respect to the Company. For all equity-based compensation awards that are unvested as of that date, compensation cost will be recognized for the unamortized portion of compensation cost not previously included in the SFAS No. 123 pro forma footnote disclosure. The Company is currently evaluating the impact that adoption of SFAS No. 123(R) may have on its results of operations or financial position and expects that the adoption may have a material effect on the Company’s results of operations depending on the level and form of future equity-based compensation awards issued. The Company believes that the adoption of this statement will not have a material impact on options or awards currently outstanding as of the date of this report.

The Company has a stock-based employee compensation plan, which is more fully described in Note 5. The Company currently accounts for its stock-based compensation plan under SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, which allows companies to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and provide pro forma net income and net income per share disclosures for employee stock option grants as if the fair value method defined in SFAS No. 123 had been applied. The Company applies the intrinsic value method for accounting for stock-based compensation as outlined in APB Opinion No. 25.

Stock expense for the three-month and nine-month periods ending September 30, 2005 and 2004, respectively, includes the result of options issued with an exercise price below the underlying stock’s market price. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement 123, Accounting for Stock-Based Compensation as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123, using the assumptions described in Note 5, to its stock-based employee plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss, as reported	$596	$1,714	$1,889	$4,958
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	276	197	841	510
Less: Total stock-based employee compensation determined under fair value based method for awards granted, modified, or settled, net of related tax effects	254	315	1,054	709
Pro forma net loss	$574	$1,832	$2,159	$5,157
Loss per share:
Basic – as reported	$0.00	$0.01	$0.01	$0.03
Basic – pro forma	$0.00	$0.01	$0.01	$0.03
Diluted – as reported	$0.00	$0.01	$0.01	$0.03
Diluted – pro forma	$0.00	$0.01	$0.01	$0.03

Note 2. Realization of Assets

The accompanying financial statements have been prepared in conformity with US GAAP, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses from operations in recent years, and such losses have continued through the (unaudited) quarter ended September 30, 2005. In addition, the Company has used, rather than provided, cash in its operations.

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

The Company has incurred, and continues to incur, losses from operations. For the years ended December 31, 2004, 2003, and 2002, the Company incurred net losses of $7 million, $7.2 million, and $13 million, respectively. Although financial performance has improved considerably, the Company incurred an additional net loss of $1.9 million during the first nine months of 2005. During recent years the Company implemented strategies to reduce its cash used in operating activities. The Company’s strategy included the consolidation of its manufacturing and research and development facilities and a targeted reduction of the employee workforce, increasing the efficiency of the Company’s processes, focusing development efforts on products with a greater probability of commercial sales, reducing professional fees and discretionary expenditures, and negotiating favorable payment arrangements with suppliers and service providers. More importantly, the Company configured itself along an outsourcing model, thus allowing for relatively large, efficient production without the associated overhead. The combination of these factors has been highly effective in bringing the Company closer to profitability (from a net loss as high as $28 million during 2001) while enabling it to deliver significant quantities of solutions.

To date, the Company has financed its operations primarily through public and private equity and debt financings, and in recent years through financings with affiliates of our two largest shareholders. As described more fully in subsequent footnotes, the Company completed a financing transaction with its two largest shareholders (including their affiliates) on August 2, 2005. These entities, including affiliates, are also the Company’s lenders, with a total of $10.3 million in principal and interest outstanding as of September 30, 2005. In exchange for 20 million shares of common stock, the Company received $4.4 million. In addition, the debt, which was due April 1, 2006, is now due August 1, 2007. Finally, the lenders agreed to waive their right to be repaid with new financing proceeds, allowing the Company to utilize the funds for product development or otherwise as it chooses. Pursuant to the provisions of Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) these entities also remitted approximately $0.6 million in profits from sales of Company common stock during the six months preceding this financing.

Excluding working capital that may be required in order to support potentially significant increases in sales volume and/or potential outlays that may be used to support new product development efforts, the Company believes that, as the Company’s business is currently operated, the Company has sufficient funds to operate its business through 2006. However, if the Company’s product development and/or sales efforts expand at a substantially faster pace, or if customer orders increase to the point that it has to fund significantly more production, the Company may need additional financing to support such efforts. In addition, any potential defense of the Company’s intellectual property or product line development or expansion, may require a commitment of funds. If one or more such events occurs, the Company will look into augmenting its existing capital position to evaluate potential short-term and long-term sources of capital whether from debt, equity, hybrid, or other methods. The actual amount of the Company’s future funding requirements will depend on many factors, including: the amount and timing of future revenues, the level of product marketing and sales efforts to support the Company’s commercialization plans, the magnitude of its research and product development programs, the ability of the Company to improve or maintain product margins, and the cost of protecting the Company’s patents or other intellectual property.

Note 3 - Net Loss Per Share

Basic and diluted net loss per share is computed based on the weighted average number of common shares outstanding. Common shares issuable upon the exercise of options are not included in the per share calculations since the effect of their inclusion would be antidilutive.

Note 4 - Inventories

Inventories consisted of the following:

	September 30, 2005	December 31, 2004
Raw materials	$693,000	$268,000
Work in process	60,000	150,000
Finished product	1,024,000	551,000

	$1,777,000	$969,000

Cost of product sales for the nine months ending September 30, 2005, and the twelve months ending December 31, 2004, includes approximately $0 and $57,000, respectively, of costs in excess of the net realizable value of inventory (including obsolete materials).

Note 5 - Stock Options and Equity Transactions

On August 19, 1993, the Board of Directors adopted the 1993 Stock Option Plan (the “1993 Plan”) for employees, consultants, and directors who are not also employees of the Company (outside directors). This plan reached its ten-year expiration during 2003. During the 2003 annual meeting of shareholders, the Company’s shareholders approved a new 2003 Equity Incentive Plan (the “2003 Plan”) to take the place of the expiring 1993 Plan. Unissued options from the 1993 Plan were used to fund the 2003 Plan. The maximum number of shares issuable under these plans was 14,011,468. The 1993 Plan and the 2003 Plan are collectively referred to as the “Plan”. During October 2005, the Company’s Board

of Directors approved amendments to the 2003 Plan, subject to approval by the Company’s stockholders, that would: (i) increase by 12,000,000 the number of shares of common stock available for grant under the 2003 Plan and (ii) make shares allocated to the 1993 Plan but ultimately unused available for use under the 2003 Plan up to a maximum of 5,000,000 shares. The Board of Directors has recommended that the Company’s stockholders vote to approve the amendments to the 2003 Plan at the Company’s Annual Meeting of Shareholders scheduled for December 9, 2005.

For employees and consultants, the Plan provides for granting of Incentive Stock Options (“ISOs”) and Nonstatutory Stock Options (“NSOs”). In the case of ISOs, the exercise price shall not be less than 100% (110% in certain cases) of the fair value of the Company’s common stock, as determined by the Compensation Committee or full Board as appropriate (the “Committee”), on the date of grant. In the case of NSOs, the exercise price shall be determined by the Committee, on the date of grant. The term of options granted to employees and consultants will be for a period not to exceed 10 years (five years in certain cases). Options granted under the Plan default to vest over a four-year period (one-fourth of options granted vest after one year from the grant date and the remaining options vest ratably each month thereafter), but the vesting period is determined by the Committee and may differ from the default period. In addition, the Committee may authorize option grants with vesting provisions that are not based solely on employees’ rendering of additional service to the Company.

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

On July 1, 2000, FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25” (“FIN 44”) was adopted by the Company. FIN 44 requires that stock options that have been modified to reduce the exercise price be subject to variable accounting. The Company accounts for employee stock options under APB Opinion No. 25 and non-employee stock options under Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (“SFAS No. 123”).

On May 10, 1999, as described above, the Company re-priced certain stock options granted to employees and in accordance with US GAAP, at that time, the Company accounted for the re-priced stock options as “fixed”. As a result of adopting FIN 44, the Company is required to apply variable accounting to these options. If the market price of the Company’s common stock increases above the July 1, 2000 market price, the Company will have to recognize additional compensation expense equal to the increase in stock price multiplied by the number of re-priced options. No additional expense will be recognized if the stock does not exceed the July 1, 2000 value. However, the impact cannot be determined as it is dependent on the change in the market price of the common stock from July 1, 2000 until the stock options are exercised, forfeited, or expire unexercised. Because the stock price on September 30, 2005 was below that of July 1, 2000, no expense has been recognized during the period.

On February 5, 2001, the Company’s Board of Directors authorized the re-pricing of certain “out of the money” stock options granted to employees during the calendar year of 2000 to the closing share price on such date, or $1.9375 per share. This re-pricing causes these options to be subject to variable accounting as described in FIN 44. Because the stock price on September 30, 2005, was lower than the re-priced strike price no gain or loss was recognized during the period.

On April 1, 2002, the Company’s Board of Directors authorized the re-pricing of certain “out of the money” stock options granted to employees. A new strike price of $0.81 per share was established, provided the respective employees remain with the Company for at least six months following the re-pricing date. In addition, certain stock options granted to directors were repriced, with a new strike price of $1.00 per share. As the stock price on September 30, 2005, was lower than the re-priced strike price no gain or loss was recognized during the period.

On October 31, 2003, the Company’s Board of Directors authorized the re-pricing of certain “out of the money” stock options granted to directors. A new strike price of $0.24 per share was established. Non-cash charge reversals of (none) and ($42,000) were recognized during the three month and nine month periods ending September 30, 2005, respectively, to reflect the $0.26 closing price of the Company’s common stock on September 30, 2005.

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

Charges of $276,000 and $841,000 were recognized during the three month and nine month periods ending September 30, 2005, respectively, to recognize the value of the discounts above. Additionally, certain of these 2003 options were deemed to be properly accounted for using variable accounting. Despite the period of time involved, the Company determined that the lesser of those options granted or cancelled should receive variable accounting treatment as if the former option terms were adjusted prospectively. As such, a charge reversal of ($16,000) was recognized during the first quarter 2005 to reflect the $0.31 closing price of the Company’s common stock as of March 31, 2005. No charge or charge reversal was recognized during the second quarter 2005 or third quarter 2005.

During 2004, in addition to the disclosure above, the Company’s Board of Directors granted 854,000 stock options to the Company’s employees and non-employee Board members. These grants were issued at the closing market price on the date of grant.

During the first nine months of 2005, the Company’s Board of Directors granted 1,515,000 stock options to the Company’s employees, and an additional 1,550,000 stock options that may vest as a result of certain performance objectives being met. All of these grants were issued at the closing market price on the date of grant.

On August 2, 2005, the Company completed a financing transaction with its two largest shareholders (including their affiliates). These entities, including affiliates, are also the Company’s lenders, with a total of $10.3 million in principal and interest due as of September 30, 2005. In exchange for 20 million shares of common stock, the Company received $4.4 million. In addition, the $10.3 million in debt, including accrued interest, which was due April 1, 2006, is now due August 1, 2007. Finally, the lenders agreed to waive their right to be repaid with new financing proceeds, allowing the Company to utilize the funds for product development or otherwise as it chooses. Pursuant to the provisions of Section 16 of the Exchange Act these entities also remitted approximately $0.6 million in profits from sales of Company common stock during the six months preceding this financing.

Note 6 - Debt and Financial Position

As of the reporting date, the Company has a total of $10.3 million in principal and interest outstanding from debt financing under a credit line, as described below. During October 2002, the Company entered into an Uncommitted Line of Credit with its two largest shareholders, an affiliate of Elliott Associates, L.P. (Manchester Securities Corporation) and Alexander Finance, L.P. This line provided up to $4 million to the Company. This line is uncommitted, such that each new borrowing under the facility is subject to the approval of the lenders. Borrowings on this line initially bore an interest rate of 9.5% and are collateralized by all the assets of the Company. Outstanding loans under this agreement are required to be repaid on a priority basis should the Company receive new funding from other sources. Additionally, the lenders were entitled to receive warrants to the extent funds were drawn down on the line. The warrants bore a strike price of $0.20 per share of common stock and were to expire on April 15, 2004. The credit line was to mature and be due, including accrued interest thereon, on March 31, 2004. Due to an agreement between the parties no warrants were issued with subsequent borrowings. During February 2004, the warrant holders exercised all of their warrants, contributing $2 million to the Company in exchange for 10 million shares of common stock.

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

During October 2003, the Company entered into an agreement with its lenders to supplement the credit line with an additional $2 million, $1 million of which was drawn immediately and $1 million subsequently drawn upon the Company’s request and approved by the lenders. This supplemental facility bore a 14% rate of interest and was due October 31, 2004. The term of the previous credit line was not affected by this supplement, and as such the $4 million borrowed under that line, plus accrued interest, remained due March 31, 2004.

During February 2004, these credit lines were extended to a due date of April 2005, with interest after the initial periods to be charged at 14%. No warrants or other inducements were issued with respect to these extensions. Additionally, the lenders exercised their 10 million warrants during February 2004, agreeing to let the Company use the funds for general purposes as opposed to repaying debt.

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

On August 2, 2005, in connection with the financing described previously in Note 2, the Company and its lenders agreed to extend the due date from April 1, 2006 until August 1, 2007. In addition, the lenders waived their right to be paid with proceeds of the financing, allowing the Company to utilize the funds for product development or otherwise as it chooses. No warrants or other inducements were issued as a result of this transaction.

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

General

The following is a discussion and analysis of the historical results of operations and financial condition of the Company and factors affecting the Company’s financial resources. This discussion should be read in conjunction with the financial statements, including the notes thereto, set forth herein under “Part I. - Financial Information” and “Item 1. Financial Statements” and in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004. This discussion contains forward-looking statements which involve certain risks, uncertainties and contingencies which could cause the Company’s actual results, performance or achievements to differ materially from those expressed, or implied, by such forward-looking statements. Such factors include those described in “Risk Factors” included in the Company’s Annual Report on Form 10-K/A and in the attached exhibit to this report, which is incorporated herein by reference. The forward-looking statements included in this report may prove to be inaccurate. In light of the significant uncertainties inherent in these forward-looking statements, you should not consider this information to be a guarantee by the Company or any other person that our objectives and plans will be achieved.

The Company develops and sells solutions designed to optimize the Radio Frequency (“RF”) link within wireless networks. RF link, or Radio link, is the signal between the mobile device (e.g., mobile phone) and the base station (“Link”). Reverse link is the signal from the mobile device to the base station. Forward link is the signal from the base station to the mobile device. The Company’s array of solutions includes its ANF product line (adaptive notch filter, “ANF”™), the RF² product family (radio link radio frequency fidelity, “RF²” ™), services and other solutions, all focused on optimizing RF handling in order to improve system performance and integrate disparate technologies as required by operators.

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

Summary of Recent Developments

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

The first quarter of 2005 provided the conclusion of the patent litigation appeal process, the addition of John Thode as President and CEO of the Company, and an overall increase in business activity from prior years as seen in increased revenues, product shipments, and the expansion of the Company’s portfolio of RF solutions. The second and third quarters of 2005 focused on new product development and release, the pursuit of new customers, and continued progress relative to prior years.

The wireless telecommunications industry continues to promote data services and consolidate with an increased requirement for disparate technologies to co-exist. These are trends that the Company looks to take advantage of with its RF management products. In addition, the Company seeks to broaden its customer base by expanding the Company’s product solutions and geographical commercial efforts. Despite these improvements, the wireless telecommunications industry is subject to risks beyond the Company’s control that can negatively impact customer capital spending budgets and/or spending patterns. For these and other reasons, the Company’s financial statements have been prepared assuming the Company will continue as a going concern (see Note 2). Please note the financing event that occurred on August 2, 2005 as described in the Liquidity section below.

Results of Operations

Three Months Ended September 30, 2005 and 2004

The Company’s net sales increased $1,330,000, or 188%, to $2,037,000 for the three months ended September 30, 2005 from $707,000 for the same period in 2004. This increase was due primarily to the shipment of more ANF products, as well as the expansion of the RF² product family, and related revenues during the third quarter of 2005 relative to the third quarter of 2004. The Company anticipates its unit volume and related revenue for both product families to increase during the fourth quarter of 2005 as compared to the fourth quarter of 2004, due to existing and/or anticipated customer orders. The Company’s order backlog entering the fourth quarter is minimal, but it is pursuing substantial potential revenue.

Cost of sales increased by $308,000, or 66%, to $772,000 for the three months ended September 30, 2005 from $464,000 for the same period in 2004. The increase in cost of sales was due to the increase in sales volume partially offset by the more efficient allocation of fixed expenses, primarily due to the relocation of the Company’s facilities during the third quarter of 2004, the expansion of the supply chain for the Company’s products, including sourcing certain parts from Asia, and other efficiencies.

The Company’s research and development (“R&D”) expenses increased by $100,000, or 31%, to $420,000 for the three months ended September 30, 2005, from $320,000 for the same period in 2004. The Company added a significant number of products to its RF² product family during 2005, including a PCS spectrum portfolio. The Company expects to continue to invest more in R&D during the fourth quarter of 2005 and into 2006 for both product families than during 2004 as it expands both its existing product families and develops two new product lines that it believes would be applicable beyond wireless cellular telecommunications.

Selling and marketing expenses increased by $120,000, or 36%, to $450,000 for the three months ended September 30, 2005, from $330,000 for the same period in 2004. The Company has continued to add personnel in this area as it pursues larger business opportunities and additional customers, and thus expects to continue to incur at least this level of selling and marketing expenses in future periods.

General and administrative expenses decreased by $222,000, or 21%, to $824,000 for the three months ended September 30, 2005, from $1,046,000 for the same period in 2004. This decrease was primarily attributable to an overall decrease in legal expenses related to the concluded patent litigation and the reduction in facility costs.

Nine Months Ended September 30, 2005 and 2004

The Company’s net sales increased $5,843,000, or 296%, to $7,815,000 for the nine months ended September 30, 2005 from $1,972,000 for the same period in 2004. This increase was due primarily to the expansion of the RF² product family and related revenues, particularly from data network deployments. Also contributing to the improvement was the shipment of more ANF products during

2005 then the comparable period of 2004. The Company anticipates its unit volume and related revenue to increase during the fourth quarter of 2005 as compared to the fourth quarter of 2004, due to existing and/or anticipated customer orders for both product families. The Company’s order backlog entering the fourth quarter is minimal, but it is pursuing substantial potential revenue.

Cost of sales increased by $2,657,000, or 216%, to $3,888,000 for the nine months ended September 30, 2005 from $1,231,000 for the same period in 2004. The increase in cost of sales was due to the increase in sales volume partially offset by the more efficient allocation of fixed expenses and other efficiencies, primarily due to the relocation of the Company’s facilities during the third quarter of 2004, the expansion of the supply chain for the Company’s products, including sourcing certain parts from Asia, and other efficiencies.

The Company’s R&D expenses increased by $561,000, or 74%, to $1,321,000 for the nine months ended September 30, 2005, from $760,000 for the same period in 2004. The Company expensed $200,000 of capitalized patent-related charges during the second quarter 2005, as it deemed such items to be unlikely to generate significant future revenues. The Company added a significant number of products to its RF² product family during 2005, including a multicoupler solution and a PCS spectrum portfolio. The Company expects to continue to invest more in R&D during the fourth quarter of 2005 and into 2006 for both product families than during 2004 as it expands both its existing product families and develops two new product lines that it believes would be applicable beyond wireless cellular telecommunications.

Selling and marketing expenses increased by $458,000, or 57%, to $1,262,000 for the nine months ended September 30, 2005, from $804,000 for the same period in 2004. The Company has continued to add personnel in this area as it pursues larger business opportunities and additional customers, and thus expects to continue to incur a higher level of selling and marketing expenses in future periods.

General and administrative expenses decreased by $776,000, or 23%, to $2,588,000 for the nine months ended September 30, 2005, from $3,364,000 for the same period in 2004. This decrease was primarily attributable to an overall decrease in legal expenses related to the concluded patent litigation and the reduction in facility costs.

Liquidity and Capital Resources

At September 30, 2005, the Company’s cash and cash equivalents were $4,994,000, an increase of $4,592,000 from the balance at December 31, 2004 of $402,000.

During the third quarter 2005, the Company realized cash from the financing transaction and recovery of short-swing profits pursuant to Section 16 of the Exchange Act described below, offset in part by an increase in accounts receivable balance. The difference was roughly the same as the sum of the increase in net cash and the cash flow for the period.

The continuing development and expansion of sales of the Company’s RF management solutions product lines will require a commitment of additional funds (see below). The actual amount of the Company’s future funding requirements will depend on many factors, including: the amount and timing of future revenues, the level of product marketing and sales efforts to support the Company’s commercialization plans, the magnitude of the Company’s research and product development programs, the ability of the Company to improve product margins, and the costs involved in protecting the Company’s patents or other intellectual property.

The Company completed a financing transaction with its two largest shareholders (including their affiliates) on August 2, 2005. These entities, including affiliates, are also the Company’s lenders, with a total of $10.3 million in principal and interest due as of September 30, 2005. In exchange for 20 million shares of common stock, the Company received $4.4 million. In addition, the debt, which was due April 1, 2006, is now due August 1, 2007. Finally, the lenders agreed to waive their right to be repaid with new financing proceeds, allowing the Company to utilize the funds for product development or otherwise as it chooses. Pursuant to the provisions of Section 16 of the Exchange Act, these entities also remitted approximately $0.6 million in profits from sales of Company common stock during the six months preceding this financing.

Excluding working capital that may be required in order to support potentially significant increases in sales volume and/or potential outlays that may be used to support new product development efforts, the Company believes that, as the Company’s business is currently operated, the Company has sufficient funds to operate its business through 2006. However, if the Company’s product development and/or sales efforts expand at a substantially faster pace, or if customer orders increase to the point that it has to fund significantly more production, the Company may need additional financing to support such efforts. In addition, any potential defense of the Company’s intellectual property or product line development or expansion, may require a commitment of funds. If one or more such events occurs, the Company will look into augmenting its existing capital position to evaluate potential short-term and long-term sources of capital whether from debt, equity, hybrid, or other methods. The actual amount of the Company’s future funding requirements will depend on many factors, including: the amount and timing of future revenues, the level of product marketing and sales efforts to support the Company’s commercialization plans, the magnitude of its research and product development programs, the ability of the Company to improve or maintain product margins, and the cost of protecting the Company’s patents or other intellectual property.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The Company does not have any material market risk sensitive instruments.

Item 4.	Controls and Procedures.

(a)	An evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2005. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms.

(b)	There were no significant changes in the Company’s internal control over financial reporting identified in connection with the evaluation of such controls that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is not a party to any current or pending litigation.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibits: A list of exhibits is set forth in the Exhibit Index found on page 19 of this report.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of November 2005.

ISCO International, Inc.

By:	/s/ JOHN THODE
Mr. John Thode President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ FRANK CESARIO
Frank Cesario Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Risk Factors.