Form 10-K
period 2005-12-31
ISCO INTERNATIONAL INC
filed 2006-03-31
CIK 888693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from              to

Commission File Number 0-27718

ISCO INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-3688459
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1001 Cambridge Drive Elk Grove Village, Illinois	60007
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (847) 391-9400

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, Par Value $0.001 Per Share and associated Preferred Stock Purchase Rights	American Stock Exchange
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this on Form 10-K or any amendment to this on Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                                               Accelerated filer  ☐                                                 Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $26.7 million based on the last sale price of the common stock on such date as reported on the American Stock Exchange. This calculation excludes more than 60 million shares held by directors, executive officers, and two holders of more than 10% of the registrant’s common stock.

As of March 1, 2006, there were 183,507,236 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

As stated in Part III of this Annual Report on Form 10-K, portions of the registrant’s definitive proxy statement for the registrant’s 2006 Annual Meeting of Stockholders to be held on June 16, 2006 are incorporated by reference in Part III of this Annual Report on Form 10-K.

-i-

PART I

Item 1. Business

HISTORY

We were founded in 1989 by ARCH Development Corporation, an affiliate of the University of Chicago, to commercialize superconductor technologies initially developed by Argonne National Laboratory. We were incorporated as Illinois Superconductor Corporation in Illinois on October 18, 1989 and reincorporated in Delaware on September 24, 1993. In 2001, we shifted our focus from solely a superconductive filter provider to a customer-driven provider of more specialized RF management solutions, with a particular focus on interference management, changing our name to ISCO International, Inc. We continue to broaden our solutions with an increasingly comprehensive approach toward optimization of the full radio link of a number of diverse wireless networks. Our facilities and principal executive offices are located at 1001 Cambridge Drive, Elk Grove Village, Illinois 60007 and our telephone number is (847) 391-9400. We maintain a website at http://www.iscointl.com. The information contained therein is not incorporated into this annual report.

BUSINESS STRATEGY

Our strategic goal is to become the leading supplier of RF management solutions to wireless operators. We seek to accomplish its goal by:

•	Marketing our products aggressively to leading wireless operators;

•	Providing customers comprehensive radio link management infrastructure-based solutions for wireless networks;

•	Continuing to build on our strong intellectual property position selectively, emphasizing speed to market; and

•	Outsourcing product manufacturing and reducing product cost.

We are focusing our continuous efforts on winning the support of the world’s leading wireless operators for our RF management solutions. We believe that our ANF and RF² product families, as well as professional service support and other products, make us a preeminent RF management specialist in the market.

We currently outsource production for our products. We believe that we can maintain or achieve targeted product gross margins and minimize capital needs while reducing product costs. We also believe that offering the lowest product cost will further strengthen our ability to achieve our strategic objectives.

LINK ISSUES, INCLUDING INTERFERENCE, AND WIRELESS SYSTEMS

Link issues are a growing problem limiting cell site coverage, capacity and range, as well as mobile transmit power and related battery-life issues. Link problems cause dropped calls, poor call quality, and other service problems that lead to subscriber dissatisfaction and turnover (churn). Interference enters a carrier’s operating frequencies from such sources as: home electronic devices including portable phones, two-way radios used by commercial enterprises and governmental agencies, air-to-ground radio, police, fire and emergency services radio, military radio, wireless data networking systems, television and radio broadcasts, radar and other cellular networks. Interference is also created by electrical sources used to power cellular base station equipment. Interference may begin within a particular frequency or migrate from another frequency. Increased usage of co-location (multiple providers using the same towers), increased sensitivity of non-voice applications, and the continued surge in wireless traffic result in increasing the impact of interference on wireless networks.

We believe the proliferation of wireless devices and high data rate services will exacerbate the amount of interference bombarding carriers’ operating frequencies. Conventional cellular base station equipment does not effectively cope with interference issues. More importantly, the wireless telecommunications industry is undergoing significant transformation as it attempts to integrate existing infrastructure and technologies with new 3G equipment. Additionally, the recent increase in merger activity will force merged companies to integrate disparate technology platforms. Our products are designed to address this expanding market need.

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

Using our solutions to tightly integrate disparate technologies while simultaneously optimizing the radio link, including the mitigation of interference operators can capture additional capacity and utilization, expand cell site range and coverage, reduce dropped calls, and significantly improve overall call quality. High speed data applications have placed a tremendous additional strain on wireless networks. Higher data rates require much cleaner signals than traditional voice-oriented networks that support the data throughput required for many of the highest average revenue per unit applications (including VoIP, music, television and video). As a result, we believe the value proposition and payback of our solutions are improving with increasing demand for high speed data, which we believe will result in increased demand for our solutions. Network capacity, quality and throughput are today the critical competitive differentiators in commercial wireless networks. All of our products improve one or more of these performance factors.

We estimate the economic payback to operators as a result of the use of our solutions should occur in less than one year, sometimes well under one year, depending on traffic levels and overall link quality. We believe our solutions to be the best overall value of all alternatives available in most applications.

Target Market

We believe demand for our products will be primarily driven by the following factors:

1. Existing networks are straining under heavy traffic. According to the Cellular Telecommunications & Internet Association, minutes per user per month increased from 136 minutes in 1998 to 403 minutes in 2002. The same source indicates that total cell phones in use in the United States increased from 4 million in 1990 to 168 million during 2004. According to industry sources, the worldwide number of subscribers using mobile wireless networks increased from 308 million in 1998 to 1 billion in 2004, representing an annual compound growth rate of 21%. The number of handsets sold during 2005 has been reported to exceed 800 million worldwide.

2. The ongoing transition from predominantly voice based networks to data based networks will continue to drive demand for infrastructure enhancements to achieve data and error rates required to support near real time data applications (including VoIP, music, television and video).

3. Interference and coverage issues are primary causes of poor call quality, dropped calls and poor data throughput. We believe that as a result of increasing use of devices such as cellular phones, wireless data networking equipment, wireless consumer appliances and radar, wireless network operators are coming to view interference and coverage management technologies as necessary to protect against their customer bases “churning” to other carriers, especially since the full implementation of number portability (the ability to retain one’s phone number when changing wireless operators – historically a barrier to changing providers).

4. We believe that newer, data-driven wireless networks will require smaller operating cells and more base stations than existing cellular networks in order to cover the same geographic area. This is based on the requirement for a higher quality radio link in order to enable full 3G throughputs required by the most popular applications. It is also based upon an inherent limitation of RF transmissions in higher frequencies. High frequency RF signals require more transmission points for equivalent coverage than signals of lower frequency. Since most 3G technologies are deployed at high frequencies, an operator has to add a significant amount of additional cells to match coverage and in-building penetration capabilities they achieved with their 2G deployments. To minimize the capital investment and maximize the performance and customer satisfaction of their data-driven networks, operators are compelled to look at technology options to overcome these inherent obstacles.

5. The wireless telecommunications industry is undergoing significant transformation due to industry consolidation. The primary competitive driver is to reduce the cost bases, both capital and recurring costs, mostly achieved by reducing the number of cells required to support the combined customer base. This creates demanding requirements to integrate disparate technologies, frequency spectrums, and legacy platforms while at the same time enabling the integrations of advanced technologies and services. The Company’s products enable this integration while simultaneously optimizing the RF performance of the overall system.

In summary, we believe we have differentiated technologies in radio link management and optimization and are customer-driven to closely align our solutions to their specific needs thereby maximizing our value-add to our customers. Our goal is to continue to position ourselves as a leader in this segment of the wireless industry.

TECHNOLOGY OVERVIEW

A wireless base station is roughly divided into two halves: the digital portion and the so-called “RF” portion.

Our core expertise is the application of technology and experience to RF systems, though we are beginning to implement RF solutions utilizing digital technologies. The components in the receiver front-end are designed to acquire the desired information-bearing signal and pass it through to the digital portion of the system, where it is processed digitally and the user information is extracted. Typically, a portion of the signal is lost as it passes through the RF components. Further, undesired interference (inband and out of band) also leaks into the system due to imperfections in the characteristics of the RF devices.

The use of our solutions for wireless RF systems is based on creating RF components which block or mitigate the impact of interference, optimize signal processing within the radio path while introducing very little signal loss or degradation.

Our two current primary product families are: (i) Adaptive Notch Filter (ANF ™), which dynamically and adaptively identifies and eliminates direct in-band interference in the radio link of a wide-band system such as CDMA or UMTS; (ii) Radio Link Radio Frequency Fidelity (RF² ™), which includes ultra linear low-noise amplifier receivers, multi-couplers, filters and duplexers that enable full and integrated upgrades of legacy systems to 3G technologies resulting in a significant overall improvement in system performance, such as both dropped calls and increased data throughput. These products are designed for efficient production, emphasizing solid-state electronics over mechanical devices with moving parts.

RF² (Radio link Radio Frequency Fidelity)

We introduced our RF² products in September 2003, we began to add new products to our RF² family in 2004, and added a significant number of products in 2005. The RF² product family is comprised of solutions that focus on optimizing RF handling in order to improve system performance, integrate the disparate technologies utilized by operators, and enable next generation 3G upgrades. The RF² product family is designed to improve capacity and coverage in cellular base stations through state of the art low noise RF amplification, filtering, and combining and integration technologies.

The basic RF² product is a radio link solution designed and priced for network-wide deployment, improving system coverage integrity, in-building penetration, and voice/data capacity. This leads to improvement in wireless user perceived quality by reducing failed connection attempts and dropped calls, and improving handset battery life.

Our RF² products are easy to install, maintenance-free, and a fraction of the cost of more exotic solutions such as HTS. Additionally, our RF² solution has been shown to deliver results generally comparable to HTS-based solutions without a cryogenic cooler or other moving parts. We believe that the ease of integration and value compete strongly with these and other solutions.

RF² Competition

OEM competition includes solutions such as adding a carrier to the cell sites (to increase capacity), cell splitting, or even adding an entirely new base station so as to add capacity and coverage. After-market competition includes repeaters, TMA’s (“tower-mounted amplifiers”), and HTS receiver front ends, as well as duplexers and other non-integrated solutions. We believe these products may generally improve the coverage of the network, but lack the value of our fully integrated link management solutions.

Adaptive Notch Filters

Our patented ANF system identifies and suppresses in-band interference in the radio link of a wide-band system such as CDMA or UMTS. If interference is not eliminated, the radio link of the system may be reduced, possibly to the point of not allowing any calls on the entire channel. The ANF unit continuously monitors the power spectral density across the carriers in use and identifies narrow-band interference. The severity of multiple in-band interferers is prioritized, and through software control, the ANF unit dynamically inserts a highly selective filter to eliminate multiple interferers with minimal impact on the desired broadband signal. The objective of the ANF system is for operators to realize significant gains in performance in coverage and capacity. An entire network of ANF hardware can be managed via the web-based management software that supports the hardware. We believe our patented ANF technology is the only in-band dynamically controlled interference management solution commercially available to the marketplace today.

Our current product is focused on CDMA networks. A product evolution path is planned to extend the range of applications into wide-band spread spectrum systems (W-CDMA), including, for example, upgrades of GSM systems to UMTS and similar 3G technology. During the first quarter of 2006, we launched our first ANF solution that protects PCS (1900 MHz). This solution features a digital front end and modular design for easy adaptation to customer requirements. This new platform has significantly expanded our addressable market and will also serve as an enabler to a larger suite of dynamically adaptable RF multiplexer solutions.

We have also developed a network-wide, web-based network management tool (web monitor), allowing our customers to perform management functions for all ANF units throughout the system. This tool with a graphical user interface allows the service provider to control, configure, and monitor the ANF units remotely from the network management center. This includes:

•	Remote configuration of parameters within all ANF units;

•	Remote monitoring of alarm status for all ANF units;

•	Observe interference and notch activity from all units; and

•	View on-line event data and reports based on measured performance data.

We have industry leading expertise in the optimization of networks. To facilitate rapid penetration of ANF, we offer professional services to the service providers’ engineering teams to identify and quantify interference, and, its effects on network performance. We have developed the following custom software and hardware tools to perform interference analysis and interference audit. iSMART (Interference from System Metric Analysis Rules Tool) is a software tool that enables a service provider to identify potential ANF candidate sectors/cell sites by analyzing the system performance metrics data generated in their network. Automated Test Equipment, ANF-on-wheels and ANF Web Monitor is a software/hardware combination that allows us to perform interference audits at cell sites of service providers regardless of the frequency band of operation. This service helps quantify interference and identify new markets (frequency bands) with high interference.

ANF competition

We believe our patented ANF technology is the only in-band dynamically controlled interference management solution commercially available to the marketplace today. We hold proprietary technology on ANF.

Direct Competition — After-Market Vendors

Fixed-frequency notch filters are the main form of direct competition. However, these will only work in a static interference environment, and hence do not satisfy the need of dynamic interference detection and elimination as observed in a vast majority of in-band interference scenarios. Smart antennas were also developed with the intent of in-band interference mitigation. However, we believe these solutions have limited applicability and effectiveness in eliminating in-band interference, particularly in a CDMA-based network, and are typically substantially more expensive (in addition to being less effective) than our ANF solution.

Direct Competition — OEMs

Digital-signal-processing based solutions may be under development by the various OEMs. Even if the manufacturers do develop such a solution for in-band interference, we believe that they would have limited dynamic range and hence would only be able to mitigate low-power interference. Most importantly they would likely not be available for deployment on the hundreds of thousands of legacy cell sites currently in service.

Indirect Competition — OEMs

Indirect competition does not directly address the problem of in-band interference, but could be viewed as a method for circumventing the problem. Examples include adding a carrier to a cell site (to increase capacity), cell splitting, or even adding an entirely new base station. These methods seek to overcome the effects of the interference by a brute force of added capacity and higher signal-to-noise in a problematic location. However, we believe these solutions to be very costly and do not guarantee adequate increased performance due to absolute limiting effects of in-band interference in certain situations.

Indirect Competition — After-Market Vendors

Other forms of indirect competition include repeaters, TMA’s, and HTS receiver front ends. As with the OEM-based solutions, we do not believe these directly address the problem of in-band interference.

Product Benefits

Our products are designed to address the high performance RF needs of domestic and international commercial wireless telecommunication systems by providing the following advantages:

Enable Deployment of Data Networks. Beginning in 2005, our solutions have been utilized with data network deployments. These deployments require upgrades and changes to existing infrastructure. Our products have proven effective in helping customers in this area. It is generally expected that data networks will continue to be widely deployed, in the United States and internationally, during 2006 and beyond.

Technology Integration due to Expansion or Consolidation. The wireless telecommunications industry is undergoing significant transformation due to industry consolidation. The primary competitive driver is to reduce the cost bases, both capital and reoccurring costs, mostly achieved by reducing the number of cells required to support the combined customer base. This creates demanding requirements to integrate disparate technologies, frequency spectrums, and legacy platforms while at the same time enabling the integrations of advanced technologies and services. Our products enable this integration while simultaneously optimizing the RF performance of the overall system.

Greater Network Capacity and Utilization. Our solutions can increase capacity and utilization by up to 70% or more. In some cases, capacity increases because channels which were previously unusable due to interference are recovered. In other cases, system utilization increases because of lower levels of blocked or dropped calls, and increases in the ability of the system to permit weak signals to be processed with acceptable call quality.

Improved Base Station Range. Our RF systems can extend the radio link range of a wireless system by up to 30% or more. Greater range can reduce a service operator’s capital expenditure per customer in lower density areas by filling in coverage gaps in existing systems or by reducing the number of required cell sites for new system deployments.

Improved Flexibility in Locating Base Stations. Our RF products can allow wireless telecommunications service providers to co-locate base stations near other RF transmitters. Our products allow the cell site radio to better tolerate RF interference while reducing out-of band signals that could interfere with other nearby wireless telecommunication operators.

Improved Call Quality – Fewer Dropped Calls and Failed Connection Attempts. Our products improve call quality by reducing dropped and blocked calls. During commercial installations, our RF products have demonstrated drastic reduction in dropped calls, by as much as 50% or more. Our products similarly reduce the number of ineffective connection attempts and dead zones within networks.

Reduced Mobile Transmit Power. By improving the radio link, reducing the system’s noise floor and mitigating the destructive impact of interference, our solutions greatly reduce required mobile transmit power. This improves battery life, among other benefits.

COMPANY HIGHLIGHTS

Sales and Marketing

Until recently, we had historically focused our sales and marketing effort on U.S. wireless service providers for retrofit applications. To date, we have sold our products to many of the largest cellular operators in the United States as well as to mid-size and smaller U.S. wireless operators.

Recently, we started targeting certain international customers, marketing both our existing products and presenting the benefits of our interference-management technology in the design and early stage deployments of new systems. Targeted regions have included China and other parts of the Far East as well as several countries within Latin America. We have engaged professional representatives in these areas to facilitate entry into the markets and follow-on services. Such represntatives typically help by providing customer contacts and relationships, in marketing, field support, and distribution.

Sales to three customers accounted for 97% and 94% of our total revenues for 2005 and 2004, respectively. During 2005, the top three customers were Verizon Wireless, Alltel Corporation, and Bluegrass Cellular Corporation, respectively. In addition, a significant amount of our technical and managerial resources have been focused on working with these and a limited number of other operators and OEMs. Our sales, in dollars, to non-”top three” customers during 2005 was roughly twice the 2004 amount, reflecting a continued expansion in our customer base.

Manufacturing

We emphasize the outsourcing of our manufacturing processes in order to provide predictable product yields and easy expansion to meet increased customer demand. Toward that end, we currently produce all of our products through third party manufacturers. We believe there are multiple sources available for manufacturing and foresee no problem continuing to apply our outsourcing strategy. Our internal manufacturing and test capability can be found in Elk Grove Village, IL.

Research and Development

Our R&D efforts have been focused on developing and improving RF products for wireless telecommunications systems. As a result of such efforts, product performance has been improved, product size has been reduced, production costs have been lowered, product functionality has been increased, and product packaging has been streamlined. We are currently developing related products that are synergistic with our core offerings and which utilize our core technical competencies in the radio link management arena, allowing us to deliver our solutions to more customers.

Our total R&D expenses during 2003, 2004 and 2005 were approximately $988,000, $1,119,000, and $1,767,000, respectively.

Intellectual Property and Patents

We regard certain elements of our product design, fabrication technology and manufacturing process as proprietary and protect our rights in them through a combination of patents, trade secrets and non-disclosure agreements. We also have obtained exclusive and non-exclusive licenses for technology developed with or by our research partners, which have included Argonne National Laboratory and Northwestern University. We believe that our success will depend in part upon the protection of our proprietary information, our patents and licenses of key technologies from third parties, and our ability to operate without infringing on the proprietary rights of others.

HTS Technology

We spent many years developing HTS applications, resulting in a number of products, processes and materials related to HTS. This experience has helped us offer our current set of state of the art solid-state solutions, such that the underlying technology is being utilized in the marketplace today and may be even more fully utilized in the future.

There are two ways of designing an HTS component – “thin-film” and “thick-film” techniques. We have technologies in both aspects that may have application to specific, but currently limited markets. We are prepared to address those segments should the opportunity present itself, but currently have chosen to focus on higher value-added, solid state solutions appropriate for the wireless telecommunications application.

Patents

We have applied for patents for inventions developed internally and acquired patents, through assignment of a license from the Canadian government, in connection with the purchase of the Adaptive Notch Filtering business unit of Lockheed Martin Canada. One of our patents is jointly owned with Lucent Technologies, Inc. Furthermore, we expect to pursue foreign patent rights on certain inventions and technologies critical to our products. Please refer to Note 2 of our Financial Statements for a discussion of patent useful lives and amortization.

Government Regulations

Although we believe that our wireless telecommunications products themselves are not licensed or governed by approval requirements of the Federal Communications Commission (“FCC”), the operation of base stations is subject to FCC licensing and the radio equipment into which our products would be incorporated is subject to FCC approval. Base stations and the equipment marketed for use therein must meet specified technical standards. Our ability to sell our RF products is dependent on the ability of wireless base station equipment manufacturers and of wireless base station operators to obtain and retain the necessary FCC approvals and licenses. In order to be acceptable to base station equipment manufacturers and to base station operators, the characteristics, quality, and reliability of our base station products must enable them to meet FCC technical standards.

We may use certain hazardous materials in our research, development and any manufacturing operations. As a result, we may be subject to stringent federal, state and local regulations governing the storage, use and disposal of such materials. It is possible that current or future laws and regulations could require us to make substantial expenditures for preventive or remedial action, reduction of chemical exposure, or waste treatment or disposal. We believe we are in material compliance with all environmental regulations and to date we have not had to incur significant expenditures for preventive or remedial action with respect to the use of hazardous materials.

Employees

As of January 12, 2006, we had a total of 30 employees, 10 of whom hold advanced degrees. Of the employees, 3 are engaged in manufacturing and production, 12 are engaged in research, development and engineering, and 10 are engaged in marketing and sales, and 5 are engaged in finance and administration. We also periodically employ other consultants and independent contractors on as as-needed basis. None of our employees are covered by a collective bargaining agreement. We believe that our relationship with our employees is good.

FORWARD- LOOKING STATEMENTS

Because we want to provide investors with more meaningful and useful information, this Annual Report on Form 10-K (“Form 10-K”) contains, and incorporates by reference, certain forward-looking statements that reflect our current expectations regarding its future results of operations, performance and achievements. We have tried, wherever possible, to identify these forward-looking statements by using words such as “anticipates,” “believes,” “estimates,” “expects,” “designs,” “plans,” “intends,” “looks,” “may,” and similar expressions. These statements reflect our current beliefs and are based on information currently available to us. Accordingly, these statements are subject to certain risks, uncertainties and contingencies, including the factors set forth under Item 1A, Risk Factors, which could cause our actual results, performance or achievements for 2006 and beyond to differ materially from those expressed in, or implied by, any of these statements. You should not place undue reliance on any forward-looking statements. Except as otherwise required by federal securities laws, we undertake no obligation to release publicly the results of any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date of this prospectus or to reflect the occurrence of unanticipated events.

Item 1A. Risk Factors

The following factors, in addition to other information contained herein, should be considered carefully in evaluating us and our business.

RISKS RELATED TO THE OPERATIONS AND FINANCING OF THE COMPANY

We have a history of losses that raises doubts about our ability to continue as a going concern

We were founded in October 1989 and through 1996 we were engaged principally in research and development, product testing, manufacturing, marketing and sales activities. Since 1996, we have been actively selling products to the marketplace and we continue to develop new products for sale. We have incurred net losses since inception. As of December 31, 2005, the accumulated deficit was approximately $160 million. We have only recently begun to generate revenues from the sale of our ANF and RF² products. Accordingly, although we showed a substantial improvement in revenue and net result in 2005 and we have indicated the expectation of continued improvement during 2006, it is nonetheless possible that we may continue to experience net losses and cannot be certain if or when we will become profitable.

These conditions raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments relating to the recoverability of reported assets or liabilities should we be unable to continue as a going concern.

If we fail to obtain necessary funds for our operations, we may be unable to maintain or improve on our technology position and unable to develop and commercialize our products

To date, we have financed our operations primarily through public and private equity and debt financings, and most recently through several financings with affiliates of our two largest shareholders. We believe that we have sufficient funds to operate our business as it was managed during 2005 through 2006. However, we project increases in working capital requirements in order to pursue significant business opportunities during 2006 and beyond, and also expect to spend additional financial resources in the expansion of our business and product offering. As such, we may require additional capital during the second half of 2006. We intend to look into augmenting our existing capital position by continuing to evaluate potential short-term and long-term sources of capital whether from debt, equity, hybrid, or other methods. The primary covenant in our existing debt arrangement involves the right of the lenders to receive debt repayment from the proceeds of new financing activities. This covenant may restrict our ability to apply the proceeds of a financing event toward operations until the debt is repaid in full.

Our continued existence is therefore dependent upon our continued ability to raise funds through the issuance of our equity securities or borrowings. Our plans in this regard are to obtain other debt and equity financing until such time as profitable operation and positive cash flow are achieved and maintained.

Although we believe, based on the fact that we have raised funds through sales of common stock and from borrowings over the past several years, that we will be able to secure suitable additional financing for our operations, there can be no guarantee that such financing will continue to be available on reasonable terms, or at all. As a result, there is no assurance that we will be able to continue as a going concern.

The actual amount of future funding requirements will depend on many factors, including: the amount and timing of future revenues, the level of product marketing and sales efforts to support our commercialization plans, the magnitude of research and product development programs, the ability to improve or maintain product margins, and the costs involved in protecting patents or other intellectual property.

We have limited experience in manufacturing, sales and marketing and dependence on third party manufacturers

For us to be financially successful, we must either manufacture our products in substantial quantities, at acceptable costs and on a timely basis or enter into an outsourcing arrangement with a qualified manufacturer that will allow us the same. Currently, our manufacturing requirements are met by third party contract manufacturers. The efficient operation of our business will depend, in part, on our ability to have these and other companies manufacture our products in a timely manner, cost–effectively and in sufficient volumes while maintaining the required quality. Any manufacturing disruption could impair our ability to fulfill orders and could cause us to lose customers.

In the event that we are unable to enter into a manufacturing arrangement on acceptable terms with a qualified manufacturer, we would have to produce our products in commercial quantities in our own facilities. Although to date we have produced limited quantities of our products for commercial installations and for use in development and customer field trial programs, production of large quantities of our products at competitive costs presents a number of technological and engineering challenges. We may be unable to manufacture such products in sufficient volume. We have limited experience in manufacturing, and substantial costs and expenses may be incurred in connection with attempts to manufacture larger quantities of our products. We may be unable to make the transition to large-scale commercial production successfully.

Our sales and marketing experience to date is very limited. We may be required to further develop our marketing and sales force in order to effectively demonstrate the advantages of our products over other products. We also may elect to enter into arrangements with third parties regarding the commercialization and marketing of our products. If we enter into such agreements or relationships, we would be substantially dependent upon the efforts of others in deriving commercial benefits from its our products. We may be unable to establish adequate sales and distribution capabilities, we may be unable to enter into marketing arrangements or relationships with third parties on financially acceptable terms, and any such third party may not be successful in marketing our products. There is no guarantee that our sales and marketing efforts will be successful.

Management of our growth

Growth may cause a significant strain on our management, operational, financial and other resources. The ability to manage growth effectively may require us to implement and improve our operational, financial, manufacturing and management information systems and expand, train, manage and motivate employees. These demands may require the addition of new management personnel and the development of additional expertise by management. Any increase in resources devoted to product development and marketing and sales efforts could have an adverse effect on financial performance in future fiscal quarters. If we were to receive substantial orders, we may have to expand current facilities, which could cause an additional strain on our management personnel and development resources. The failure of the management team to effectively manage growth could have a material adverse effect on our business, operating results and financial condition.

RISKS RELATED TO OUR COMMON STOCK AND CHARTER PROVISIONS

Volatility of common stock price

The market price of our common stock, like that of many other high-technology companies, has fluctuated significantly and is likely to continue to fluctuate in the future. Since January 1, 1999 and through December 31, 2005, the closing price of our common stock has ranged from a low of $0.11 per share and high of $29.38 per share while the trading price generally ranged from a low of $0.10 per share to a high of $39.00 per share during this time. However, our common stock has not traded above $0.52 per share during 2005. Announcements by us or others regarding the receipt of customer orders, quarterly variations in operating results, acquisitions or divestitures, additional equity or debt financings, results of customer field trials, scientific discoveries, technological innovations, litigation, product developments, patent or proprietary rights, government regulation and general market conditions may have a significant impact on the market price of our common stock. In addition, fluctuations in the price of our common stock could affect our ability to maintain the listing of our common stock on the American Stock Exchange.

Risk of dilution

As of December 31, 2005, we had outstanding options to purchase 8.1 million shares of common stock at a weighted average exercise price of $0.28 per share (1.0 million of which have not yet vested) issued to employees, directors and consultants pursuant to the 2003 Equity Incentive Plan and its predecessor 1993 Stock Option Plan, as amended, the merger agreement with Spectral Solutions, and individual agreements with management and directors. During December 2005, our shareholders voted to increase the number of shares reserved for issuance under the 2003 Equity Incentive Plan by 12 million, and clarified that shares allocated to the 1993 Stock Option Plan but were ultimately unused were to be available for use under the 2003 Equity Incentive Plan, up to a maximum of 5 million shares. In order to attract and retain key personnel, we may issue additional securities, including stock options and grants of restricted shares, in connection with or outside our company employee benefit plans, or may lower the price of existing stock options.

The exercise of options and warrants for common stock and the issuance of additional shares of common stock and/or rights to purchase common stock at prices below market value would be dilutive to existing stockholders and may have an adverse effect on the market value of our common stock.

Concentration of our stock ownership

At the time of this filing, officers, directors and principal stockholders (holding greater than 5% of outstanding shares) together control approximately 45% of the outstanding voting power. Consequently, these stockholders, if they act together, would be able to exert significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change of control of us, even if such a change may be in the best interests of our stockholders. The interests of these stockholders may not always coincide with our interests or the interests of other stockholders. Accordingly, these stockholders could cause us to enter into transactions or agreements that we would not otherwise consider.

Certain provisions in our charter documents have an anti-takeover effect

In February 1996, our Board of Directors adopted a shareholders’ rights plan, commonly known as a poison pill, which had a potential “anti-takeover” effect in that the plan might have delayed, deferred or prevented a change of control of us. This plan expired in February 2006. However, there exist certain other mechanisms that may delay, defer or prevent such a change of control. For instance, our Certificate of Incorporation and By-Laws provide that (i) our Board of Directors has authority to issue series of our preferred stock with such voting rights and other powers as the Board of Directors may determine and (ii) prior specified notice must be given by a stockholder making nominations to the Board of Directors or raising business matters at stockholders meetings. The effect of the anti-takeover provisions in our charter documents may be to deter business combination transactions not approved by our Board of Directors, including acquisitions that may offer a premium over market price to some or all stockholders.

Reporting requirements of a public company

As a public company, we are required to comply with the reporting obligations of the Exchange Act and may be required to comply with Section 404 of the Sarbanes-Oxley Act for our fiscal year ending December 31, 2007. If we fail to comply with the reporting obligations of the Exchange Act and Section 404 of the Sarbanes-Oxley Act, or if we fail to achieve and maintain adequate internal controls over financial reporting, our business, results of operations and financial condition, and investors’ confidence in us, could be materially adversely affected.

As a public company, we are required to comply with the periodic reporting obligations of the Exchange Act, including preparing annual reports, quarterly reports and current reports. Our failure to prepare and disclose this information in a timely manner could subject us to penalties under federal securities laws, expose us to lawsuits and restrict our ability to access financing. In addition, we are required under applicable law and regulations to integrate our systems of internal controls over financial reporting. We plan to evaluate our existing internal controls with respect to the standards adopted by the Public Company Accounting Oversight Board. During the course of our evaluation, we may identify areas requiring improvement and may be required to design enhanced processes and controls to address issues identified through this review. This could result in significant delays and cost to us and require us to divert substantial resources, including management time, from other activities.

TECHNOLOGY AND MARKET RISKS

We are dependent on wireless telecommunications.

The principal target market for our products is wireless telecommunications. The devotion of substantial resources to the wireless telecommunications market creates vulnerability to adverse changes in this market. Adverse developments in the wireless telecommunications market, which could come from a variety of sources, including future competition, new technologies or regulatory decisions, could affect the competitive position of wireless systems. Any adverse developments in the wireless telecommunications market may have a material adverse effect on our business, operating results and financial condition.

We are dependent on the enhancement of existing networks and the build-out of next-generation networks, and the capital spending patterns of wireless network operators.

Increased sales of products are dependent on a number of factors, one of which is the build-out of next generation enabled wireless communications networks as well as enhancements of existing infrastructure. Building wireless networks is capital intensive, as is the process of upgrading existing equipment. Further, the capital spending patterns of wireless network operators is beyond management’s control and depends on a variety of factors, including access to financing, the status of federal, local and foreign government regulation and deregulation, changing standards for wireless technology, the overall demand for wireless services, competitive pressures and general economic conditions. The build-out of next-generation networks may take years to complete. The magnitude and timing of capital spending by these operators for constructing, rebuilding or upgrading their systems significantly impacts the demand for our products. Any decrease or delay in capital spending patterns in the wireless communication industry, whether because of a general business slowdown or a reevaluation of the prospective demand for data and other services, would delay the build-out of these networks and may significantly harm business prospects.

Our success depends on the market’s acceptance of our products.

Our RF products, including our ANF and RF² products, have not been sold in very large quantities and a sufficient market may not develop for these products. Customers establish demanding specifications for performance, and although we believe we have met or exceeded these specifications to date, there is no guarantee that the wireless service providers will elect to use these solutions to solve their wireless network problems. Although we have enjoyed substantial revenue growth over the past year, including the best four revenue quarters in our history during 2005, there is no assurance that we will continue to receive orders from these customers.

Rapid technological change and future competitive technologies could negatively affect our operations.

The field of telecommunications is characterized by rapidly advancing technology. Our success will depend in large part upon our ability to keep pace with advancing our high performance RF technology and efficient, readily available low cost materials technologies. Rapid changes have occurred, and are likely to continue to occur, in the development of wireless telecommunications. Development efforts may be rendered obsolete by the adoption of alternative solutions to current wireless operator problems or by technological advances made by others.

BUSINESS RISKS

Dependence on a limited number of customers

Sales to three of our customers accounted for 97% and 94% of our total revenues for 2005 and 2004, respectively. During 2005, the top three customers were Verizon Wireless, Alltel Corporation, and Bluegrass Cellular Corporation, respectively. In addition, a significant amount of our technical, managerial and working capital resources have been focused on working with these and a limited number of other operators and OEMs. Sales, in dollars, to non-”top three” customers during 2005 was roughly twice the 2004 amount, reflecting a continued expansion in customer base.

We expect that if our products achieve market acceptance, a limited number of wireless service providers and OEMs will account for a substantial portion of revenue during any period. Sales of many of our products depend in significant part upon the decisions of prospective and current customers to adopt and expand their use of these products. Wireless service providers, wireless equipment OEMs and our other customers are significantly larger than we are, and are able to exert a high degree of influence over us. Customers’ orders are affected by a variety of factors such as new product introductions, regulatory approvals, end user demand for wireless services, customer budgeting cycles, inventory levels, customer integration requirements, competitive conditions and general economic conditions. The failure to attract new customers would have a material adverse effect on our business, operating results and financial condition.

We have lengthy sales cycles

Prior to selling products to customers, we may be required to undergo lengthy approval and purchase processes. Technical and business evaluation by potential customers can take up to a year or more for products based on new technologies. The length of the approval process is affected by a number of factors, including, among others, the complexity of the product involved, priorities of the customers, budgets and regulatory issues affecting customers. We may not obtain the necessary approvals or ensuing sales of such products may not occur. The length of customers’ approval process or delays could make our quarterly revenues and earnings inconsistent and difficult to trend.

We are dependant on limited sources of supply

Certain parts and components used in our RF products are only available from a limited number of sources. Our reliance on these limited source suppliers exposes us to certain risks and uncertainties, including the possibility of a shortage or discontinuation of certain key components and reduced control over delivery schedules, manufacturing capabilities, quality and costs. Any reduced availability of such parts or components when required could materially impair the ability to manufacture and deliver products on a timely basis and result in the cancellation of orders, which could have a material adverse effect on our business, operating results and financial condition.

In addition, the purchase of certain key components involves long lead times and, in the event of unanticipated increases in demand for our products, we may be unable to manufacture products in quantities sufficient to meet customers’ demand in any particular period. We have few guaranteed supply arrangements with our limited source suppliers, do not maintain an extensive inventory of parts or components, and customarily purchase parts and components pursuant to actual or anticipated purchase orders placed from time to time in the ordinary course of business.

Related to this topic, we produce substantially all of our products through third-party contract manufacturers. Like raw materials, the elimination of any of these entities or delays in the fulfillment process, for whatever reason, may impact our ability to fulfill customer orders on a timely basis and may have a material adverse effect on our business, operating results, or financial condition.

To satisfy customer requirements, we may be required to stock certain long lead-time parts and/or finished product in anticipation of future orders, or otherwise commit funds toward future purchase. The failure of such orders to materialize as forecasted could limit resources available for other important purposes or accelerate the requirement for additional funds. In addition, such excess inventory could become obsolete, which would adversely affect financial performance. Business disruption, production shortfalls or financial difficulties of a limited source supplier could materially and adversely affect us by increasing product costs or reducing or eliminating the availability of such parts or components. In such events, the inability to develop alternative sources of supply quickly and on a cost-effective basis could materially impair the ability to manufacture and deliver products on a timely basis and could have a material adverse effect on our business, operating results and financial condition.

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

In general, our products carry a warranty of one or two years, limited to replacement of the product or refund of the cost of the product. In addition, we offer our customers extended warranties. Repeated or widespread quality problems could result in significant warranty expenses and/or the loss of customer confidence. The occurrence of such quality problems could have a material adverse effect on our business, operating results and financial condition.

Intense competition, and increasing consolidation in our industry could create stronger competitors and harm the business.

The wireless telecommunications equipment market is very competitive. Many of these companies have substantially greater financial resources, larger research and development staffs and greater manufacturing and marketing capabilities than we do. Our products compete directly with products which embody existing and future competing commercial technologies. Other emerging wireless technologies may also provide protection from RF interference and offer enhanced range to wireless communication service providers, potentially at lower prices and/or superior performance, and may therefore compete with our products. High performance RF solutions may not become a preferred technology to address the needs of wireless communication service providers. Failure of our products to improve performance sufficiently, reliably, or at an acceptable price or to achieve commercial acceptance or otherwise compete with existing and new technologies, would have a material adverse effect on our business, operating results and financial condition.

LEGAL RISKS

Intellectual Property and Patents

Our success will depend in part on our ability to obtain patent protection for our products and processes, to preserve trade secrets and to operate without infringing upon the patent or other proprietary rights of others and without breaching or otherwise losing rights in the technology licenses upon which any of our products are based. We have applied for patents for inventions developed internally and acquired patent rights in connection with the purchase of the Adaptive Notch Filtering business unit of Lockheed Martin Canada. One of the patents is jointly owned with Lucent Technologies, Inc. We believe there are a large number of patents and patent applications covering RF products and other products and technologies that we are pursuing. Accordingly, the patent positions of companies using RF technologies, including us, are uncertain and involve complex legal and factual questions. The patent applications filed by us or others may not result in issued patents or the scope and breadth of any claims allowed in any patents issued to us or others may not exclude competitors or provide competitive advantages. In addition, patents issued to us, our subsidiaries or others may not be held valid if subsequently challenged or others may claim rights in the patents and other proprietary technologies owned or licensed by us. Others may have developed or may in the future develop similar products or technologies without violating any of our proprietary rights. Furthermore, the loss of any license to technology that we might acquire in the future may have a material adverse effect on our business, operating results and financial condition.

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

Older patent applications in the U.S. are currently maintained in secrecy until patents are issued. In foreign countries and for newer U.S. patent applications, this secrecy is maintained for a period of time after filing. Accordingly, publication of discoveries in the scientific literature or of patents themselves or laying open of patent applications in foreign countries or for newer U.S. patent applications tends to lag behind actual discoveries and filing of related patent applications. Due to this factor and the large number of patents and patent applications related to RF materials and technologies, and other products and technologies that we are pursuing, comprehensive patent searches and analyses associated with RF technologies and other products and technologies that we are pursuing are often impractical or not cost-effective. As a result, patent and literature searches cannot fully evaluate the patentability of the claims in our patent applications or whether materials or processes used by us for our planned products infringe or will infringe upon existing technologies described in U.S. patents or may infringe upon claims in patent applications made available in the future. Because of the volume of patents issued and patent applications filed relating to RF technologies and other products and technologies that we are pursuing, we believe there is a significant risk that current and potential competitors and other third-parties have filed or will file patent applications for, or have obtained or will obtain, patents or other proprietary rights relating to materials, products or processes used or proposed to be used by us. In any such case, to avoid infringement, we would have to either license such technologies or design around any such patents. We may be unable to obtain licenses to such technologies or, if obtainable, such licenses may not be available on terms acceptable to us or we may be unable to successfully design around these third-party patents.

Our participation in litigation or patent office proceedings in the U.S. or other countries to enforce patents issued or licensed to us, to defend against infringement claims made by others or to determine the ownership, scope or validity of the proprietary rights of us and others, could result in substantial cost to, and diversion of effort by, us. The parties to such litigation may be larger, better capitalized than we are and better able to support the cost of litigation. An adverse outcome in any such proceedings could subject us to significant liabilities to third parties, require us to seek licenses from third parties and/or require us to cease using certain technologies, any of which could have a material adverse effect on our business, operating results and financial condition.

Litigation

We have no active lawsuits, nor any pending to the best of our knowledge. If we are not successful in defending against whatever claims and charges may be made against us in the future, there may be a material adverse effect on our business, operating results and financial condition.

Government Regulations

Although we believe that our wireless telecommunications products themselves are not subject to licensing by, or approval requirements of, the FCC, the operation of base stations is subject to FCC licensing and the radio equipment into which our products would be incorporated is subject to FCC approval. Base stations and the equipment marketed for use therein must meet specified technical standards. The ability to sell our wireless telecommunications products is dependent on the ability of wireless base station equipment manufacturers and wireless base station operators to obtain and retain the necessary FCC approvals and licenses. In order for them to be acceptable to base station equipment manufacturers and to base station operators, the characteristics, quality and reliability of our base station products must enable them to meet FCC technical standards. We may be subject to similar regulations of foreign governments. Any failure to meet such standards or delays by base station equipment manufacturers and wireless base station operators in obtaining the necessary approvals or licenses could have a material adverse effect on our business, operating results and financial condition. In addition, certain RF filters are on the U.S. Department of Commerce’s export regulation list. Therefore, exportation of such RF filters to certain countries may be restricted or subject to export licenses.

We are subject to governmental labor, safety and discrimination laws and regulations with substantial penalties for violations. In addition, employees and others may bring suit against us for perceived violations of such laws and regulations. Defending against such complaints could result in significant legal costs for us. Although we endeavor to comply with all applicable laws and regulations, we may be the subject of complaints in the future, which could have a material adverse effect on our business, operating results and financial condition.

Environmental Liability

Certain hazardous materials may be used in research, development and to the extent of any manufacturing operations. As a result, we are subject to stringent federal, state and local regulations governing the storage, use and disposal of such materials. It is possible that current or future laws and regulations could require us to make substantial expenditures for preventive or remedial action, reduction of chemical exposure, or waste treatment or disposal. We believe we are in material compliance with all environmental regulations and to date have not had to incur significant expenditures for preventive or remedial action with respect to the use of hazardous materials.

However, our operations, business or assets could be materially and adversely affected by the interpretation and enforcement of current or future environmental laws and regulations. In addition, although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, there is the risk of accidental contamination or injury from these materials. In the event of an accident, we could be held liable for any damages that result. Furthermore, the use and disposal of hazardous materials involves the risk that we could incur substantial expenditures for such preventive or remedial actions. The liability in the event of an accident or the costs of such actions could exceed available resources or otherwise have a material adverse effect on the business, results of operations and financial condition. We carry property and worker’s compensation insurances in full force and effect through nationally known carriers which include pollution cleanup or removal and medical claims for industrial incidents.

RISKS RELATED TO ACQUISITIONS AND BUSINESS EXPANSION

Risks of future acquisitions

In the future, we may pursue acquisitions to obtain products, services and technologies that we believe will complement or enhance our current product or services offerings. At present, no agreements or other arrangements exist with respect to any such acquisition. An acquisition may not produce the revenue, earnings or business synergies as anticipated and may attach significant unforeseen liabilities, and an acquired product, service or technology might not perform as expected. If an acquisition is pursued, our management could spend a significant amount of time and effort in identifying and completing the acquisition and may be distracted from the operations of the business. In addition, management would probably have to devote a significant amount of resources toward integrating the acquired business with the existing business, and that integration may not be successful.

International operations

We are in discussions and have agreements in place with companies in non-U.S. markets to form manufacturing, product development joint ventures and other marketing, distribution or consulting arrangements. We also have agreements with foreign entities for international distribution as well as foreign sources of components to be used in North America. These agreements and relationships help us optimize our competitive position and cost structure. There are many such entities that exist, domestically and internationally, that offer similar capabilities, and thus could reduce risk exposure to the loss of such foreign entities.

We believe that non-U.S. markets could provide a substantial source of revenue in the future. However, there are certain risks applicable to doing business in foreign markets that are not applicable to companies doing business solely in the U.S. For example, we may be subject to risks related to fluctuations in the exchange rate between the U.S. dollar and foreign currencies in countries in which we do business. In addition, we may be subject to the additional laws and regulations of these foreign jurisdictions, some of which might be substantially more restrictive than similar U.S. ones. Foreign jurisdictions may also provide less patent protection than is available in the U.S., and we may be less able to protect our intellectual property from misappropriation and infringement in these foreign markets.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We maintain our corporate headquarters in a 15,000 square foot building located in Elk Grove Village, Illinois under a lease which expires in October 2014. This facility houses our manufacturing, research, development, engineering and marketing activities. We believe that this facility is adequate and suitable for our current needs and that additional space would be available on commercial terms as necessary to meet any future needs.

Item 3. Legal Proceedings

Patent Litigation (concluded)

On February 3, 2005, the Appellate Court issued its ruling in our suit in the United States District Court for the District of Delaware against Conductus, Inc. and Superconductor Technologies, Inc. alleging infringement of U.S. Patent No. 6,263,215, entitled “Cryoelectronically Cooled Receiver Front End for Mobile Radio Systems” (“the ‘215 patent”). The Appellate Court did not find adequate grounds for reversal of the Trial Court decision, and thus maintained the verdict in favor of the defendant in allowing the patent to remain invalid and unenforceable and in favor of us in denying counterclaims for damages raised by the defendant. The Trial Court had overturned the jury’s determination of unfair competition on our part and denied all requests for damages, including the $3.87 million jury award. The Trial Court did not, however, overturn the jury determinations of patent invalidity and unenforceability based on inequitable conduct and denied our motion for a new trial. The Appellate Court’s ruling concluded this matter.

Item 4. Submission of Matters to a Vote of Security Holders

At our annual meeting of shareholders held on December 9, 2005, the following proposals were approved by the margins indicated:

		Number of Shares
		Voted For	Withheld
1.	To elect eight (8) Directors, to serve for one year and until a successor is elected and qualified:
	Mr. John Thode	173,390,268	1,731,778
	Mr. Stuart Chase Van Wagenen(1)	172,840,913	2,281,133
	Dr. Amr Abdelmonem	173,333,743	1,788,303
	Dr. George Calhoun	172,397,631	2,724,415
	Mr. Mike Fenger	173,271,496	1,850,550
	Mr. Jim Fuentes	173,269,591	1,852,455
	Mr. Ralph Pini	173,258,696	1,863,350
	Mr. Tom Powers	173,203,246	1,918,800

		Voted For	Number of Shares Against	Abstain	Broker Non- Votes
2.	To approve amendments to our 2003 Equity Incentive Plan	28,877,726	3,869,889	684,624	141,689,807
3.	To ratify the appointment of Grant Thornton LLP as the independent auditors of our financial statements for the fiscal year ending December 31, 2005.	173,614,480	1,315,152	192,414	0

(1)	Mr. Van Wagenen subsequently resigned from the Board of Directors on January 12, 2006.

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

	High	Low
FISCAL YEAR ENDING DECEMBER 31, 2004
First Quarter	$1.07	$0.41
Second Quarter	$0.68	$0.25
Third Quarter	$0.40	$0.21
Fourth Quarter	$0.50	$0.23

FISCAL YEAR ENDING DECEMBER 31, 2005
First Quarter	$0.52	$0.28
Second Quarter	$0.41	$0.22
Third Quarter	$0.29	$0.23
Fourth Quarter	$0.45	$0.25

On December 31, 2005, there were approximately 300 holders of record of our common stock. On such date the closing bid price for our common stock as reported on the American Stock Exchange was $0.32.

We have never paid cash dividends on the common stock and we do not expect to pay any dividends on our common stock in the foreseeable future. In addition, borrowings under our line of credit are collateralized by all of our assets — we are prohibited from paying any dividends, other than dividends consisting solely of common stock or rights to purchase common stock, unless our lenders waive such prohibition.

Except as reported on our Current Reports on Form 8-K filed with the Securities and Exchange Commission on July 26, 2006 and August 3, 2006, there were no recent sales of unregistered securities during 2005. Further, there were no repurchases of equity securities by us during the fourth quarter of 2005.

Item 6. Selected Financial Data

The following table presents selected consolidated financial data with respect to us as of and for the years ended December 31, 2001, 2002, 2003, 2004 and 2005. The selected consolidated financial data for each of the years in the five-year period ended December 31, 2005 have been derived from our audited consolidated financial statements. The information set forth below should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Financial Statements and Supplementary Data.”

	2001	2002	2003	2004	2005
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net sales	$1,981,001	$3,662,805	$3,238,402	$2,621,933	$10,264,428
Costs and expenses:
Cost of sales	3,978,368	3,565,140	1,639,540	1,527,554	5,121,650
Research and development	7,131,654	2,737,084	988,425	1,119,406	1,767,447

Selling and marketing	3,263,813	2,201,195	959,798	1,164,830	1,861,065
General and administrative	7,738,458	7,972,948	5,614,492	4,757,935	3,691,070
Goodwill amortization	2,009,974	—	—	—	—

Operating loss	(22,141,266)	(12,813,562)	(5,963,853)	(5,947,792)	(2,176,804)
Other income (expense):
Interest income	138,696	62,954	5,087	8,660	77,383
Interest expense	(229,568)	(327,224)	(1,197,309)	(1,028,169)	(877,461)
Other expense, net	(5,957,465)	—	—	—	—

Total other expense, net	(6,048,337)	(264,270)	(1,192,222)	(1,019,509)	(800,078)

Net loss	$(28,189,603)	(13,077,832)	$(7,156,075)	$(6,967,301)	(2,976,882)

Basic and diluted loss per common share	$(0.26)	(0. 09)	$(0.05)	$(0.04)	(0.02)

Weighted average number of common shares outstanding	107,829,453	142,884,921	148,080,749	158,977,249	170,786,657

CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents	$1,720,697	216,119	$346,409	$402,391	3,486,430

Working capital	658,661	1,333,827	735,840	979,413	6,396,541

Total assets	20,927,095	19,183,000	17,723,035	17,133,752	22,905,633

Long-term debt, less current portion	9,425,000	2,000,000	5,000,000	7,500,000	10,520,369

Stockholders’ equity	7,975,219	15,380,306	10,943,247	7,247,635	10,530,716

The Company settled the Siegler litigation during 2001 for a charge to “Other Expense” of $4.9 million. During 2000, we merged with two entities: Spectral Solutions, Inc. and the ANF division of Lockheed Martin Canada. Those mergers primarily increased our intellectual property, and generated financial results including the goodwill amortization shown during 2000 and 2001, as well as a majority of the approximately $1 million in restructuring costs shown in “Other Expense” during 2001. Beyond the integration of intellectual property and related matters, these mergers had a substantial impact on operating cost and total loss attributable through 2001, but little impact on the comparability of 2002, 2003, 2004 and 2005. We received $150,000 from our landlord for leasehold improvements during late 2004 and early 2005. Consistent with the appropriate accounting treatment of showing these items separately (i.e., showing the full value of the leasehold improvement within fixed assets and the unamortized value of the landlord credit within current liabilities) working capital and total assets were reclassified in the 2004 figure above to conform to the 2005 presentation of these items. This reclassification has no material effect on the business condition or results.

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

Overview

We have shifted from manufacturing in-house to an outsourced manufacturing model wherein we supply raw materials to external parties and products are then completed. Further, this system allows us to outsource procurement in the future if we choose to do so. Manufacturing partners then produce to specification with Company personnel on hand to assist with quality control. Our products are designed for efficient production in this manner, emphasizing solid-state electronics over mechanical devices with moving parts. The decrease in cost associated with these developments, coupled with enhanced product functionality, has allowed us to realize improved margins and significantly reduced overhead costs. Extensions of developed technology, based on substantial input from customers, have allowed us to launch the RF² product family and consider additional solutions while generally controlling total R&D cost.

Wireless telecommunications has undergone significant merger activity in recent years, a trend which may continue. These activities often result in operators with disparate technologies and spectrum assets, and the need to integrate those assets. In addition, the deployment of data applications is adding to the industry requirement to integrate disparate technologies into base stations and other fixed points of access, resulting in need to manage multiple wireless signals and keep them from interfering with each other. We are focused on providing solutions that address these types of requirements. During 2005, we bid on substantially larger business opportunities than we had in recent years. These proposals often are accompanied by long approval cycles and up-front product development costs. We believe the potential benefits to outweigh these costs, and expect to continue to bid on these types of business opportunities.

We announced several significant recent events, both during 2005 and early 2006, such as the resolution of the patent litigation, substantially increased revenue during 2005 including the four best quarterly revenue figures in our history, increased international sales and sourcing activities, the expansion of our customer base, the extension of our credit line debt maturity date from April 2006 to August 2007, and $4.4 million in funding intended to support new product development. Despite these improvements, the wireless telecommunications industry is subject to risks beyond our control that can negatively impact customer capital spending budgets (as occurred during 2003) and/or spending patterns (as occurred during 2004). For these and other reasons, our financial statements have been prepared assuming we will continue as a going concern.

As an after-market vendor, our revenue has been sporadic, consistent with buying patterns of planning processes within wireless telecommunications carriers. In the past there has been a “fourth quarter effect”, wherein operators were forced to spend remaining budget or lose it going forward. With the advent of significant projects such as the deployment of data networks, funds are often reallocated between periods and thus diminish the pool of funds available for normal activities. Our objective is to be included in these projects, and thus realize a higher, more stable revenue stream.

We are also pursuing digital technologies, including the deployment of our digital ANF solution for PCS during the beginning of 2006. We believe that producing solutions in digital format will allow us to extend coverage in the wireless telecommunications realm, both in more aspects of the cellular market and beyond the cellular market, and thus greatly increase our available market.

Results of Operations

Years Ended December 31, 2005 and 2004

Our net sales increased $7,642,000, or 291%, from $2,622,000 in 2004 to $10,264,000 in 2005. This increase was due primarily to the expansion of the RF² product family and related revenues, particularly from data network deployments. An incremental improvement was also seen from the shipment of more ANF products during 2005, such that the Company earned more revenue from ANF sales than any prior year, including 2004. We anticipate our unit volume and related revenue to increase during 2006 as compared to 2005, due to existing and/or anticipated customer orders. Our order backlog as of December 31, 2005 remained minimal, which was consistent with the previous two quarters. However, we are pursuing substantial potential revenue opportunities as of the beginning of 2006.

Cost of products sold increased $3,594,000, or 235%, from $1,528,000 in 2004 to $5,122,000 in 2005. The increase in cost of sales was due to the increase in sales volume offset by the more efficient allocation of fixed expenses, the expanded sourcing of raw materials and resulting cost decreases, and other efficiencies.

Our internally funded research and development expenses increased $648,000, or 58%, from $1,119,000 in 2004 to $1,767,000 during 2005. We expensed approximately $200,000 of capitalized patent-related charges during the second quarter 2005, as it deemed such items to be unlikely to generate significant future revenues. We added a significant number of products to our RF² product family during 2005, including a multicoupler solution and a PCS spectrum portfolio. We expect to continue to invest more in R&D during 2006 than we did during 2005 as we expand both our existing product families and develop two new product lines that would be applicable in wireless technologies beyond cellular telecommunications.

Selling and marketing expenses increased $696,000, or 60%, from $1,165,000 during 2004 to $1,861,000 during 2005. We have continued to add personnel in this area as we pursue larger business opportunities and additional customers, and thus expect to continue to incur a higher level of selling and marketing expenses in future periods. It should be noted that this cost as a percentage of revenue has decreased from 44% during 2004 to 18% during 2005, reflecting efficiencies in higher sales volume as fixed expenses are allocated over a larger base.

General and administrative expenses decreased $1,067,000, or 22%, from $4,758,000 in 2004 to $3,691,000 during 2005. This decrease was attributable to a $1 million decrease in legal expenses, primarily related to the concluded patent litigation, the reduction in facility costs by approximately $250,000 annually, which is offset by various increases in personnel and related costs due to growth in our size.

Interest income increased $68,000, or 756%, from $9,000 in 2004 to $77,000 during 2005. This increase was due to the timing of payments and funding from the credit line and the August 2005 financing proceeds.

Interest and warrant expense decreased $151,000, or 15%, from $1,028,000 in 2004 to $877,000 during 2005. We borrowed $1 million under our credit line arrangement during 2005, but pursuant to a financing agreement with our lenders, the interest rate was reduced from 14% to 9% as of April 2005.

Years Ended December 31, 2004 and 2003

Our net sales decreased $616,000, or 19%, from $3,238,000 in 2003 to $2,622,000 in 2004, as a result of an industry-wide reduction in capital expenditures, particularly during the first half of 2004, in favor of next generation systems generally to be deployed during 2005 and beyond. Consistent with this event, we announced more than $2 million in orders received during 2004 that were delivered during the first quarter of 2005.

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

Our internally funded research and development expenses increased $131,000, or 13%, from $988,000 in 2003 to $1,119,000 during 2004. This increase was due to the need to deploy resources in order to launch new products, particularly within the RF² product family, and broadly to support new product and next generation development for future release.

Selling and marketing expenses increased $205,000, or 21%, from $960,000 during 2003 to $1,165,000 during 2004. This increase was due to the funding of additional resources in this area, as well as the expansion of marketing programs.

General and administrative expenses decreased $856,000, or 15%, from $5,614,000 in 2003 to $4,758,000 during 2004. This decrease was due to the reduction in expenses in the now concluded patent litigation, as well as the classification of $350,000 in legal settlement expenses during 2003.

Interest income increased $4,000, or 80%, from $5,000 in 2003 to $9,000 during 2004. This increase was due to the timing of payments and funding from the credit line.

Interest and warrant expense decreased $169,000, or 14%, from $1,197,000 in 2003 to $1,028,000 during 2004. We borrowed $2 million during the fourth quarter of 2002 under our uncommitted line of credit with entities affiliated with its two largest shareholders. We borrowed additional monies under this line and related supplements during 2003 and 2004. As a result of the borrowings on this line during 2002, 10 million warrants were issued. These warrants were ultimately converted into 10 million shares of our common stock during February 2004. The interest expense recorded during 2004 includes $250,000 of non-cash expense related to these warrants.

We have reclassified into General and Administrative costs a previously reported “Other Expense” item of $350,000 that was accrued as of December 31, 2003 as a contingent liability for the Laves litigation settlement. This settlement was negotiated and entered into during February 2004.

Other Comparative Results:

During 2001, we recorded $6 million of “Other Expense”. This amount was comprised of a litigation settlement in the Siegler case of $4.9 million as well as approximately $1 million from certain restructuring costs from the consolidation of facilities.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that we will continue as a going concern. As discussed in Note 3 to the financial statements, we incurred a net loss of $3 million during the year ended December 31, 2005, and, as of that date, our accumulated deficit is $160 million. In addition, we have consistently used, rather than provided, cash in our operations. These factors, among others, as discussed in Note 3 to the financial statements, raise substantial doubt about our ability to continue as a going concern. We have been engaged in developing new solutions, and toward that end development spending has preceded sales revenues. Management’s plans in regard to these matters include the focusing of development efforts on products with a greater probability of commercial sales, increased efficiencies and reduced product costs within our outsourced production model, all of which are also described in Note 3. The financial statements do not include any adjustments, including any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from the outcome of this uncertainty. Significant uses of cash during 2005 included personnel costs, the cost to produce inventory, facility related costs, increased product development (engineering) costs and sales and marketing efforts. Significant sources of cash during 2005 include sales and the resulting realization of customer receivables, the draw of $1 million on our credit line, and the sale of $4.4 million in common stock in August 2005 to entities that, along with their affiliates, are our lenders and also our largest two shareholders. Pursuant to the provisions of Section 16 of the Exchange Act, these entities also remitted approximately $0.6 million in profits from sales of our common stock during the six months preceding this financing to us.

Current assets including accounts receivable and inventory, and current liabilities including accounts payable and accrued expenses, increased from the prior year figure due to overall higher business levels. Quarterly revenue during 2005 was the highest in our history and roughly four times that of the prior year, and thus created larger working capital balances. Working capital includes the classifications listed above.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations, which in turn is dependent upon our ability to meet our financing requirements on a continuing basis, to maintain present financing, and to succeed in our future operations.

At December 31, 2005, our cash and cash equivalents, excluding restricted certificates of deposit, were $3,486,000, an increase of $3,084,000 from the December 31, 2004 balance of $402,000. This increase was primarily attributable to the proceeds from the August 2005 financing.

The continuing development of, and expansion in, sales of our RF product lines, as well as any required defense of our intellectual property, may require a commitment of funds to undertake product line development and to market and sell our RF products. The actual amount of our future funding requirements will depend on many factors, including: the amount and timing of future revenues, the level of product marketing and sales efforts to support our commercialization plans, the magnitude of our research and product development programs, our ability to improve or maintain product margins, and the costs involved in protecting our patents or other intellectual property.

We believe that we have sufficient funds to operate our business through 2006 as it was managed during 2005. However, projected increases in working capital requirements from several significant business opportunities during 2006 and beyond, and also the expected deployment of additional financial resources in the expansion of our business and product offering that are expected to provide additional business opportunities, may require additional capital during the second half of 2006. We intend to look into augmenting our existing capital position by continuing to evaluate potential short-term and long-term sources of capital whether from debt, equity, hybrid, or other methods. The primary covenant in our existing uncommitted line of credit involves the right of the lenders to receive debt repayment from the proceeds of new financing activities. This covenant may restrict our ability to apply the proceeds of a financing event toward operations until the debt is repaid in full.

Uncommitted Line of Credit

As of the reporting date, we have drawn $8.5 million of debt financing under a credit line, as described below. During October 2002, we entered into an uncommitted line of credit with our two largest shareholders, an affiliate of Elliott Associates, L.P. (Manchester Securities Corporation) and Alexander Finance, L.P. This line initially provided up to $4 million to us. This line was uncommitted, such that each new borrowing under the facility would be subject to the approval of the lenders. Borrowings on this line initially bore an interest rate of 9.5% and were collateralized by all of our assets. Outstanding loans under this agreement would be required to be repaid on a priority basis should we receive new funding from other sources. Additionally, the lenders were entitled to receive warrants to the extent funds were drawn down on the line. The warrants bore a strike price of $0.20 per share of common stock and were to expire on April 15, 2004. The credit line was to mature and be due, including accrued interest thereon, on March 31, 2004. Due to a subsequent agreement between the parties no warrants were issued with subsequent borrowings.

According to existing accounting pronouncements and SEC guidelines, we allocated the proceeds of these borrowings between their debt and equity components. As a result of these borrowings during 2002, we recorded a non-cash charge of $1.2 million through the outstanding term of the warrants (April, 2004). $250,000 and $862,000 of that amount were recorded during 2004 and 2003, respectively. These warrants were valued at $1.2 million of the $2 million debt instrument based on a Black-Scholes valuation that included the difference between the value of our common stock and the exercise price of the warrants on the date of each warrant issuance and a 30% discounted face value of the notes, leaving the remaining $0.8 million as the underlying value of the debt. This $1.2 million was amortized over the vesting period of the warrants (six quarters from the fourth quarter 2002 through the first quarter 2004).

During October 2003, we entered into an agreement with our lenders to supplement the credit line with an additional $2 million, $1 million of which was drawn immediately and $1 million subsequently drawn upon our request and subject to the approval of the lenders. This supplemental facility bore a 14% rate of interest and was due October 31, 2004. The term of the previous credit line was not affected by this supplement, and as such the $4 million borrowed under that line, plus accrued interest, remained due March 31, 2004.

During February 2004, these credit lines were extended to a due date of April 2005, with interest after the initial periods to be charged at 14%. No warrants or other inducements were issued with respect to these extensions. Additionally, lenders exercised their 10 million warrants during February 2004, agreeing to let us use the funds for general purposes as opposed to repaying debt.

During July 2004, our leading lenders agreed to increase the aggregate loan commitments under the credit line from $6,000,000 to $6,500,000. Simultaneously, we drew the remaining $1,500,000 of the financing.

During November 2004, our lenders agreed to increase the line of credit to up to an additional $2 million to an aggregate loan commitment of $8,500,000, $1 million of which was drawn immediately by us with the remaining $1 million drawable upon our request and subject to the approval of the lenders, which occurred during January 2005.

During February 2005, the consolidated credit line was extended until April 1, 2006. Interest during the extension period was to be charged at 9%. No warrants or other inducements were issued with respect to this extension.

On August 2, 2005, we and our lenders agreed to extend the due date from April 2006 until August 2007, and the lenders also agreed to waive our obligation to repay its debt with proceeds of the August 2005 financing. No warrants or other inducements were issued as a result of this transaction, which was a part of the financing described previously.

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

Revenue Recognition

Revenues from product sales are generally recognized at the time of shipment and are recorded net of estimated returns and allowances. Revenues from services are generally recognized upon substantial completion of the service and acceptance by the customer. We have under certain conditions, granted customers the right to return product during a specified period of time after shipment. In these situations, we establish a liability for estimated returns and allowances at the time of shipment and make the appropriate adjustment in revenue recognized for accounting purposes. During 2005, no revenue was recognized on products that included a right to return or otherwise required customer acceptance after December 31, 2005. We have established a program which, in certain situations, allows customers or prospective customers to field test our products for a specified period of time. Revenues from field test arrangements are recognized upon customer acceptance of the products.

We warrant our products against defects in materials and workmanship typically for a 1-2 year period from the date of shipment, though these terms may be negotiated on a case by case basis. A provision for estimated future costs related to warranty expenses is recorded when revenues are recognized. At December 31, 2005 and 2004, respectively, we accrued $34,000 and $34,000 for warranty costs. This warranty reserve is based on the cost to replace a percentage of products in the field at a given point, adjusted by actual experience. Returns and allowances were not significant in any period reported, and form a data point in establishing the reserve. Should this warranty reserve estimate be deemed insufficient, by new information, experience, or otherwise, an increase to warranty expense would be required.

Goodwill and Intangible Assets

As of September 30, 2005, we completed our annual process of evaluating goodwill for impairment under SFAS No. 142. As the fair value of the enterprise, using quoted market prices for our common stock, exceeded the carrying amount, goodwill was determined to be not impaired. We assess the potential for impairment of goodwill annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. If we determine that the carrying value of goodwill is less than its fair value, a write-down may be required. In accordance with SFAS No. 144, we review our identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of the intangible assets is measured by a comparison of the carrying amount to the future net cash flows expected to be generated. If intangible assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value.

Allowance for Doubtful Receivables

An allowance for doubtful receivables may be maintained for potential credit losses. Management specifically analyzes accounts receivable, on a client by client basis, when evaluating the adequacy of our allowance for doubtful receivables including customer credit worthiness and current economic trends and records any necessary bad debt expense based on the best estimate of the facts known to date. Alternatives to this approach include applying a fixed and/or empirical rate of bad debts to receivables. As bad debts have historically been very low (none in 2005 or 2004), such an empirical approach would have little impact on the reserve at December 31, 2005. Further, we believe our current method to be less arbitrary and more reliable than the alternatives as described. Should the facts regarding the collectability of receivables change, the resulting change in the allowance would be charged or credited to income in the period such determination is made. Such a change could materially impact our financial position and results of operations.

Stock-Based Compensation

We account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Compensation costs for employee stock options is measured as the excess, if any, of the quoted market price of our common stock at the date of grant over the amount an employee must pay to acquire the stock. Please refer to recent accounting pronouncements for the discussion of the new FAS 123R standard that will apply to us as of January 1, 2006.

Contractual Obligations, Commitments, and Off Balance Sheet Arrangements

No such arrangements existed as of December 31, 2005, except for leases as described and the minimum lease payments as detailed in this document.

Contractual Obligations	Payments Due by Period
Year	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long Term Debt Obligations	$11,746,000	—	$11,746,000	—	—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	$1,614,000	$162,000	$340,000	$363,000	$749,000
Purchase Obligations	—	—	—	—	—
Other Long Term Liabilities Reflect on the Registrant’s Balance Sheet under GAAP	—	—	—	—	—
Total	$13,360,000	$162,000	$12,086,000	$363,000	$749,000

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4.” This statement amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) and requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” The statement also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005 (as of January 1, 2006 for us) and are to be applied prospectively. We do not expect adoption of SFAS No. 151 to have a material effect on our results of operations or financial position.

In June 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections” (“SFAS No. 154”), which will require entities that voluntarily make a change in an accounting principle to apply that change retrospectively to prior periods’ financial statements, unless such retrospective application would be impracticable. SFAS No. 154 supersedes Accounting Principles Board Opinion No. 20, Accounting Changes (“APB No. 20”), which previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle. SFAS No. 154 also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. Another significant change in practice under SFAS No. 154 will be the requirement that if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate. Under APB No. 20, such a change would have been reported as a change in accounting principle. SFAS No. 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005 and will have an effect on us to the extent we make an accounting change or corrects an error.

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

On April 14, 2005, the SEC adopted a new rule amending the effective date for Statement 123(R). The amended rule allows registrants to implement Statement 123(R) as of the first annual period beginning after June 15, 2005, which is January 1, 2006 for us.

We applied APB Opinion No. 25 to equity-based compensation awards until the effective date of SFAS No. 123(R). At the effective date of SFAS No. 123(R), we used the modified prospective application transition method without restatement of prior interim periods in the year of adoption. This will result in us recognizing compensation cost based on the requirements of SFAS No. 123(R) for all equity-based compensation awards issued after the effective date of this statement with respect to us. For all equity-based compensation awards that are unvested as of that date, compensation cost will be recognized for the unamortized portion of compensation cost not previously included in the SFAS No. 123 pro forma footnote disclosure. We do not believe that the adoption of SFAS No. 123(R) will materially impact our results of operations or financial position with respect to outstanding options, and expect that the adoption may or may not have a material effect on our results of operations depending on the level and form of future equity-based compensation awards issued.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We do not have any material market risk sensitive instruments.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

ISCO International, Inc.

We have audited the accompanying consolidated balance sheets of ISCO International, Inc. (a Delaware corporation) and subsidiaries, as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ISCO International, Inc. and subsidiaries as of December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company incurred a net loss of $2,976,882 during the year ended December 31, 2005, and, as of that date, the Company’s accumulated deficit was $160,040,288. In addition, the Company has consistently used, rather than provided, cash in its operations. These factors, among others, as discussed in Note 3 to the financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Grant Thornton LLP

Chicago, Illinois

March 30, 2006

ISCO INTERNATIONAL

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$3,486,430	$402,391
Inventories, net	2,715,170	969,048
Accounts receivable	1,677,334	122,460
Prepaid expenses and other	253,167	594,488

Total current assets	8,132,101	2,088,387
Property and equipment, net:
Property and equipment	1,037,432	971,986
Less: Accumulated depreciation and amortization	720,142	638,968

	317,290	333,018
Restricted certificates of deposit	242,180	291,027
Goodwill	13,370,000	13,370,000
Intangible assets, net	844,062	1,051,320

Total assets	$22,905,633	$17,133,752

	December 31,
	2005	2004
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$416,095	$202,613
Inventory-related material purchase accrual	530,134	—
Employee-related accrued liabilities	208,408	112,393
Accrued professional services	279,000	431,491
Other Accrued liabilities	301,923	362,476
Total current liabilities	1,735,560	1,108,973

Deferred facility reimbursement	118,988	134,236
Notes and related accrued interest with related parties	10,520,369	8,642,908
Stockholders’ equity:
Preferred Stock; 300,000 shares authorized; No shares issued and outstanding at December 31, 2005 and 2004, respectively	—	—
Common stock ($.001 par value); 250,000,000 and 250,000,000 shares authorized and 183,252,036 and 161,213,703 shares issued and outstanding at December 31, 2005 and 2004, respectively	183,252	161,214
Additional paid-in capital (net of unearned comp.)	170,387,752	164,149,827
Accumulated deficit	(160,040,288)	(157,063,406)

Total stockholders’ equity	10,530,716	7,247,635

Total liabilities and stockholders’ equity	$22,905,633	$17,133,752

See the accompanying Notes which are an integral part of the financial statements.

ISCO INTERNATIONAL

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2005	2004	2003
Net sales	$10,264,428	$2,621,933	$3,238,402
Costs and expenses:
Cost of sales	5,121,650	1,527,554	1,639,540
Research and development	1,767,447	1,119,406	988,425
Selling and marketing	1,861,065	1,164,830	959,798
General and administrative	3,691,070	4,757,935	5,614,492

Total costs and expenses	12,441,232	8,569,725	9,202,255

Operating loss	(2,176,804)	(5,947,792)	(5,963,853)
Other income and (expense):
Interest income	77,383	8,660	5,087
Non-cash warrant expense	—	(250,297)	(861,871)
Other interest expense	(877,461)	(777,872)	(335,438)

Other expense, net	(800,078)	(1,019,509)	(1,192,222)

Net loss	$(2,976,882)	$(6,967,301)	$(7,156,075)

Basic and diluted loss per common share	$(0.02)	$(0.04)	$(0.05)

Weighted average number of common shares outstanding	170,786,657	158,977,249	148,080,749

See the accompanying Notes which are an integral part of the financial statements.

ISCO INTERNATIONAL

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2003, 2004, and 2005

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Unearned Compensation	Total
Balance as of December 31, 2002	147,944,927	$147,945	$158,672,239	$(142,940,030)	$(499,848)	$15,380,306
Exercise of stock options and vested DSU’s; $0.00 to $0.11 per share	1,205,000	1,205	128,045			129,250
Shares Issued in vendor resolution	1,000,000	1,000	499,000			500,000
Deferred Stock Unit Amortization	—	—	(308,448)		499,848	191,400
Compensation Expense for Employee Options	—	—	1,036,495			1,036,495
Issuance of Warrants, net	—	—	861,871			861,871
Net Loss	—	—	—	(7,156,075)	—	(7,156,075)
Balance as of December 31, 2003	150,149,927	$150,150	$160,889,202	$(150,096,105)	—	10,943,247
Exercise of Stock Options	1,063,776	1,064	140,676			141,740
Exercise of Warrants	10,000,000	10,000	1,990,000			2,000,000
Compensation Expense for Discount on Employee Stock Options/Variable Accounting for Stock Options			879,652			879,652
Non-cash Warrant Expense			250,297			250,297
Net Loss				(6,967,301)		(6,967,301)
Balance as of December 31, 2004	161,213,703	161,214	164,149,827	(157,063,406)	—	7,247,635
Exercise of Stock Options	2,038,333	2,038	265,078			267,116
Equity Financing	20,000,000	20,000	4,280,000			4,300,000
Section 16b recovery			607,223			607,223
Compensation Expense for Discount on Employee Stock Options/Variable Accounting for Stock Options			1,085,624			1,085,624
Net Loss				(2,976,882)		(2,976,882)
Balance as of December 31, 2005	183,252,036	183,252	170,387,752	(160,040,288)	—	10,530,716

See the accompanying Notes which are an integral part of the financial statements.

ISCO INTERNATIONAL

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2005	2004	2003
OPERATING ACTIVITIES
Net loss	$(2,976,882)	$(6,967,301)	$(7,156,075)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	81,174	633,794	793,200
Amortization	56,560	50,325	38,368
Issuance of common stock in connection with vendor settlement	—	—	500,000
Non-cash compensation charges	1,085,624	879,651	1,227,895
Non-cash warrant issuance-related expense	—	250,297	861,871
Disposition of fixed assets	—	—	33,646
Patent-related charge	199,819	32,564	—
Changes in operating assets and liabilities:
Accounts receivable	(1,554,874)	1,047,251	382,201
Inventories	(1,746,122)	(290,687)	218,211
Prepaid expenses and other	341,321	(273,341)	150,771
Accounts payable	213,482	(41,034)	50,189
Accrued liabilities	1,290,565	499,616	(73,095)

Net cash used in operating activities	(3,009,333)	(4,178,865)	(2,972,818)
INVESTING ACTIVITIES
Decrease/(Increase) in restricted certificates of deposit	48,847	(250,500)	73,981
Payments of patent costs	(49,121)	(38,707)	(77,343)
Acquisitions of property and equipment, net	(80,694)	(117,687)	(22,780)

Net cash used in investing activities	(80,968)	(406,894)	(26,142)
FINANCING ACTIVITIES
Proceeds from warrants	—	2,000,000	—
Proceeds from equity issuance	4,300,000	—	—
Proceeds from Section 16b recovery	607,223	—	—
Exercise of stock options	267,117	141,740	129,250
Proceeds from issuance of notes	1,000,000	2,500,000	3,000,000

Net cash provided by financing activities	6,174,340	4,641,740	3,129,250

Increase in cash and cash equivalents	3,084,039	55,982	130,290
Cash and cash equivalents at beginning of period	402,391	346,409	216,119

Cash and cash equivalents at end of period	$3,486,430	$402,391	$346,409

Supplemental cash flow information:
Cash paid for interest and income taxes	$—	$—	$—

See the accompanying Notes which are an integral part of the financial statements

Notes to the Financial Statements

1. Description of Business

ISCO International (including its inactive subsidiaries, Spectral Solutions, Inc., and Illinois Superconductor Canada Corporation, the “Company”) addresses RF (Radio Frequency) and radio link optimization issues, including interference issues, within wireless communications. The Company uses unique products, including ANF, RF², and other solutions, as well as service expertise, in improving the RF handling of a wireless system, particularly the radio link (the signal between the mobile device and the base station). A subset of this function is mitigating the impact of interference on wireless communications systems. These solutions are designed to enhance the quality, capacity, coverage and flexibility of wireless telecommunications services. The Company has historically marketed its products to cellular, PCS and wireless telecommunications service providers and OEM’s located both in the United States and in international markets.

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

Accounts receivable

The majority of the Company’s accounts receivable are due from companies in the telecommunications industry. Credit is extended based on evaluation of a customers’ financial condition and, generally, collateral is not required. Accounts receivable are typically due within 30 days and are stated at amounts due from customers, net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. The allowance could be materially different if economic conditions change or actual results deviate from historical trends.

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

Revenue Recognition

Revenues from product sales are generally recognized at the time of shipment and are recorded net of estimated returns and allowances. Revenues from services are generally recognized upon substantial completion of the service and acceptance by the customer. The Company has, under certain conditions, granted customers the right to return product during a specified period of time after shipment. In these situations, the Company establishes a liability for estimated returns and allowances at the time of shipment and makes the appropriate adjustment in revenue recognized for accounting purposes. During 2005, no revenue was recognized on products that included a right to return or otherwise required customer acceptance after December 31, 2005. The Company has established a program which, in certain situations, allows customers or prospective customers to field test the Company’s products for a specified period of time. Revenues from field test arrangements are recognized upon customer acceptance of the products.

Product Warranty

The Company warrants its products against defects in materials and workmanship typically for a 1-2 year period from the date of shipment, though these terms may be negotiated on a case-by-case basis. A provision for estimated future costs related to warranty expenses is recorded when revenues are recognized. At December 31, 2005 and 2004, respectively, the Company accrued $34,000 and $34,000 for warranty costs. This warranty reserve is based on the cost to replace a percentage of products in the field at a given point, adjusted by actual experience. Returns and allowances were not significant in any period reported, and form a data point in establishing the reserve. Should this warranty reserve estimate be deemed insufficient, by new information, experience, or otherwise, an increase to warranty expense would be required.

Concentration of Credit Risk

Sales to three of the Company’s customers accounted for 97% and 94% of the Company’s total revenues for 2005 and 2004, respectively. During 2005 the top three customers were Verizon Wireless, Alltel Corporation, and Bluegrass Cellular Corporation, respectively. Sales, in dollars, to non-”top three” customers during 2005 was roughly twice the 2004 amount, reflecting a continued expansion in customer base.

Advertising Costs

Advertising costs are charged to expense in the period incurred.

Research and Development Costs

Research and development costs related to both present and future products are charged to expense in the period incurred.

Net Loss Per Common Share

Basic and diluted net loss per common share are computed based upon the weighted average number of common shares outstanding. Approximately 8.1 million common shares issuable as of December 31, 2005 upon the exercise of options and warrants are not included in the per share calculations since the effect of their inclusion would be antidilutive.

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

Goodwill and Intangible Assets

Patents and trademarks represent costs, primarily legal fees and expenses, incurred in order to prepare and file patent applications related to various aspects of the Company’s technology and to its current and proposed products. Patents and trademarks are recorded at cost and are amortized using the straight-line method over the shorter of their estimated useful lives or 17 years. The recoverability of the carrying values of patents and trademarks is evaluated on an ongoing basis by Company management. Factors involved in this evaluation include whether the item is in force, whether it has been directly threatened or challenged in litigation or administrative process, continued usefulness of the item in current and/or expected utilization by the Company in its solution offerings, perceived value of such material or invention in the marketplace, availability and utilization of alternative or other technologies, the perceived protective value of the item, and other factors.

During 2005 and 2004, the Company wrote off approximately $200,000 and $33,000, respectively, in patent-related costs. Total capitalized patent and trademark costs were approximately $844,000 and $1,051,000 at December 31, 2005 and 2004, respectively. Capitalized patent costs related to pending patents were approximately $266,000 and $524,000 at December 31, 2005 and 2004, respectively. Patents and trademarks were reported net of accumulated amortization of approximately $268,000 and $217,000 at December 31, 2005 and 2004, respectively.

As of the reporting date, the Company had recorded goodwill resulting from the acquisitions of Spectral Solutions, Inc. and the Adaptive Notch Filter division of Lockheed Martin Canada, Inc., both during 2000. Beginning January 1, 2002, goodwill is no longer to be amortized but rather to be tested for impairment on an annual basis and between annual tests whenever there is an indication of potential impairment. Impairment losses would be recognized whenever the implied fair value of goodwill is determined to be less than its carrying value. SFAS 142 prescribes a two-step impairment test to determine whether the carrying value of the Company’s goodwill is impaired. The first step of the goodwill impairment test is used to identify potential impairment, while the second step measures the amount of the impairment loss. Step one to this test requires the comparison of the fair value of each reporting unit with its carrying amount, including goodwill. As the Company is comprised of a single reporting unit, the question of fair value is centered upon whether the market value, as measured by market capitalization, of the Company exceeds shareholders’ equity. The excess of the Company’s market capitalization over its reported shareholders’ equity indicates that the goodwill of the Company’s sole reporting unit was not impaired as of December 31, 2005.

The Company’s balances of Goodwill and Intangible Assets were as follows:

	As of December 31,
	2005	2004
	(in thousands of dollars)
Patents, gross	$1,112	$1,268
Accumulated amortization	(268)	(217)

Other amortizable intangibles, net	$844	$1,051

Goodwill	$13,370	$13,370

The following table summarizes the estimated annual pretax amortization expense for the intangible assets with definitive lives:

2006	55
2007	55
2008	55
2009	54
2010	53
Thereafter	572

$844

Fair Value of Financial Instruments

The carrying values of financial instruments, including accounts receivable, accounts payable, and long-term debt, approximates fair value.

Long Lived Assets

In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate the carrying amount of the assets may not be fully recoverable. Under SFAS No. 144, an impairment loss is recognized when estimated undiscounted future cash flows expected to result from use of the asset and its eventual disposition are less than the carrying amount. Impairment, if any, is determined using discounted cash flows. The Company had no such impairment losses in 2005 or 2004.

Stock-Based Employee Compensation

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

The Company applied APB Opinion No. 25 to equity-based compensation awards until the effective date of SFAS No. 123(R). At the January 1, 2006 effective date of SFAS No. 123(R), the Company will use the modified prospective application transition method without restatement of prior interim periods. This will result in the Company recognizing compensation cost based on the requirements of SFAS No. 123(R) for all equity-based compensation awards issued after the effective date of this statement with respect to the Company. For all equity-based compensation awards that are unvested as of that date, compensation cost will be recognized for the unamortized portion of compensation cost not previously included in the SFAS No. 123 pro forma footnote disclosure. The Company does not believe that the adoption of SFAS No. 123(R) will materially impact its results of operations or financial position with respect to outstanding options as of December 31, 2005, and expects that the adoption may or may not have a material effect on the Company’s results of operations prospectively, depending on the level and form of future equity-based compensation awards issued.

The Company has a stock-based employee compensation plan, which is more fully described in note 6. The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its plans. Stock expense for the twelve-month periods of 2005 and 2004, respectively, is the result of options issued with an exercise price below the underlying stock’s market price. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement 123, Accounting for Stock-Based Compensation, using the assumptions described in Note 6, to its stock-based employee plans:

	Year Ended December 31,
	2005	2004
	(in thousands of dollars)
Net loss, as reported	$(2,977)	$(6,967)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	1,085	891

Less: Total stock-based employee compensation expense determined under fair value based method for awards granted, modified, or settled, net of related tax effects	(1,358)	(1,297)

Pro forma net loss	$(3,250)	$(7,373)

Loss per share:
Basic — as reported	$(0.02)	$(0.04)
Basic — pro forma	$(0.02)	$(0.05)
Diluted — as reported	$(0.02)	$(0.04)
Diluted — pro forma	$(0.02)	$(0.05)

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

In June 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections” (“SFAS No. 154”), which will require entities that voluntarily make a change in an accounting principle to apply that change retrospectively to prior periods’ financial statements, unless such retrospective application would be impracticable. SFAS No. 154 supersedes Accounting Principles Board Opinion No. 20, Accounting Changes (“APB No. 20”), which previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle. SFAS No. 154 also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. Another significant change in practice under SFAS No. 154 will be the requirement that if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate. Under APB No. 20, such a change would have been reported as a change in accounting principle. SFAS No. 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005 and will have an effect on the Company to the extent the Company makes an accounting change or corrects an error.

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

The Company applied APB Opinion No. 25 to equity-based compensation awards until the effective date of SFAS No. 123(R). At the effective date of SFAS No. 123(R), the Company used the modified prospective application transition method without restatement of prior interim periods in the year of adoption. This will result in the Company recognizing compensation cost based on the requirements of SFAS No. 123(R) for all equity-based compensation awards issued after the effective date of this statement with respect to the Company. For all equity-based compensation awards that are unvested as of that date, compensation cost will be recognized for the unamortized portion of compensation cost not previously included in the SFAS No. 123 pro forma footnote disclosure. The Company does not believe that the adoption of SFAS No. 123(R) will materially impact its results of operations or financial position with respect to outstanding options, and expects that the adoption may or may not have a material effect on the Company’s results of operations depending on the level and form of future equity-based compensation awards issued.

Reclassifications

Certain amounts reported in prior years have been reclassified from what was previously reported to conform to the current year’s presentation.

3. Realization of Assets

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses from operations in recent years, and such losses have continued through the year ended December 31, 2005. In addition, the Company has used, rather than provided, cash in its operations. Consistent with these facts, the accompanying report from Grant Thornton, LLP, the Company’s independent registered public accounting firm, includes the comment that there is substantial doubt about the Company’s ability to continue as a going concern.

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

The Company has incurred, and continues to incur, losses from operations. For the years ended December 31, 2005, 2004, and 2003, the Company incurred net losses of $3 million, $7 million, and $7.2 million, respectively. During those years the Company implemented strategies to reduce its cash used in operating activities. The Company’s strategy included the consolidation of its manufacturing and research and development facilities and a targeted reduction of the employee workforce, increasing the efficiency of the Company’s processes, focusing development efforts on products with a greater probability of commercial sales, reducing professional fees and discretionary expenditures, and negotiating favorable payment arrangements with suppliers and service providers. More importantly, the Company configured itself along an outsourcing model, thus allowing for relatively large, efficient production without the associated overhead. The combination of these factors has been highly effective in bringing the Company closer to profitability (from a net loss as high as $28 million during 2001) while enabling it to deliver significant quantities of solutions. Beginning in 2005, the Company began to invest in additional product development (engineering) and sales and marketing resources as it began to increase its volume of business. While viewed as a positive development, these expenditures have added to the funding requirements listed above.

To date, the Company has financed its operations primarily through public and private equity and debt financings. The Company believes that it has sufficient funds to operate its business as it was managed during 2005 through 2006. However, projected increases in working capital requirements from larger expected quarterly revenues during 2006 and beyond, and also the expected deployment of additional financial resources in the expansion of the Company’s business and product offering that are expected to provide additional revenue opportunities, may require additional capital during the second half of 2006. The Company intends to look into augmenting its existing capital position by continuing to evaluate potential short-term and long-term sources of capital whether from debt, equity, hybrid, or other methods. The primary covenant in the Company’s existing uncommitted line of credit involves the right of the lenders to receive debt repayment from the proceeds of new financing activities. This covenant may restrict the Company’s ability to apply the proceeds of a financing event toward operations until the debt is repaid in full.

4. Inventories

Inventories consist of the following:

	December 31,
	2005	2004
Raw materials	$1,367,716	$267,682
Work-in-process	442,785	149,877
Finished product	904,669	551,489

	$2,715,170	$969,048

Cost of product sales for the years ending December 31, 2005 and 2004 includes approximately none and $57,000, respectively, of costs in excess of the net realizable value of inventory (including obsolete materials).

Inventory balances are reported net of a reserve for obsolescence. This reserve is computed by taking into consideration the components of inventory, the recent usage of those components, and anticipated usage of those components in the future. At December 31, 2005 and 2004, those reserves were approximately $160,000 and $218,000, respectively.

5. Allowance for Doubtful Accounts

	For the Years Ended December 31,
	2005	2004	2003
	(in thousands of dollars)
Beginning Balance	$0	$4	$54
Bad Debt Expense	—	—	3
Accounts Written Off	—	—	53
Recoveries	0	4	—

Ending Balance	$0	$0	$4

6. Capital Stock

The Company has an authorized class of undesignated preferred stock consisting of 300,000 shares. Preferred stock may be issued in series from time to time with such designations, relative rights, priorities, preferences, qualifications, limitations and restrictions thereof, to the extent that such are not fixed in the Company’s certificate of incorporation, as the Company’s Board of Directors (“Board of Directors” or “Board”) determines.

On February 9, 1996, the Board of Directors adopted a shareholder rights plan (the “Rights Plan”). In conjunction with the adoption of the Rights Plan, the Company created one series of preferred stock, consisting of 10,000 shares of Series A Junior Participating Preferred Stock (“Series A Preferred”). Each share of Series A Preferred entitled the holder to receive dividends equal to 1,000 times the dividends per share declared with respect to the Company’s common stock and, in the event of liquidation, such holders would have received a preference of 1,000 times the aggregate amount to be distributed per share to the holders of the Company’s common stock. Pursuant to the Rights Plan, a Series A Right was associated with, and would have traded with, each share of common stock outstanding. The record date for distribution of such Series A Rights was February 22, 1996, and for so long as the Series A Rights were associated with the common stock, each new share of common stock issued by the Company would have included a Series A Right. Each Series A Right would have entitled its holder to purchase one one-thousandth of a share of Series A Preferred for $200, subject to adjustment as defined in the Rights Plan. The Series A Rights were not exercisable until the earlier of (i) 10 days after any person or group becomes the beneficial owner of 15% or more of the Company’s outstanding common stock, or (ii) 10 business days (unless extended by the Board of Directors) after the commencement of a tender offer or exchange offer that would have resulted in a person or group beneficially owning 15% or more of the Company’s outstanding common stock. This Rights Plan expired during February 2006.

At December 31, 2005, authorized but unissued shares of common stock have been reserved for future issuance as follows:

Options outstanding (Note 7)	8,146,000

8,146,000

7. Stock Options and Warrants

On August 19, 1993, the Board of Directors adopted the 1993 Stock Option Plan for employees, consultants, and directors who were not also employees of the Company (outside directors). This plan reached its ten-year expiration during 2003. During the 2003 annual meeting of shareholders, the Company’s shareholders approved a new 2003 Equity Incentive Plan to take the place of the expiring 1993 plan. Unissued options from the 1993 plan were used to fund the 2003 plan. During the 2005 annual meeting of shareholders, the Company’s shareholders approved 12 million additional shares of stock to be included in the 2003 Plan, and clarified the ability for the 2003 Plan to utilize up to 5 million unused shares originally allocated to the 1993 Plan. The maximum number of shares issuable under these plans is 26,011,468. These Plans are collectively referred to as the “Plan”.

For employees and consultants, the Plan provides for granting of restricted shares of stock, Incentive Stock Options (ISOs) and Nonstatutory Stock Options (NSOs). In the case of ISOs, the exercise price shall not be less than 100% (110% in certain cases) of the fair value of the Company’s common stock, as determined by the Compensation Committee or full Board as appropriate (the “Committee”), on the date of grant. In the case of NSOs, the exercise price shall be determined by the Committee, on the date of grant. The term of options granted to employees and consultants will be for a period not to exceed 10 years (five years in certain cases). Options granted under the Plan default to vest over a four-year period (one-fourth of options granted vest after one year from the grant date and the remaining options vest ratably each month thereafter), but the vesting period is determined by the Committee and may differ from the default period. In addition, the Committee may authorize option and restricted stock grants with vesting provisions that are not based solely on employees’ rendering of additional service to the Company.

For outside directors, the Plan provides that each outside director will be automatically granted NSOs on the date of their initial election to the Board of Directors. On the date of the annual meeting of the stockholders of the Company, each outside director who is elected, reelected, or continues to serve as a director, shall be granted additional NSOs, except for those outside directors who are first elected to the Board of Directors at the meeting or three months prior. The options granted vest ratably over one or two years, based on the date of grant, and expire after ten years from the grant date. Beginning in 2006, the Compensation Committee of the Board approved grants of Restricted Stock to be used as compensation for outside directors in lieu of NSO’s.

On May 10, 1999, the Board of Directors granted to each employee of the Company (other than the executive officers of the Company) (collectively, the “Non-Executive Employees”) the option to (i) reduce the exercise prices of up to a maximum of 15,000 of the unexercised stock options previously granted to such Non-Executive Employee under the Plan to $.5625 per share (the closing price of the Company’s common stock on May 10, 1999) and (ii) cause all of such stock options not otherwise scheduled to become fully vested on or before May 10, 2000 to become fully vested on such date. As a result thereof, an aggregate of 279,550 stock options previously granted under the Plan were amended as described in the preceding sentence. In addition, on May 10, 1999 the Board granted to the executive officers and certain non-executive employees of the Company additional non-statutory stock options to purchase an aggregate of 343,575 shares of the Company’s common stock under the Plan. Such stock options became fully vested on the first anniversary of the date of grant, with exercise prices of $.5625 per share and expire 10 years from the date of grant.

On July 1, 2000, Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25” (“FIN 44”) was adopted by the Company. FIN 44 requires that stock options that have been modified to reduce the exercise price be subject to variable accounting. The Company accounts for employee stock options under APB Opinion No. 25 and non-employee stock options under Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (“SFAS No. 123”). Beginning January 1, 2006, the Company will account for equity-based compensation under the provisions of FASB 123R as described in Note 2.

On May 10, 1999, as described above, the Company re-priced certain stock options granted to employees and in accordance with US GAAP, at that time, the Company accounted for the re-priced stock options as “fixed”. As a result of adopting FIN 44, the Company is required to apply variable accounting to these options. If the market price of the Company’s common stock increases above the July 1, 2000 market price, the Company will have to recognize additional compensation expense equal to the increase in stock price multiplied by the number of re-priced options. No additional expense will be recognized if the stock does not exceed the July 1, 2000 value. However, the impact cannot be determined as it is dependent on the change in the market price of the common stock from July 1, 2000 until the stock options are exercised, forfeited, or expire unexercised. Because the stock price on December 31, 2005 was below that of July 1, 2000, no expense has been recognized during the period.

On February 5, 2001, the Company’s Board of Directors authorized the re-pricing of certain “out of the money” stock options granted to employees during the calendar year of 2000 to the closing share price on such date, or $1.9375 per share. This re-pricing causes these options to be subject to variable accounting as described in FIN 44. Because the stock price on December 31, 2005, was lower than the re-priced strike price no gain or loss was recognized during the period.

On April 1, 2002, the Company’s Board of Directors authorized the re-pricing of certain “out of the money” stock options granted to employees. A new strike price of $0.81 per share was established, provided the respective employees remain with the Company for at least six months following the re-pricing date. In addition, certain stock options granted to directors were repriced, with a new strike price of $1.00 per share. As the stock price on December 31, 2005, was lower than the re-priced strike price no gain or loss was recognized during the period.

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

On October 31, 2003, the Board of Directors authorized the re-pricing of certain “out of the money” stock options granted to directors. A new strike price of $0.24 per share was established. Non-cash charges of $25,000 and ($17,000) were recognized during the fourth quarter and full year ended December 31, 2005, respectively, and a net charge of $33,000 recognized since October 31, 2003, to account for the difference between the re-priced strike price and the closing price of the Company’s common stock on December 31, 2005.

On January 2, 2003, the Board of Directors granted 2,800,000 new stock options to six of the Company’s employees, including officers. 950,000 of these options vested immediately, while the remaining 1,850,000 vested monthly in 12 installments. All of the options granted on January 2, 2003 were granted at a discount based on 25% of the average closing price of the Company’s common stock as reported on the American Stock Exchange over ten trading days and ultimately valued at a $0.22 discount to the closing price of the Company’s common stock as of the date of the grant. During July 2003, the Board of Directors cancelled approximately 2.8 million outstanding options held by certain Company employees, including officers. During January 2004, a total of 3.7 million options were granted to the employees of the Company, including officers, at a similar 25% discount. Such options vested for 1 or 2 years. Charges of $276,000 and $1.1 million were recognized during the fourth quarter and full year 2005, respectively, to recognize the value of the discounts above.

Additionally, certain of these 2003 options were accounted for using variable accounting. As such, charges of (none) and ($16,000) were recognized during the fourth quarter and full year 2005, respectively, to reflect the closing price of the Company’s common stock as of December 31, 2005.

During 2005, the Board granted 1,265,000 stock options to the Company’s employees, and an additional 1,550,000 stock options that may vest as a result of certain performance objectives being met. All of these grants were issued at the closing market price on the date of grant.

During 2005, the Board elected to utilize a transition rule provided under FAS 123R, and accelerated the vesting to December of 2005 a total of 364,198 options that were priced above the Company’s stock price (i.e., “out of the money” options) and scheduled to vest after 2005. There was no compensation expense recognized upon the acceleration of the options in 2005. The majority of these accelerated options were scheduled to vest during the first quarter 2006. By employing this method, these options are excluded from the Company’s FAS 123R calculation in 2006, but are included in the FAS 148 pro forma disclosure presented in Note 2. Beginning in 2006, the Board has indicated an interest in providing restricted stock grants in lieu of stock options in many circumstances, and indeed has begun doing so within both employee and non-employee compensation programs. The impact of the new accounting standard, industry trends, and the ability to use fewer shares to achieve intended results are a few of the reasons behind this change in view. The Board has also expressed an intention to continue to utilize performance-based equity incentives for more cases of equity compensation than in years past.

Pro forma information regarding net income and earnings per share is required under FASB 123, and has been determined as if the Company had accounted for its stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the years ended December 31, 2005, 2004 and 2003: risk-free interest rate of 4.1%, 2.7%, and 2.3%, respectively; a dividend yield of 0%; annual volatility factor of the expected market price of the Company’s common stock of 0.85, 1.14, and 1.59, respectively (the daily “volatility”, which is measured as the standard deviation of the closing stock price for the same periods, would be 0.05 and 0.10); and expected life of the options of 4.0 years.

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

The table below summarizes all option activity during the three year period ended December 31, 2005:

	Options Outstanding	Exercise Price Per Share
Outstanding at December 31, 2002	7,884,863	$.00 —21.50

Granted	3,570,000	.11 — .38
Exercised	(1,283,000)	.00 — 0.11
Forfeited	(3,512,306)	.00 —19.25

Outstanding at December 31, 2003	6,659,557	$.11 —21.50

Granted	4,540,000	0.14 — 0.89
Exercised	(1,045,833)	0.11 — 0.49
Forfeited	(1,094,288)	0.11 — 21.50

Outstanding at December 31, 2004	9,059,436	$.11 — 18.25

Granted	2,815,000	0.25 — 0.43
Exercised	(2,038,333)	0.11 — 0.14
Forfeited	(1,689,667)	0.11 — 18.25

Outstanding at December 31, 2005	8,146,436	$.11 — 18.25

The weighted-average exercise price of options outstanding at December 31, 2005, 2004 and 2003, was $0.28, $0.40, and 0.55, respectively. The weighted-average exercise price of options granted, exercised, and forfeited during 2005 was $0.36, $0.13 and $0.75, respectively. The weighted-average fair value of options granted during 2005, 2004 and 2003 was $0.36, $0.18, and $0.16, respectively.

Following is additional information with respect to options outstanding at December 31, 2005:

	Exercise Price from $0.11 to $0.22	Exercise Price from $0.24 to $0.45	Exercise Price from $0.48 to $0.91	Exercise Price from $1.00 to $18.25
OUTSTANDING AT DECEMBER 31, 2005:
Number of options	3,348,438	3,851,000	224,915	722,083
Weighted-average exercise price	$0.14	$0.33	$0.64	$1.63
Weighted-average remaining contractual life in years	7	8	5	5
EXERCISABLE AT DECEMBER 31, 2005:
Number of options	3,121,354	3,110,167	224,915	722,083
Weighted-average exercise price	$0.15	$0.41	$0.64	$1.63

The total number of unvested options outstanding at December 31, 2005 was approximately 1.0 million, which will vest based on employees’ continued service to the Company.

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

8. Long-Term Debt

As of the reporting date, the Company has drawn $8.5 million of debt financing under a credit line, as described below. During October 2002, the Company entered into an uncommitted line of credit with its two largest shareholders, an affiliate of Elliott Associates, L.P. (Manchester Securities Corporation) and Alexander Finance, L.P. This line initially provided up to $4 million to the Company. This line was uncommitted, such that each new borrowing under the facility would be subject to the approval of the lenders. Borrowings on this line bore an initial interest rate of 9.5% and were collateralized by all the assets of the Company. Outstanding loans under this agreement would be required to be repaid on a priority basis should the Company receive new funding from other sources. Additionally, the lenders were entitled to receive warrants to the extent funds were drawn down on the line. The warrants bore a strike price of $0.20 per share of common stock and were to expire on April 15, 2004. The credit line was to mature and be due, including accrued interest thereon, on March 31, 2004. Due to a subsequent agreement between the parties no warrants were issued with subsequent borrowings.

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

During November 2004, the Company and its lenders agreed to increase the line of credit to up to an additional $2 million to an aggregate loan commitment of $8,500,000, $1 million of which was drawn immediately by the Company with the remaining $1 million drawable upon the Company’s request and subject to the approval of the lenders, which occurred during January 2005.

During February 2005, the consolidated credit line was extended until April 1, 2006. Interest during the extension period was to be charged at 9%. No warrants or other inducements were issued with respect to this extension.

On August 2, 2005, the Company and its lenders agreed to extend the due date from April 2006 until August 2007, and the lenders also agreed to waive the Company’s obligation to repay its debt with proceeds from the August financing, described previously. No warrants or other inducements were issued as a result of this transaction.

9. Income Taxes

The Company has net operating loss carryforwards for tax purposes of approximately $132,864,000 at December 31, 2005. The net operating loss carryforwards expire in the following years:

Year	Amount
2006	638,000
2007	974,000
2008	1,658,000
2009	3,973,000
2010	8,199,000
2011	11,953,000
2012	11,922,000
2018	11,146,000
2019	10,726,000
2020	15,501,000
2021	24,904,000
2022	13,982,000
2023	5,284,000
2024	9,758,000
2025	2,246,000

$132,864,000

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	For the Years Ended December 31,
	2005	2004	2003
Tax benefit computed at the Federal statutory rate	34.0%	34.0%	34.0%
Increase (decrease) in taxes due to:
Change in valuation allowance	(38.8)%	(38.8)%	(38.8)%
State taxes, net of Federal benefit	4.8%	4.8%	4.8%
Other	—	—	—

	0	0	0

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2005	2004
Deferred tax assets:
Net operating loss carryforward	$50,490,000	$49,236,000
Accrued liabilities	840,000	491,000
Inventories	61,000	83,000
Property and Equipment	893,000	958,000

Total deferred tax assets	52,284,000	50,768,000
Deferred tax liabilities:
Patent costs	(321,000)	(400,000)

	(321,000)	(400,000)

Net deferred tax assets	51,963,000	50,368,000
Valuation allowance	(51,963,000)	(50,368,000)

Net deferred tax assets	$—	$—

The valuation allowance increased during 2005 and 2004 by $1,595,000 and $3,028,000, respectively, due primarily to the increase in the net operating loss carryforward. Based on the Internal Revenue Code and changes in the ownership of the Company, utilization of the net operating loss carryforwards will be subject to annual limitations.

10. Leases

The Company leases its manufacturing and office space. Under the terms of the lease in Elk Grove Village, IL, which expires October 2014, the Company is responsible for all real estate taxes and operating expenses.

Future minimum payments under the operating leases consist of the following at December 31, 2005:

Year	Amount
2006	$163,000
2007	167,000
2008	175,000
2009	184,000
2010	194,000

Rent expense totaled $151,000, $260,000, and $302,000 for the years ended December 31, 2005, 2004, and 2003, respectively.

11. 401(k) Plan

The Company has a 401(k) plan covering all employees who meet prescribed service requirements. The plan provides for deferred salary contributions by the plan participants and a Company contribution. Through 2005, Company contributions, if any, have been at the discretion of the Board of Directors and not to exceed the amount deductible under applicable income tax laws. No Company contribution was made for the years ended December 31, 2005, 2004, and 2003. Beginning in 2006, the Company will begin providing a partial match of employee contributions, up to a maximum of 3% of employee salary.

12. Litigation

Patent Litigation (concluded)

On February 3, 2005, the Appellate Court issued its ruling in the Company’s suit in the United States District Court for the District of Delaware against Conductus, Inc. and Superconductor Technologies, Inc. alleging infringement of U.S. Patent No. 6,263,215, entitled “Cryoelectronically Cooled Receiver Front End for Mobile Radio Systems” (“the ‘215 patent”). The Appellate Court did not find adequate grounds for reversal of the Trial Court decision, and thus maintained the verdict in favor of the defendant in allowing the patent to remain invalid and unenforceable and in favor of the Company in denying counterclaims for damages raised by the defendant. The Trial Court had overturned the jury’s determination of unfair competition on the Company’s part and denied all requests for damages, including the $3.87 million jury award. The Trial Court did not, however, overturn the jury determinations of patent invalidity and unenforceability based on inequitable conduct and denied the Company’s motion for a new trial. The Appellate Court’s ruling concluded this matter.

13. Segment Reporting

The Company adopted SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information”. SFAS No. 131 requires a business enterprise, based upon a management approach, to disclose financial and descriptive information about its operating segments. Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker(s) of an enterprise. Under this definition, the Company operated as a single segment for all periods presented.

14. Subsequent Events

In January 2006, the Company proposed to grant 6,000,000 restricted shares of common stock to the Company’s President and Chief Executive Officer, John Thode, subject to both time and vesting conditions, in connection with Mr. Thode’s new employment agreement. 500,000 restricted shares would vest on each of June 30, 2006, December 31, 2006, June 30, 2007, and December 31, 2007 if Mr. Thode remains continuously employed by the Company through each such date. An additional 2,000,000 restricted shares of common stock will vest on the filing date of the Company’s Form 10-K for each of the 2006 and 2007 fiscal years if Mr. Thode remains continuously employed by the Company through each such filing date and certain performance goals specified by the Board of Directors with respect to each such fiscal year have been achieved. This proposal has been raised for shareholder approval in the next annual meeting of shareholders, expected to occur during June 2006.

Also in January 2006, the Company granted 3,500,000 restricted shares of common stock to the Company’s Chief Technology Officer, Dr. Amr Abdelmonem, subject to both time and vesting conditions, in connection with Dr. Abdelmonem’s new employment agreement. 375,000 restricted shares will vest on each of June 30, 2006, December 31, 2006, June 30, 2007, and December 31, 2007 if Dr. Abdelmonem remains continuously employed by the Company through each such date. An additional 1,000,000 restricted shares of common stock will vest on the filing date of the Company’s Form 10-K for each of the 2006 and 2007 fiscal years if Dr. Abdelmonem remains continuously employed by the Company through each such filing date and certain performance goals specified by the Board of Directors with respect to each such fiscal year have been achieved.

In February 2006, the Company granted 250,000 restricted shares of common stock to the Company’s Chief Financial Officer, Frank Cesario, that will vest on a quarterly basis over two years in connection with Mr. Cesario’s new employment agreement. Mr. Cesario is also eligible to receive an additional 125,000 restricted shares of common stock if the Company exceeds its annual business plan by 50%, or 250,000 restricted shares of common shares of common stock if the Company exceeds its annual business plan by 100%. Such shares, if granted, would vest semi-annually over two years from the date of such award.

Also, in February 2006, the Board of Directors adopted a new compensation policy whereby non-employee directors would receive on an annual basis, in addition to certain cash payments, a grant of 25,000 restricted shares of the Company’s common stock, a grant of 12,500 restricted shares of common stock for service as the chairman of the Board of Directors or one of the Board’s three committees, and a grant of 7,500 restricted shares of common stock for service on a Board committee. All such grants vest over one year on a quarterly basis on March 15, June 15, September 15, and December 15 of each year. This compensation is in lieu of the prior non-employee director compensation program which provided, in addition to certain cash payments, 50,000 annual stock options for service on the Board, as its Chairman, or as Chairman of the Audit Committee, 25,000 annual stock options for service on the Audit Committee, or as Chairman of the Compensation or Governance Committee, and 10,000 annual stock options for service on the Compensation or Governance Committees.

15. Selected Quarterly Financial Data (Unaudited)

A summary of selected quarterly information for 2005 and 2004 is as follows:

	2005 Quarter Ended
	March 31	June 30	Sep. 30	Dec. 31
	(in thousands of U.S. dollars except per share amounts)
Net Sales	$3,293	$2,484	$2,037	$2,450
Gross Profit	1,372	1,290	1,265	1,216
Net Loss	(482)	(811)	(596)	(1,088)
Loss per Share	$(0.00)	$(0.01)	$(0.00)	$(0.01)

	2004 Quarter Ended
	March 31	June 30	Sep. 30	Dec. 31
	(in thousands of U.S. dollars except per share amounts)
Net Sales	$422	$843	$707	$650
Gross Profit	113	385	242	354
Net Loss	(1,958)	(1,287)	(1,714)	(2,009)
Loss per Share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

(a) An evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2005. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this Item will be set forth in our Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated by reference to our Proxy Statement.

Item 11. Executive Compensation

The information required by this Item will be set forth in our Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated by reference to our Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be set forth in our Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated by reference to our Proxy Statement.

Item 13. Certain Relationships and Related Transactions

The information required by this Item will be set forth in our Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated by reference to our Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this Item will be set forth in the Company’s Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated by reference to our Proxy Statement.

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:

1. The following financial statements of the Company, with the report of independent auditors, are filed as part of this Form 10-K:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2005 and 2004

Consolidated Statements of Operations for the Years Ended December 31, 2005, 2004, and 2003

Consolidated Statements of Stockholders’ Equity (Net Capital Deficiency) for the Years Ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004, and 2003

Notes to Consolidated Financial Statements

2. The following financial statement schedules of the Company are filed as part of this Form 10-K:

All financial schedules are omitted because such schedules are not required or the information required has been presented in the aforementioned financial statements.

3. Exhibits are listed in the Exhibit Index to this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 2006. Filing deadline moved up because of leap year.

ISCO INTERNATIONAL

By:	/s/ JOHN THODE
John Thode
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 31st day of March, 2006.

Signature	Title

/s/ JOHN THODE	Chief Executive Officer and Director (Principal Executive Officer and Director)
John Thode

/s/ FRANK CESARIO	Chief Financial Officer (Principal Financial and Accounting Officer)
Frank Cesario

/s/ JAMES FUENTES	Director and Chairman of the Board
James Fuentes

/s/ AMR ABDELMONEM	Director and Chief Technology Officer
Amr Abdelmonem

/s/ GEORGE CALHOUN	Director
George Calhoun

/s/ MICHAEL FENGER	Director
Michael Fenger

/s/ RALPH PINI	Director
Ralph Pini

/s/ TOM POWERS	Director
Tom Powers

ISCO INTERNATIONAL

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
3.1	Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-3/A, filed with the Securities and Exchange Commission (“SEC”) on August 13, 1998, Registration No. 333-56601 (the “August 1998 S-3”).

3.2	By-Laws of the Company, incorporated by reference to Exhibit 3.2 to Amendment No. 3 to the Company’s Registration Statement on Form S-1, filed with the SEC on October 26, 1993, Registration No. 33-67756 (the “IPO Registration Statement”).

3.3	Certificate of Amendment of Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.3 to the IPO Registration Statement.

3.4	Certificate of Amendment of Certificate of Incorporation of the Company, incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3/A, filed with the SEC on July 1, 1999, Registration No. 333-77337.

3.5	Certificate of Amendment of Certificate of Incorporation of the Company filed July 18, 2000, incorporated by reference to the Company’s registration statement on Form S-8 filed August 7, 2000 (the August 2000 S-8”).

3.6	Certificate of Amendment to Certificate of Incorporation filed with the Secretary of State of the State of Delaware on June 25, 2001, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 27, 2001.

3.7	Certificate of Amendment to Certificate of Incorporation filed with the Secretary of State of the State of Delaware on December 16, 2004, incorporated by reference to Exhibit 3.7 to the Company’s Annual Report on Form 10-K filed on March 31, 2005 (the “2004 10-K”).

4.1	Specimen stock certificate representing common stock, incorporated by reference to Exhibit 4.1 to the IPO Registration Statement.

4.2	Rights Agreement dated as of February 9, 1996 between the Company and LaSalle National Trust, N.A., incorporated by reference to the Exhibit to the Company’s Registration Statement on Form 8-A, filed with the SEC on February 12, 1996.

4.3	The SSI Replacement Nonqualified Stock Option Plan, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, filed with the SEC on November 3, 2000, Registration No. 333-49268.*

4.4	Amendment No. 1 to the Rights Agreement between ISCO International, Inc. (formerly Illinois Superconductor Corporation) and LaSalle National Trust Association (formerly known as LaSalle National Trust Company) dated as of February 9, 1996, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 22, 2002.

10.1 *	Form of Amended and Restated Director Indemnification Agreement, incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998.

10.2	Public Law Agreement dated February 2, 1990 between Illinois Department of Commerce and Community Affairs and the Company, incorporated by reference to Exhibit 10.5 to the IPO Registration Statement.

10.3	Public Law Agreement dated December 30, 1991 between Illinois Department of Commerce and Community Affairs and the Company, amended as of June 30, 1992, incorporated by reference to Exhibit 10.6 to the IPO Registration Statement.

10.4	Subcontract and Cooperative Development Agreement dated as of June 1, 1993 between American Telephone and Telegraph Company and the Company, incorporated by reference to Exhibit 10.9 to the IPO Registration Statement.

10.5	Intellectual Property Agreement dated as of June 1, 1993 between American Telephone and Telegraph Company and the Company, incorporated by reference to Exhibit 10.10 to the IPO Registration Statement.

10.6	License Agreement dated January 31, 1990 between the Company and Northwestern University, incorporated by reference to Exhibit 10.13 to the IPO Registration Statement.

10.7	License Agreement dated February 2, 1990 between the Company and ARCH Development Corporation, incorporated by reference to Exhibit 10.14 to the IPO Registration Statement.

10.8	License Agreement dated August 9, 1991 between the Company and ARCH Development Corporation, incorporated by reference to Exhibit 10.15 to the IPO Registration Statement.

10.9	License Agreement dated October 11, 1991 between the Company and ARCH Development Corporation, incorporated by reference to Exhibit 10.16 to the IPO Registration Statement.

10.10	Public Law Agreement dated August 18, 1993 between Illinois Department of Commerce and Community Affairs and the Company, incorporated by reference to Exhibit 10.17 to the IPO Registration Statement.

10.11 *	Form of Officer Indemnification Agreement incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

10.12	Escrow Agreement dated August 8, 2000 among the Company, Russell Scott, III, as stockholder representative, and American National Bank and Trust Company, as escrow agent, incorporated by reference to Exhibit 10.25 to the Company’s registration statement on Form S-2 filed September 7, 2000, Registration No. 333-45406 (the “September S-2”).

10.13 *	Employment Agreement with Amr Abdelmonem dated January 1, 2001, incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-3 filed on April 20, 2001.

10.14	ISCO International, Inc. Amended and Restated 1993 Stock Option Plan, incorporated by reference to Appendix C and D of the Company’s Definitive Proxy materials filed on May 22, 2001.

10.15	Secured 9 1/2% Grid Note dated October 23, 2002 between ISCO International, Inc. and Alexander Finance L.P. in the principal amount of $1,752,400, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 24, 2002.

10.16	Secured 9 1/2% Grid Note dated October 23, 2002 between ISCO International, Inc. and Manchester Securities Corporation in the principal amount of $2,247,600, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 24, 2002.

10.17	Registration Rights Agreement dated October 23, 2002 between ISCO International, Inc. Manchester Securities Corporation, and Alexander Finance L.P., incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on October 24, 2002.

10.18	ISCO International, Inc. 2003 Equity Incentive Plan incorporated by reference to the Appendix A to the Company’s Proxy Statement filed on November 14, 2003.

10.19	Secured 14% Grid Note dated October 24, 2003 between ISCO International, Inc. and Alexander Finance, L.P. in the principal amount of $876,200, incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on October 27, 2003.

10.20	Secured 14% Grid Note dated October 24, 2003 between ISCO International, Inc. and Manchester Securities Corporation in the principal amount of $1,123,800, incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on October 27, 2003.

10.21	Secured 14% Grid Note dated July 23, 2004 between ISCO International, Inc. and Alexander Finance, L.P. in the principal amount of $386,900, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 28, 2004.

10.22	Secured 14% Grid Note dated July 23, 2004 between ISCO International, Inc. and Manchester Securities Corporation in the principal amount of $113,100, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 28, 2004.

10.23	Stock Purchase Agreement dated December 15, 2003 between ISCO International, Inc. and Morgan & Finnegan, L.L.P., incorporated by reference to Exhibit 10.1 to the Company’s Current Report of Form 8-K filed on December 16, 2003.

10.24	Office/Service Center Lease Agreement dated July 20, 2004 between ISCO International, Inc. and D&K Elk Grove Industrial II, LLC, incorporated by reference to Exhibit 10.24 to the 2004 10-K.

10.25	Third Amended and Restated Loan Agreement dated November 10, 2004 between ISCO International, Inc., Manchester Securities Corporation, and Alexander Finance L.P., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 12, 2004.

10.26	Third Amended and Restated Security Agreement dated November 10, 2004 between ISCO International, Inc., Spectral Solutions, Inc., Illinois Superconductor Canada Corporation, Manchester Securities Corporation, and Alexander Finance L.P., incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 12, 2004.

10.27	Secured 14% Grid Note dated November 10, 2004 between ISCO International, Inc. and Alexander Finance, L.P. in the principal amount of $1,100,000, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 12, 2004.

10.28	Secured 14% Grid Note dated November 10, 2004 between ISCO International, Inc. and Manchester Securities Corporation in the principal amount of $900,000, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 12, 2004.

10.29	Third Amended and Restated Guaranty of Spectral Solutions, Inc. dated November 10, 2004, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on November 12, 2004.

10.30	Third Amended and Restated Guaranty of Illinois Superconductor Canada Corporation dated November 10, 2004, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on November 12, 2004.

10.31*	Letter Agreement dated January 6, 2005 between ISCO International, Inc. and John Thode (including Non-Qualified Stock Option Agreement) incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 12, 2005.

10.32	Amendment to Loan Documents dated February 10, 2005 between ISCO International, Inc., Manchester Securities Corporation, Alexander Finance, L.P., Spectral Solutions, Inc. and Illinois Superconductor Corporation, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 15, 2005.

10.33	Securities Purchase Agreement dated July 25, 2005 by and among ISCO International, Inc. Alexander Finance, L.P., Grace Brothers LTD, Elliott Associates, L.P., and Elliott International, L.P., ..incorporated by reference to Exhibit 10.1 to the Company’s Current Report of Form 8-K filed on July 26, 2005

10.34	Amendment to and Waiver Under Loan Documents dated July 25, 2005 by and among ISCO International, Inc., Manchester Securities Corporation and Alexander Finance, L.P., incorporated by reference to Exhibit 10.2 to the Company’s Current Report of Form 8-K filed on July 26, 2005

10.35	Letter Agreement dated August 5, 2005 by and among ISCO International, Inc., Elliott Associates, L.P., and Elliott International, L.P., incorporated by reference to Exhibit 10.1 to the Company’s Current Report of Form 8-K filed on August 9, 2005.

10.36*	Thode Employment Agreement dated January 10, 2006 between ISCO International, Inc. and John S. Thode, incorporated by reference to Exhibit 10.1 to the Company’s Current Report of Form 8-K filed on January 17, 2006.

10.37*	Abdelmonem Employment Agreement dated January 13, 2006 between ISCO International, Inc. and Dr. Amr Abdelmonem, incorporated by reference to Exhibit 10.2 to the Company’s Current Report of Form 8-K filed on January 17, 2006.

10.38*	Restricted Stock Agreement dated January 13, 2006 by and between ISCO International, Inc. and Dr. Amr Abdelmonem, incorporated by reference to Exhibit 10.3 to the Company’s Current Report of Form 8-K filed on January 17, 2006.

10.39*	Employment Agreement dated February 6, 2006 between ISCO International, Inc. and Frank J. Cesario, incorporated by reference to Exhibit 10.1 to the Company’s Current Report of Form 8-K filed on February 9, 2006.

10.40*	Summary of Non-Employee Director Compensation Policy, incorporated by reference to Exhibit 10.1 to the Company’s Current Report of Form 8-K filed on February 24, 2006.

14	Code of Ethics incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K filed on March 30, 2004.

23.1**	Consent of Grant Thornton LLP

31.1**	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adapted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2**	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adapted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32**	Certification Pursuant To 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit on this Form 10-K.
**	Filed herewith.