Form 10-Q
period 2006-03-31
ISCO INTERNATIONAL INC
filed 2006-05-15
CIK 888693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2006.

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

Large accelerated filer  ☐                                             Accelerated filer  ☐                                             Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2006
Common Stock, par value $0.001 per share Preferred Stock Purchase Rights	184,309,535

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ISCO INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2006	December 31, 2005
	(unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$2,196,738	$3,486,430
Inventories	3,177,901	2,715,170
Accounts receivable, net	824,490	1,677,334
Prepaid expenses and other	157,966	253,167

Total current assets	6,357,095	8,132,101

Property and equipment:
Property and equipment	1,113,724	1,037,432
Less: accumulated depreciation	(740,020)	(720,142)

Net property and equipment	373,704	317,290

Restricted certificates of deposit	200,000	242,180
Goodwill	13,370,000	13,370,000
Intangible assets, net	838,484	844,062

Total assets	$21,139,283	$22,905,633

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$442,107	$416,095
Inventory-related material purchase accrual	166,234	530,134
Employee-related accrued liabilities	147,736	208,408
Accrued professional services	109,096	279,000
Other accrued liabilities	234,031	301,923

Total current liabilities	1,099,204	1,735,560

Deferred facility reimbursement	113,750	118,988
Notes and related accrued interest with related parties	10,711,619	10,520,369

Stockholders’ equity:
Preferred stock; 300,000 shares authorized; No shares issued and outstanding at March 31, 2006 and December 31, 2005	—	—
Common stock ($.001 par value); 250,000,000 shares authorized; 184,309,535 and 183,252,036 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	184,310	183,252
Additional paid-in capital (net of unearned compensation)	170,770,726	170,387,752
Accumulated deficit	(161,740,326)	(160,040,288)

Total stockholders’ equity	9,214,710	10,530,716

Total liabilities and stockholders’ equity	$21,139,283	$22,905,633

NOTE: The condensed consolidated balance sheet as of December 31, 2005 has been derived from the audited financial statements for that date, but does not include all of the information and accompanying notes required by accounting principles generally accepted in the United States of America for complete financial statements.

See the accompanying Notes which are an integral part of the Condensed Consolidated Financial Statements.

ISCO INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2006	2005
Net sales	$1,325,589	$3,293,121

Costs and expenses:
Cost of sales	830,435	1,921,279
Research and development	463,524	346,511
Selling and marketing	630,905	366,391
General and administrative	940,648	851,401

Total costs and expenses	2,865,512	3,485,582

Operating loss	(1,539,923)	(192,461)

Other income (expense):
Interest income	31,135	3,994
Interest expense	(191,250)	(293,086)

Other income (expense), net	(160,115)	(289,092)

Net loss	$(1,700,038)	$(481,553)

Basic and diluted loss per share	$(0.01)	$(0.00)

Weighted average number of common shares outstanding	183,570,258	161,217,259

See the accompanying Notes which are an integral part of the Condensed Consolidated Financial Statements.

ISCO INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2006	2005
Operating Activities:
Net loss	$(1,700,038)	$(481,553)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	32,580	38,615
Non-cash compensation expense	220,931	252,739
Changes in operating assets and liabilities	34,971	(343,188)

Net cash used in operating activities	(1,411,556)	(533,387)

Investing Activities:
Decrease in certificates of deposit	42,180	—
Payment of patent costs	(7,124)	(18,681)
Acquisition of property and equipment	(76,292)	(11,870)

Net cash used in investing activities	(41,236)	(30,551)

Financing Activities:
Proceeds from loan	—	1,000,000
Exercise of stock options	163,100	700

Net cash provided by financing activities	163,100	1,000,700

(Decrease)/Increase in cash and cash equivalents	(1,289,692)	436,762
Cash and cash equivalents at beginning of period	3,486,430	402,391

Cash and cash equivalents at end of period	$2,196,738	$839,153

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

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of results for the interim periods have been included. These financial statements and notes included herein should be read in conjunction with the Company’s audited financial statements and notes for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter of, or for, the entire year ending December 31, 2006. For further information, refer to the financial statements, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

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

On April 14, 2005, the SEC adopted a new rule amending the effective date for Statement 123(R). The amended rule allows registrants to implement Statement 123(R) as of the first annual period beginning after June 15, 2005, which was January 1, 2006 for the Company.

On January 1, 2006 the Company adopted SFAS No. 123(R), under the modified prospective application transition method without restatement of prior interim periods. This will result in the Company recognizing compensation cost based on the requirements of SFAS No. 123(R) for all equity-based compensation awards issued after the effective date of this statement. For all equity-based compensation awards that were unvested as of that date, compensation cost is recognized for the unamortized portion of compensation cost not previously included in the SFAS No. 123 pro forma footnote disclosure. The Company does not believe that the adoption of SFAS No. 123(R) materially impacted its results of operations or financial position with respect to outstanding options issued prior to 2006, and expects that the adoption may or may not have a material effect on the Company’s results of operations depending on the level and form of future equity-based compensation awards issued.

The effects on earnings and earnings per share if the value recognition provisions of FAS 123(R) were applied to the three-month period ending March 31, 2005 is presented in the following table:

Three months ended March 31, 2005
Net loss, as reported	$(482,000)
Deduct net change in stock-based employee compensation expense determined under fair-value-based method of all rewards, net of tax	$(145,000)
Pro forma net loss	$(627,000)

Pro forma net loss per share (basic)	$(0.00)
Pro forma net loss per share (diluted)	$(0.00)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in the first quarter of 2005: no dividend yield, expected volatility of 105%, risk-free interest rate of 3.8%, and an expected life of 4 years.

At March 31, 2006, a total of 7,221,000 stock options were outstanding under the Company’s equity compensation plans. Stock-based compensation expense recognized during the first quarter of 2006 included compensation expense for stock options granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of FAS 123. Included in stock-based compensation expense in the first quarter of 2006 was $61,000 related to stock options.

Restricted Share Rights

Restricted share grants offer employees the opportunity to earn shares of the Company’s stock over time. These grants generally vest over two years for employees and one year for non-employee directors. The Company recognizes the issuance of the shares related to these stock-based compensation awards and the related compensation expense on a straight-line basis over the vesting period. Included within these grants are also performance-based shares, that is, shares that vest based on accomplishing particular objectives as opposed to vesting over time. No performance-based shares were vested during the first quarter 2006.

The following table summarizes the restricted stock award activity during the first quarter of 2006.

	Shares	Weighted Average Grant Date Fair Value (per share)
Outstanding, December 31, 2005	None	None
Granted	6,160,000	$0.38
Forfeited or canceled	None	None
Vested	267,500	$0.39
Outstanding, March 31, 2006	5,892,500	$0.38

The total fair value of restricted shares vested during the three months ended March 31, 2006 and 2005 was $105,000 and none, respectively. Total non-cash equity compensation expense recognized during the first quarter 2006 was $221,000, including the $105,000 for vested restricted share grants, $61,000 for the vesting of stock options awarded prior to 2005, and $55,000 for the straight-line amortization of restricted share grants that did not vest during the first quarter 2006.

Note 2 - Realization of Assets

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses from operations in recent years, and such losses have continued through the (unaudited) quarter ended March 31, 2006. In addition, the Company has used, rather than provided, cash in its operations.

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

The Company has incurred, and continues to incur, losses from operations. For the years ended December 31, 2005, 2004, and 2003, the Company incurred net losses of $3 million, $7 million, and $7.2 million, respectively. Although financial performance has improved, the Company incurred an additional net loss of $1.7 million during the first three months of 2006. The Company’s strategy included the consolidation of its manufacturing and research and development facilities and a targeted reduction of the employee workforce, increasing the efficiency of the Company’s processes, focusing development efforts on products with a greater probability of commercial sales, reducing professional fees and discretionary expenditures, and negotiating favorable payment arrangements with suppliers and service providers. More importantly, the Company configured itself along an outsourcing model, thus allowing for relatively large, efficient production without the associated overhead. The combination of these factors has been highly effective in bringing the Company closer to profitability (from a net loss as high as $28 million during 2001) while enabling it to deliver significant quantities of solutions. Beginning in 2005, the Company began to invest in additional product development (engineering) and sales and marketing resources as it began to increase its volume of business. While viewed as a positive development, these expenditures have added to the funding requirements listed above.

To date, the Company has financed its operations primarily through public and private equity and debt financings. Projected increases in working capital requirements from larger expected quarterly revenues during 2006 and beyond, and also the expected deployment of additional financial resources in the expansion of the Company’s business and product offering that are expected to provide additional revenue opportunities, will require additional capital during the second half of 2006. The Company intends to look into augmenting its existing capital position by continuing to evaluate potential short-term and long-term sources of capital whether from debt, equity, hybrid, or other methods. The primary covenant in the Company’s existing uncommitted line of credit involves the right of the lenders to receive debt repayment from the proceeds of new financing activities. This covenant may restrict the Company’s ability to apply the proceeds of a financing event toward operations until the debt is repaid in full.

Note 3 - Net Loss Per Share

Basic and diluted net loss per share is computed based on the weighted average number of common shares outstanding. Common shares issuable upon the exercise of options are not included in the per share calculations since the effect of their inclusion would be antidilutive.

Note 4 - Inventories

Inventories consisted of the following:

	March 31, 2006	December 31, 2005
Raw materials	$1,155,000	$1,368,000
Work in process	1,063,000	443,000
Finished product	960,000	904,000

	$3,178,000	$2,715,000

Cost of product sales for the three months ended March 31, 2006, and the twelve months ended December 31, 2005 include approximately $0 and $0, respectively, of costs in excess of the net realizable value of inventory (including obsolete materials).

Inventory balances are reported net of a reserve for obsolescence. This reserve is computed by taking into consideration the components of inventory, the recent usage of those components, and anticipated usage of those components in the future. This reserve was approximately $160,000 as of both March 31, 2006 and December 31, 2005.

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

For employees and consultants, the Plan provides for granting of restricted shares of stock (RSGs), Incentive Stock Options (ISOs) and Nonstatutory Stock Options (NSOs). In the case of ISOs, the exercise price shall not be less than 100% (110% in certain cases) of the fair value of the Company’s common stock, as determined by the Compensation Committee or full Board as appropriate (the “Committee”), on the date of grant. In the case of NSOs, the exercise price shall be determined by the Committee, on the date of grant. The term of options granted to employees and consultants will be for a period not to exceed 10 years (five years in certain cases). Options granted under the Plan default to vest over a four-year period (one-fourth of options granted vest after one year from the grant date and the remaining options vest ratably each month thereafter), but the vesting period is determined by the Committee and may differ from the default period. In addition, the Committee may authorize option and restricted stock grants with vesting provisions that are not based solely on employees’ rendering of additional service to the Company. Beginning in 2006, the Compensation Committee of the Board approved grants of RSGs to be used as compensation for outside directors in lieu of NSOs.

For outside directors, the Company’s non-employee director compensation policy provides that each outside director will be automatically granted RSGs on the date of their initial election to the Board of Directors. On the date of the annual meeting of the stockholders of the Company, each outside director who is elected, reelected, or continues to serve as a director, shall be granted additional RSGs, except for those outside directors who are first elected to the Board of Directors at the meeting or three months prior. RSGs, or the NSOs that were granted prior to 2006, granted typically vest ratably over the service period, which is usually one year, and expire after ten years from the grant date.

During 2005, the Board elected to utilize a transition rule provided under FAS 123(R), and accelerated the vesting to December of 2005 a total of 364,198 options that were priced above the Company’s stock price (i.e., “out of the money” options) and scheduled to vest after 2005. There was no compensation expense recognized upon the acceleration of the options in 2005. The majority of these accelerated options were scheduled to vest during the first quarter 2006. By employing this method, these options were excluded from the Company’s FAS 123(R) calculation in the first quarter 2006. Beginning in 2006, the Board has indicated an interest in providing RSGs in lieu of stock options in many circumstances, and indeed has begun doing so within both employee and non-employee compensation programs. The Company’s change in view is based on the impact of the new accounting standard, industry trends, and the ability to use fewer shares to achieve intended results. The Board has also expressed an intention to continue to utilize performance-based equity incentives for more cases of equity compensation than in years past.

On October 31, 2003, the Board of Directors authorized the re-pricing of certain “out of the money” stock options granted to directors. A new strike price of $0.24 per share was established. Due to the adoption of FAS123(R), these options are now accounted for under the new standard, and as such not automatically adjusted on a quarterly basis based solely on changes in share price.

On January 2, 2003, the Board of Directors granted 2,800,000 new stock options to six of the Company’s employees, including officers. 950,000 of these options vested immediately, while the remaining 1,850,000 vested monthly in 12 installments. All of the options granted on January 2, 2003 were granted at a discount based on 25% of the average closing price of the Company’s common stock as reported on the American Stock Exchange over ten trading days and ultimately valued at a $0.22 discount to the closing price of the Company’s common stock as of the date of the grant. During July 2003, the Board of Directors cancelled approximately 2.8 million outstanding options held by certain Company employees, including officers. During January 2004, a total of 3.7 million options were granted to the employees of the Company, including officers, at a similar 25% discount. Such options vested for 1 or 2 years. An expense was recognized for the value of the discount through the vesting period. Additionally, certain of these 2003 options were accounted for using variable accounting. Due to the adoption of FAS123(R), these options are now accounted for under the new standard, and as such not automatically adjusted on a quarterly basis based solely on changes in share price.

During the first three months of 2006, the Company’s board of directors granted 110,000 RSGs to the Company’s non-employee board members, and 6,050,000 RSGs to the Company’s employees, most of which are scheduled to vest over a two year period. The latter figure includes 2 million RSGs that will only vest as a result of certain performance objectives being met.

Note 6 - Debt

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

According to existing accounting pronouncements and SEC guidelines, the Company allocated the proceeds of these borrowings between their debt and equity components. As a result of these borrowings during 2002, the Company recorded a non-cash charge of $1.2 million through the outstanding term of the warrants (April, 2004). $250,000 and $862,000 of that amount were recorded during 2004 and 2003, respectively. These warrants were valued at $1.2 million of the $2 million debt instrument based on a Black-Scholes valuation that included the difference between the value of the Company’s common stock and the exercise price of the warrants on the date of each warrant issuance and a 30% discounted face value of the notes, leaving the remaining $0.8 million as the underlying value of the debt. This $1.2 million was amortized over the vesting period of the warrants (the six quarters from the fourth quarter 2002 through the first quarter 2004).

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

On August 2, 2005, the Company and its lenders agreed to extend the due date from April 2006 until August 2007, and the lenders also agreed to waive the Company’s obligation to repay its debt with proceeds from an equity financing transaction with its lenders, including affiliates, in August 2005. No warrants or other inducements were issued as a result of this transaction.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

Forward Looking Statements

Because we want to provide investors with more meaningful and useful information, this Quarterly Report on Form 10-Q contains, and incorporates by reference, certain forward-looking statements that reflect our current expectations regarding its future results of operations, performance and achievements. We have tried, wherever possible, to identify these forward-looking statements by using words such as “anticipates,” “believes,” “estimates,” “expects,” “designs,” “plans,” “intends,” “looks,” “may,” and similar expressions. These statements reflect our current beliefs and are based on information currently available to us. Accordingly, these statements are subject to certain risks, uncertainties and contingencies, including the factors set forth under Item 1A, Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2005, which could cause our actual results, performance or achievements for 2006 and beyond to differ materially from those expressed in, or implied by, any of these statements. You should not place undue reliance on any forward-looking statements. Except as otherwise required by federal securities laws, we undertake no obligation to release publicly the results of any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date of this prospectus or to reflect the occurrence of unanticipated events.

General

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

Wireless telecommunications has undergone significant merger activity in recent years, a trend which may continue. These activities often result in operators with disparate technologies and spectrum assets, and the need to integrate those assets. In addition, the deployment of data applications is adding to the industry requirement to integrate disparate technologies into base stations and other fixed points of access, resulting in the need to manage multiple wireless signals and keep them from interfering with each other. We are focused on providing solutions that address these types of requirements. During 2005, we bid on substantially larger business opportunities than we had in recent years. These proposals often are accompanied by long approval cycles and up-front product development costs. We believe the potential benefits to outweigh these costs, and expect to continue to bid on these types of business opportunities.

We announced several significant recent events during 2006, such as increased international sales and sourcing activities, the expansion of our customer base, and significant new product development including the launch of our first digital platform, the digital ANF (DANF), which addresses the PCS band and can be configured for other architectures/frequencies. Despite these improvements, the wireless telecommunications industry is subject to risks beyond our control that can negatively impact customer capital spending budgets (as occurred during 2003) and/or spending patterns (as occurred during 2004 and the first quarter of 2006). For these and other reasons, and despite our expectation that 2006 results will exceed 2005 results, our financial statements have been prepared assuming we will continue as a going concern.

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

As indicated above, we are also pursuing digital technologies, including the deployment of our DANF for PCS. We believe that adding solutions for the PCS band to complement those for the traditional 850 MHz band, and by producing solutions in digital format, will allow us to extend coverage in the wireless telecommunications realm, both in more aspects of the cellular market and beyond the cellular market, and thus greatly increase our available market.

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

Results of Operations

Three Months Ended March 31, 2006 and 2005

Our net sales decreased $1,967,000, or 60%, to $1,326,000 for the three months ended March 31, 2006 from $3,293,000 for the same period in 2005. This decrease was primarily due to the fulfillment of a $2 million backlog going into 2005 of RF² product solutions deployed within wireless data networks, with no comparable backlog entering 2006. 2006 was further hampered by deviations in planned customer spending, which as noted above, can create substantial volatility in sales and related revenue recognition. We anticipate that revenue during the second quarter 2006 will exceed revenue posted during the first quarter 2006 due to existing and/or anticipated future orders, some of which are evidenced by customer forecasts and letters of intent. However, we must note that forecasts and letters of intent are, by their nature, nonbinding and subject to change. We entered the second quarter 2006 with no substantial order backlog, consistent with the last two quarters of 2005 and the first quarter of 2006.

Cost of sales decreased by $1,091,000, or 57%, to $830,000 for the three months ended March 31, 2006 from $1,921,000 for the same period in 2005. The decrease in cost of sales was due to the decrease in sales volume, less certain volume-related efficiencies.

Our research and development expenses increased by $117,000, or 34%, to $464,000 for the three months ended March 31, 2006, from $347,000 for the same period in 2005. This increase is due to increased spending associated with the addition of a significant number of products to our RF² product family during 2005, including a multicoupler solution and a PCS spectrum portfolio. We expect to continue to invest more in R&D during 2006 than we did during 2005 as we expand both our existing product families and develop two new product lines that would be applicable in wireless technologies beyond cellular telecommunications.

Selling and marketing expenses increased by $265,000, or 72%, to $631,000 for the three months ended March 31, 2006, from $366,000 for the same period in 2005. This increase is due to the addition of personnel and initiatives associated with larger proposed projects and an increased customer base. The expectation is that these efforts are necessary for, and are expected to produce, revenue in 2006 and beyond well in excess of that generated during 2005.

General and administrative expenses increased by $90,000, or 11%, to $941,000 for the three months ended March 31, 2006, from $851,000 for the same period in 2005. The first quarter of 2006 amount was approximately in line with the average quarterly result during 2005. The largest portion of the increase during the first quarter 2006 was due to compensation-related charges, specifically approximately $70,000 in bonuses associated with new employment agreements for the Chief Executive Officer, Chief Financial Officer, and Chief Technology Officer.

Liquidity and Capital Resources

At March 31, 2006, the Company’s cash and cash equivalents were $2.2 million, a decrease of $1.3 million from the balance at December 31, 2005 of $3.5 million.

During the first quarter 2006, the Company utilized its cash and accounts receivable collections to fund a $0.5 million increase in inventories, $0.7 million net reduction in accrued expenses, and operating expenses that include substantial product development and costs required to support customer field trials.

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

As of the date of this filing, the Company has financed its operations primarily through public and private equity and debt financings. Projected increases in working capital requirements from larger expected quarterly revenues during 2006 and beyond, and also the expected deployment of additional financial resources in the expansion of the Company’s business and product offering that are expected to provide additional revenue opportunities, will require additional capital during the second half of 2006. The Company intends to look into augmenting its existing capital position by continuing to evaluate potential short-term and long-term sources of capital whether from debt, equity, hybrid, or other methods. The primary covenant in the Company’s existing uncommitted line of credit involves the right of the lenders to receive debt repayment from the proceeds of new financing activities. This covenant may restrict the Company’s ability to apply the proceeds of a financing event toward operations until the debt is repaid in full.

Contractual Obligations, Commitments, and Off Balance Sheet Arrangements

No such arrangements existed as of March 31, 2006, except for leases as described and the minimum lease payments as detailed in this document.

Contractual Obligations	Payments Due by Period
Year	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long Term Debt Obligations	$11,746,000	—	$11,746,000	—	—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	$1,554,000	$162,000	$340,000	$363,000	$689,000
Purchase Obligations	—	—	—	—	—
Other Long Term Liabilities Reflect on the Registrant’s Balance Sheet under GAAP	—	—	—	—	—
Total	$13,300,000	$162,000	$12,086,000	$363,000	$689,000

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company does not have any material market risk sensitive instruments.

Item 4. Controls and Procedures.

(a)	An evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2006. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms.

(b)	There were no significant changes in the Company’s internal control over financial reporting identified in connection with the evaluation of such controls that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits: A list of exhibits is set forth in the Exhibit Index found on page 16 of this report.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of May 2006.

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