Form 10-Q
period 2006-06-30
ISCO INTERNATIONAL INC
filed 2006-08-14
CIK 888693

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2006.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from              to

Commission file number 001-22302

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    ☐  Yes  ☒    No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 30, 2006
Common Stock, par value $0.001 per share	185,962,034

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ISCO INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2006	December 31, 2005
	(unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$5,557,286	$3,486,430
Inventories	2,907,753	2,715,170
Accounts receivable, net	2,693,644	1,677,334
Prepaid expenses, settlement receivable, and other	70,710	253,167

Total current assets	11,229,393	8,132,101

Property and equipment:
Property and equipment	1,130,498	1,037,432
Less: accumulated depreciation and amortization	(760,911)	(720,142)

Net property and equipment	369,587	317,290

Restricted certificates of deposit	200,000	242,180
Goodwill	13,370,000	13,370,000
Intangible assets, net	835,395	844,062

Total assets	$26,004,375	$22,905,633

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$393,363	$416,095
Inventory-related material purchase accrual	545,000	530,134
Employee-related accrued liabilities	372,562	208,408
Accrued professional services	88,843	279,000
Other accrued liabilities	180,663	301,923

Total current liabilities	1,580,431	1,735,560

Deferred facility reimbursement	110,000	118,988
Notes and related accrued interest with related parties	15,905,705	10,520,369

Stockholders’ equity:
Preferred stock; 300,000 shares authorized; No shares issued and outstanding at June 30, 2006 and December 31, 2005	—	—
Common stock ($.001 par value); 250,000,000 shares authorized; 185,507,034 and 183,252,036 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	185,507	183,252
Additional paid-in capital (net of unearned compensation)	171,193,845	170,387,752
Accumulated deficit	(162,971,113)	(160,040,288)

Total stockholders’ equity	8,408,239	10,530,716

Total liabilities and stockholders’ equity	$26,004,375	$22,905,633

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

ISCO INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net sales	$3,446,280	$2,484,159	$4,771,869	$5,777,280

Costs and expenses:
Cost of sales	2,058,819	1,194,403	2,889,254	3,115,682
Research and development	474,415	554,649	937,939	901,160
Selling and marketing	852,192	445,479	1,483,097	811,871
General and administrative	1,118,432	911,901	2,059,080	1,763,301

Total costs and expenses	4,503,858	3,106,432	7,369,370	6,592,014

Operating loss	(1,057,578)	(622,273)	(2,597,501)	(814,734)

Other income (expense):
Interest income	20,878	4,460	52,013	8,454
Interest expense	(194,087)	(193,375)	(385,337)	(486,461)

	(173,209)	(188,915)	(333,324)	(478,007)

Net loss	$(1,230,787)	$(811,188)	$(2,930,825)	$(1,292,741)

Basic and diluted loss per share	$(0.01)	$(0.00)	$(0.02)	$(0.01)

Weighted average number of common shares outstanding	184,411,485	162,491,230	183,993,196	161,535,245

See the accompanying Notes which are an integral part of the Condensed Consolidated Financial Statements.

ISCO INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Six Months ended June 30, 2006

(UNAUDITED)

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2005	183,252,036	$183,252	$170,387,752	$(160,040,288)	$10,530,716
Exercise of Stock Options and vesting of Restricted Shares	2,254,998	2,255	171,546	—	173,801
Equity Compensation Expense	—	—	631,423	—	631,423
Short Swing Profit Recovery			3,124		3,124
Net Loss	—	—	—	(2,930,825)	(2,930,825)

Balance at June 30, 2006	185,507,034	$185,507	$171,193,845	$(162,971,113)	$8,408,239

See the accompanying Notes which are an integral part of the Condensed Consolidated Financial Statements.

ISCO INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2006	2005
Operating Activities:
Net loss	$(2,930,875)	$(1,292,741)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization, excluding goodwill	68,260	70,134
Patent-related charge	—	199,819
Non-cash compensation expense	631,423	508,313
Changes in operating assets and liabilities	(805,167)	(324,160)

Net cash used in operating activities	(3,036,359)	(838,635)

Investing Activities:
Decrease in restricted CD’s	42,180	—
Payment of patent costs	(16,887)	(25,696)
Acquisition of property and equipment, net	(95,003)	(52,429)

Net cash used in investing activities	(69,710)	(78,125)

Financing Activities:
Short swing profit recovery	3,124	—
Proceeds from borrowings	5,000,000	1,000,000
Exercise of stock options and vesting of restricted stock	173,801	227,450

Net cash provided by financing activities	5,176,925	1,227,450

(Decrease)/Increase in cash and cash equivalents	2,070,856	310,690
Cash and cash equivalents at beginning of period	3,486,430	402,391

Cash and cash equivalents at end of period	$5,557,286	$713,081

See the accompanying Notes which are an integral part of the Condensed Consolidated Financial Statements.

ISCO INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 - Basis of Presentation

The condensed consolidated financial statements include the accounts of ISCO International, Inc. and its wholly owned subsidiaries, Spectral Solutions, Inc. and Illinois Superconductor Canada Corporation (collectively referred to as “we,” the “Company,” or “ISCO”). All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of results for the interim periods have been included. These financial statements and notes included herein should be read in conjunction with ISCO’s audited financial statements and notes for the year ended December 31, 2005 included in ISCO’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter of for the entire year ending December 31, 2006. For further information, refer to the financial statements, including the notes thereto, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

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

In June 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections” (“SFAS No. 154”), which will require entities that voluntarily make a change in an accounting principle to apply that change retrospectively to prior periods’ financial statements, unless such retrospective application would be impracticable. SFAS No. 154 supersedes Accounting Principles Board Opinion No. 20, Accounting Changes (“APB No. 20”), which previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle. SFAS No. 154 also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. Another significant change in practice under SFAS No. 154 will be the requirement that if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate. Under APB No. 20, such a change would have been reported as a change in accounting principle. SFAS No. 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005 and will have an effect on us to the extent we make an accounting change or correct an error.

During June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes,” which will impact the recognition, measurement, and disclosure of positions taken for income tax purposes. The Interpretation is effective for fiscal years beginning after December 15, 2006 (2007 in ISCO’s case). Because ISCO has historically posted losses and has maintained a full valuation allowance on its available future income tax benefit, we do not expect this Interpretation to have a material effect on our results of operations or financial position.

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

On January 1, 2006 the Company adopted SFAS No. 123(R), under the modified prospective application transition method without restatement of prior interim periods. This will result in the Company recognizing compensation cost based on the requirements of SFAS No. 123(R) for all equity-based compensation awards issued after the effective date of this statement. For all equity-based compensation awards that were unvested as of that date, compensation cost is recognized for the unamortized portion of compensation cost not previously included in the SFAS No. 123 pro forma footnote disclosure. The adoption of SFAS No. 123(R) is expected to have a material effect on the Company’s results of operations with respect to equity issuances during 2006 and beyond, beginning with a non-cash charge expected to total in excess of $1.5 million throughout 2006.

The effects on earnings and earnings per share if the value recognition provisions of FAS 123(R) were applied to the three-month and six-month periods ended June 30, 2005 is presented in the following tables:

	Three months ended June 30, 2005	Six months ended June 30, 2005
Net loss, as reported	$(811,000)	$(1,293,000)
Deduct net change in stock-based employee compensation expense determined under fair-value-based method of all rewards, net of tax	$(159,000)	$(292,000)
Pro forma net loss	$(970,000)	$(1,585,000)
Pro forma net loss per share (basic)	$(0.01)	$(0.01)
Pro forma net loss per share (diluted)	$(0.01)	$(0.01)

Report as Rounded

Outstanding, December 31, 2005	8,146,436	8,146,000
Granted	—	—
Forfeited or canceled	(635,000)	(635,000)
Exercised	(845,000)	(845,000)

Outstanding, June 30, 2006	6,666,436	6,666,000

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in the first six months of 2005: no dividend yield, expected volatility of 105%, risk-free interest rate of 3.8%, and an expected life of 4 years.

At June 30, 2006, a total of 6,666,000 stock options were outstanding under the Company’s equity compensation plans. Stock-based compensation expense recognized during the second quarter of 2006 included compensation expense for stock options granted prior to, but not yet vested as of, April 1, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of FAS 123. Included in stock-based compensation expense in the second quarter and first six months of 2006 were $17,000 and $78,000, respectively, related to stock options.

Restricted Share Rights

Restricted share grants offer employees the opportunity to earn shares of the Company’s stock over time. These grants generally vest over two years for employees and one year for non-employee directors. The Company recognizes the issuance of the shares related to these stock-based compensation awards and the related compensation expense on a straight-line basis over the vesting period. Included within these grants are also performance-based shares, that is, shares that vest based on accomplishing particular objectives as opposed to vesting over time. No performance-based shares were vested during the three month and six month periods ending June 30, 2006.

The following table summarizes the restricted stock award activity during the first six months of 2006.

	Shares	Weighted Average Grant Date Fair Value (per share)
Outstanding, December 31, 2005	None	None
Granted	13,280,000	$0.35
Forfeited or canceled	150,000	$0.39
Vested	1,410,000	$0.35
Outstanding, June 30, 2006	11,720,000	$0.35

The total fair value of restricted shares vested during the three and six month periods ended June 30, 2006 was $402,000 and $507,000, respectively. Total non-cash equity compensation expense recognized during the three and six month periods ended June 30, 2006 were $410,000 and $631,000, respectively. Non-cash equity expense for the three and six month periods ended June 30, 2006, included $402,000 and $507,000 for vested restricted share grants, $17,000 and $78,000, respectively, for the vesting of stock options awarded prior to 2005, and ($9,000) and $46,000, respectively, for the straight-line amortization of restricted share grants that did not vest during the three and six month periods ended June 30, 2006.

Note 2. Realization of Assets

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses from operations in recent years, and such losses have continued through the (unaudited) quarter ended June 30, 2006. In addition, the Company has used, rather than provided, cash in its operations.

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

The Company has incurred, and continues to incur, losses from operations. For the years ended December 31, 2005, 2004, and 2003, the Company incurred net losses of $3 million, $7 million, and $7.2 million, respectively. Although financial performance has improved, the Company incurred additional net losses of $1.2 million and $2.9 million, respectively, during the three and six month periods ended June 30, 2006. The Company’s strategy included the consolidation of its manufacturing and research and development facilities, increasing the efficiency of the Company’s processes, focusing development efforts on products with a greater probability of commercial sales, reducing professional fees and discretionary expenditures, and negotiating favorable payment arrangements with suppliers and service providers. More importantly, the Company configured itself along an outsourcing model, thus allowing for relatively large, efficient production without the associated overhead. The combination of these factors has been highly effective in bringing the Company closer to profitability (from a net loss as high as $28 million during 2001) while enabling it to deliver significant quantities of solutions. Beginning in 2005, the Company began to invest in additional product development (engineering) and sales and marketing resources as it began to increase its volume of business. While viewed as a positive development, these expenditures have added to the funding requirements listed above.

To date, the Company has financed its operations primarily through public and private equity and debt financings. Projected increases in working capital requirements from larger expected quarterly revenues during 2006 and beyond, and also the expected deployment of additional financial resources in the expansion of the Company’s business and product offering that are expected to provide additional revenue opportunities, required the $5 million of capital that was added during June 2006 (see Note 6 — Debt and Financial Position). The Company believes it has sufficient financial resources to operate its business as intended during the remainder of 2006 and into 2007. The Company’s uncommitted line of credit facility matures during August 2007, an event which will require the Company to have additional capital available, whether in the form of an extension of this arrangement or a new arrangement, by that date. The primary covenant in the Company’s existing uncommitted line of credit involves the right of the lenders to receive debt repayment from the proceeds of new financing activities. This covenant may restrict the Company’s ability to apply the proceeds of a financing event toward operations until the debt is repaid in full.

Note 3 - Net Loss Per Share

Basic and diluted net loss per share is computed based on the weighted average number of common shares outstanding. Common shares issuable upon the exercise of options are not included in the per share calculations since the effect of their inclusion would be antidilutive.

Note 4 - Inventories

Inventories consisted of the following:

	June 30, 2006	December 31, 2005
Raw materials	$1,655,000	$1,368,000
Work in process	803,000	443,000
Finished product	450,000	904,000

	$2,908,000	$2,715,000

Cost of product sales for the six months ending June 30, 2006, and the twelve months ended December 31, 2005 include approximately $0 and $0, respectively, of costs in excess of the net realizable value of inventory (including obsolete materials).

Inventory balances are reported net of a reserve for obsolescence. This reserve is computed by taking into consideration the components of inventory, the recent usage of those components, and anticipated usage of those components in the future. This reserve was approximately $200,000 and $160,000 as of June 30, 2006 and December 31, 2005, respectively.

Note 5 - Stock Options and Equity Transactions

On August 19, 1993, the Board of Directors adopted the 1993 Stock Option Plan for employees, consultants, and directors who were not also employees of the Company (outside directors). This plan reached its ten-year expiration during 2003. During the 2003 annual meeting of shareholders, the Company’s shareholders approved a new 2003 Equity Incentive Plan to take the place of the expiring 1993 plan. Unissued options from the 1993 plan were used to fund the 2003 plan. During the 2005 annual meeting of shareholders, the Company’s shareholders approved 12 million additional shares of stock to be included in the 2003 Plan, and clarified the ability for the 2003 Plan to utilize up to 5 million unused shares originally allocated to the 1993 Plan. During the 2006 annual meeting of shareholders, the Company’s shareholders approved a grant of up to 6 million shares to the Company’s President and CEO, John Thode. The maximum number of shares issuable under these plans is 32,011,468. These Plans are collectively referred to as the “Plan”.

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

For outside directors, the Company’s non-employee director compensation policy provides that each outside director will be automatically granted RSGs on the date of their initial election to the Board of Directors. On the date of the annual meeting of the stockholders of the Company, each outside director who is elected, reelected, or continues to serve as a director, shall be granted additional RSGs, except for those outside directors who are first elected to the Board of Directors at the meeting or three months prior. RSGs or NSOs granted typically vest ratably over the service period, which is usually one year, and expire after ten years from the grant date.

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

On August 2, 2005, the Company completed a financing transaction with its two largest shareholders (including their affiliates). These entities, including affiliates, are also the Company’s lenders, with a total of $10.3 million in principal and interest due as of September 30, 2005. In exchange for 20 million shares of common stock, the Company received $4.4 million. In addition, the $10.3 million in debt, including accrued interest, which was due April 2006, is now due August 2007. Finally, the lenders agreed to waive their right to be repaid with new financing proceeds, allowing the Company to utilize the funds for product development or otherwise as it chooses. Pursuant to the provisions of Section 16 of the Securities Exchange Act of 1934, these entities also remitted approximately $0.6 million in profits from sales of Company common stock during the six months preceding this financing.

During the three and six month periods ended June 30, 2006, the Company’s board of directors granted 220,000 and 330,000 RSGs, respectively, to the Company’s non-employee board members, and 900,000 and 6,950,000 RSGs, respectively, to the Company’s employees, most of which are scheduled to vest over a two year period. The latter figure includes grants to Dr. Amr Abdelmonem, the Company’s Chief Technology Officer, of 1.5 million RSGs that will vest over a two year period and 2 million RSGs that will only vest as a result of certain performance objectives being met. During the June 2006 annual meeting of shareholders, the Company’s shareholders approved a grant of 6 million RSGs to the Company’s President and Chief Executive Officer, John Thode. Two million of these RSGs will vest over a two year period and the other 4 million will only vest as a result of certain performance objectives being met.

Note 6 - Debt and Financial Position

2002 Credit Line

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

2006 Convertible Debt

During June 2006 the Company entered into a Securities Purchase Agreement (the “Agreement”) and convertible notes (the “Notes”) with Alexander Finance, L.P., and Manchester Securities Corporation L.P. (together, the “Lenders”), pursuant to which the Lenders have agreed, to each loan the Company $2,500,000, or an aggregate of $5,000,000, in convertible debt. The Lenders, including affiliates, are the Company’s two largest shareholders. The transaction is structured as a private placement of securities pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506 promulgated thereunder.

The Notes will mature on June 22, 2010 and bear an interest rate of 5% due at maturity. Both the principal amount and any accrued interest on the Notes is convertible into the Company’s common stock at a rate of $0.33 per share, subject to certain anti-dilution adjustments. The Lenders have the right to convert the Notes, both principal and accrued interest, into shares of common stock at the rate of $0.33 per share at any time. The Company has the right to redeem the Notes in full in cash at any time beginning two years after the date of the Agreement. The conversion rate of the Notes will be subject to customary anti-dilution protections, provided that the number of additional shares of common stock issuable as a result of changes to the conversion rate will be capped so that the aggregate number of shares of common stock issuable upon conversion of the Notes will not exceed 19.99% of the aggregate number of shares of common stock presently issued and outstanding.

The Notes are secured on a first priority basis by all of the Company’s intangible and tangible property and assets. Payment of the Notes are guaranteed by the Company’s two subsidiaries, Spectral Solutions, Inc. and Illinois Superconductor Canada Corporation. The Agreement contains customary representations, warranties and covenants. The Company is required to file a registration statement covering the resale of the shares of common stock issuable upon conversion of the Notes with the Securities and Exchange Commission within 45 days following the issuance of the Notes. Concurrently with the execution of the Agreement, the Lenders have waived their right under the Company’s existing line of credit arrangement to receive the financing proceeds from the issuance of the Notes, allowing the Company to use the funds for product development or general working capital purposes. No fees have been paid to any financial advisor, placement agent, broker or finder in connection with the transactions contemplated by the Agreement and the Notes.

Assuming the Notes are held for the full four year term, 18,505,719 shares of common stock would be required upon settlement, for both principal and interest. This amount is approximately 10% of the approximately 184 million shares of common stock currently issued and outstanding. As of June 22, 2006, the Lenders, including their affiliates, owned approximately 43% of the Company’s outstanding shares. As a result of this transaction, the combined holdings of the Lenders would be approximately 48% of the Company’s outstanding common stock.

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

General

We have shifted from manufacturing in-house to an outsourced manufacturing model wherein we supply parts and raw materials to third parties, who then complete the products to our specifications. This system allows us to outsource procurement in the future if we choose to do so. Our products are designed for efficient production in this manner, emphasizing solid-state electronics over mechanical devices with moving parts. The decrease in cost associated with these developments, coupled with enhanced product functionality, have significantly reduced overhead costs since 2002 and allowed us to realize consistently improved margins. In addition, because we have built upon and expanded upon our earlier developed technology, based on substantial input from customers, to launch the RF² product family and consider additional solutions, we have generally controlled total research and development (“R&D”) costs.

The wireless telecommunications market has experienced significant merger activity in recent years, a trend which may continue. These activities often result in operators attempting to manage and maintain disparate technologies and spectrum assets, and the need to integrate those assets. In addition, the deployment of data applications is adding to the industry requirement to integrate disparate technologies into base stations and other fixed points of access, resulting in the need to manage multiple wireless signals and keep them from interfering with each other. We are focused on providing solutions that address these types of requirements and, as a result of this focus, we bid on substantially larger business opportunities during 2005 and 2006 than we had in recent years. These proposals often are accompanied by long approval cycles and up-front product development costs. We believe the potential benefits to outweigh these costs, and expect to continue to bid on these types of business opportunities. We also continue to pursue an increasing number of smaller projects to complement these larger opportunities.

We announced several significant events to date during 2006. For instance, in January and February 2006, we entered into employment agreements with three executive officers: an agreement with Mr. John S. Thode, to continue to serve as our President and Chief Executive Officer, an agreement with Dr. Amr Abdelmonem, to continue to act as our Executive Vice President and Chief Technology Officer, and an agreement with Mr. Frank J. Cesario, to continue to serve as our Chief Financial Officer. We also announced sales and product developments such as increased international sales and sourcing activities, the expansion of our customer base, and significant new product development including the launch of our first digital platform, the digital ANF (dANF), which is designed for use in the PCS (1900 MHz) band and can be configured for other architectures/frequencies. The second quarter of 2006 saw more than $5 million of customer orders received – a record for quarterly orders and revenue and a substantial increase over previous periods – as well an infusion of $5 million in capital through the issuance of convertible notes to affiliates of our two largest stockholders who are also our existing lenders. Despite these improvements, the wireless telecommunications industry is subject to risks beyond our control that can negatively impact customer capital spending budgets (as occurred during 2003) and/or spending patterns (as occurred during 2004 and the first quarter of 2006). For these and other reasons, and despite our expectation that 2006 results will exceed 2005 results, our financial statements have been prepared assuming we will continue as a going concern.

As an after-market vendor, we have experienced uneven revenue, reflecting the buying patterns of wireless telecommunications carriers. We and other after-market vendors historically have experienced a “fourth quarter effect” in which operators used a disproportionately large percentage of their capital budgets at the end of their fiscal year rather than lose it going forward. More recently, as operators have embarked on significant projects such as the deployment of and upgrades to data networks, wireless operators have often reallocated funds from their voice networks to other activities, and from fiscal year planning to project planning. We have been adjusting our product line and sales strategy to try to take advantage of these trends and, thus, realize a higher, more stable revenue stream.

As indicated above, we are also pursuing digital technologies, including the deployment of our dANF platform for PCS. We believe that by producing solutions in digital format and adding solutions for the PCS band to complement those for the traditional 850 MHz band, we will extend coverage in the wireless telecommunications realm and greatly increase our available market, both in an expanded reach in the cellular market and new opportunities in the non-cellular market. If we are successful in this effort, we expect to open a much broader addressable market and thus have the opportunity to enjoy substantially larger revenues.

We were founded in 1989 by ARCH Development Corporation, an affiliate of the University of Chicago, to commercialize superconductor technologies initially developed by Argonne National Laboratory. We were incorporated in Illinois on October 18, 1989 and reincorporated in Delaware on September 24, 1993. Our facilities and principal executive offices are located at 1001 Cambridge Drive, Elk Grove Village, IL 60007 and our telephone number is (847) 391-9400.

Results of Operations

Three Months Ended June 30, 2006 and 2005

Our net sales increased $962,000, or 39%, to $3,446,000 for the three months ended June 30, 2006 from $2,484,000 for the same period in 2005. This increase was due to the expansion of our RF² product family and the shipment of more RF² products to customers during the second quarter of 2006 relative to the second quarter of 2005. We anticipate our unit volume and related revenue to increase during the third quarter of 2006 as compared to the third quarter of 2005, due to existing and/or anticipated customer orders. Our order backlog entering the third quarter of 2006 was approximately $1.8 million, up from a negligible backlog at the same time of 2005.

Cost of sales increased by $865,000, or 72%, to $2,059,000 for the three months ended June 30, 2006 from $1,194,000 for the same period in 2005. The increase in cost of sales was due primarily to the 39% increase in sales volume, but to a lesser extent by a less favorable product mix (40% gross margin during the current period as compared to approximately 50% during the same period of 2005).

Our research and development (“R&D”) expenses decreased by $81,000, or 15%, to $474,000 for the three months ended June 30, 2006, from $555,000 for the same period in 2005. However, we expensed $200,000 of capitalized patent-related charges during the second quarter 2005, as we deemed such items to be unlikely to generate significant future revenues. Excluding this non-cash patent charge, spending actually increased by $119,000, or 34%, from the prior year period. We added a significant number of products to our RF² product family during 2006, including a Ground Mounted Amplifier (GMA), but focused most of our spending on the digital ANF platform (dANF). The first dANF product for PCS was completed during the first half of 2006, and additional products within this platform are expected to come out during the next several quarters. Finally, we are developing a fully digital ANF platform, which we expect to be applicable beyond the base station in wireless telecommunications. We expect to continue to invest more in R&D than during 2006 as we develops these products.

Selling and marketing expenses increased by $407,000, or 91%, to $852,000 for the three months ended June 30, 2006, from $445,000 for the same period in 2005. The increase in expense was attributable to the continued addition of personnel in this area as we pursue larger business opportunities and additional customers. We have also performed extensive customer development activities as we have added new customers and launched new products, particularly the dANF product platform, an area expected to increase during the third quarter. Thus, we expect to continue to incur at least this level of selling and marketing expenses in future periods.

General and administrative expenses increased by $206,000, or 23%, to $1,118,000 for the three months ended June 30, 2006, from $912,000 for the same period in 2005. This increase was attributable to an increase in cash and non-cash equity compensation charges as compared to the prior period. Other than non-cash equity compensation charges, General and Administrative costs are expected to stay approximately the same during the rest of the year.

Six Months Ended June 30, 2006 and 2005

Our net sales decreased $1,005,000, or 17%, to $4,772,000 for the six months ended June 30, 2006 from $5,777,000 for the same period in 2005. This decrease was due primarily to the timing of order fulfillment, as sales activity actually increased from 2005 to 2006. We entered 2005 with approximately $2 million in order backlog and added approximately $3.8 million in new orders to ship $5.8 million during the first six months of 2005. During 2006, we received approximately $6.4 million in orders (primarily June 2006), shipping $4.8 million during the first six months of 2006 (primarily June 2006) and expect to fulfill the backlog during the third quarter 2006. We anticipate our unit volume and related revenue to increase during the remainder of 2006 as compared to the second half of 2005, due to existing and/or anticipated customer orders.

Cost of sales decreased by $227,000, or 7%, to $2,889,000 for the six months ended June 30, 2006 from $3,116,000 for the same period in 2005. The decrease in cost of sales was due primarily to the 17% decrease in sales volume, but was also impacted by a less favorable product mix (approximately 40% gross margin during 2006 vs. 46% during 2005).

Our R&D expenses increased by $37,000, or 4%, to $938,000 for the six months ended June 30, 2006, from $901,000 for the same period in 2005. Because we expensed $200,000 of capitalized patent-related charges during the second quarter 2005, the actual increase in spending is really 26%. We added a significant number of products to our RF² product family during 2006, including a Ground Mounted Amplifier (GMA), but focused most of our spending on the digital ANF platform (dANF). The first dANF product for PCS was completed during the first half of 2006, and additional products within this platform are expected to come out during the next several quarters. Finally, we are developing a fully digital ANF platform, which it expects to be applicable beyond the base station in wireless telecommunications. We expect to continue to invest more in R&D than during 2006 as we develop these products.

Selling and marketing expenses increased by $671,000, or 83%, to $1,483,000 for the six months ended June 30, 2006, from $812,000 for the same period in 2005. The increase in expense was attributable to the continued addition of personnel in this area as we pursue larger business opportunities and additional customers. We have also performed extensive customer development activities as we have added new customers and launched new products, particularly the dANF product platform, an area expected to increase during the third quarter. Thus, we expect to continue to incur at least this level of selling and marketing expenses in future periods.

General and administrative expenses increased by $296,000, or 17%, to $2,059,000 for the six months ended June 30, 2006, from $1,763,000 for the same period in 2005. This increase was attributable to an increase in cash and non-cash equity compensation charges as compared to the prior period. Other than non-cash equity compensation charges, General and Administrative costs are expected to stay approximately the same during the rest of the year.

Liquidity and Capital Resources

At June 30, 2006, the Company’s cash and cash equivalents were $5,557,000, an increase of $2,071,000 from the balance at December 31, 2005 of $3,486,000.

During the first six months of 2006, the Company realized $5 million from the issuance of convertible debt, funded a $1 million increase in accounts receivable due to the highest quarterly revenue in our history recorded during the second quarter, and spent roughly $1.9 million in cash on the business, including the development of next generation products.

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

To date, the Company has financed its operations primarily through public and private equity and debt financings. Projected increases in working capital requirements from larger expected quarterly revenues during 2006 and beyond, and also the expected deployment of additional financial resources in the expansion of the Company’s business and product offering that are expected to provide additional revenue opportunities, required the $5 million of capital that was added during June 2006 (see Note 6 – Debt and Financial Position). The Company believes it has sufficient financial resources to operate its business as intended during the remainder of 2006 and into 2007. The Company’s uncommitted line of credit facility matures during August 2007, an event which will require the Company to have additional capital available, whether in the form of an extension of this arrangement or a new arrangement, by that date. The primary covenant in the Company’s existing uncommitted line of credit involves the right of the lenders to receive debt repayment from the proceeds of new financing activities. This covenant may restrict the Company’s ability to apply the proceeds of a financing event toward operations until the debt is repaid in full.

Contractual Obligations, Commitments, and Off Balance Sheet Arrangements

The following table lists the contractual obligations and commitments that existed as of June 30, 2006:

Contractual Obligations	Payments Due by Period
Year	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long Term Debt Obligations	$17,852,000	—	$11,746,000	$6,106,000	—
Operating Lease Obligations	$1,510,000	$165,000	$345,000	$370,000	$630,000
Total	$19,362,000	$165,000	$12,091,000	$6,476,000	$630,000

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company does not have any material market risk sensitive instruments.

Item 4. Controls and Procedures.

(a)	An evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2006. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms.
(b)	There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of such controls that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes to prior disclosures in our 2005 Annual Report on Form 10-K.

Item 4. Submission of Matters to a Vote of Security Holders.

At our annual meeting of shareholders held on June 16, 2006, the following proposals were approved by the margins indicated:

	Number of Shares
	Voted For	Withheld
1. To elect seven (7) Directors, to serve for one year and until a successor is elected and qualified:
Mr. John Thode	159,199,650	3,055,997
Mr. Jim Fuentes	158,772,256	3,483,391
Dr. Amr Abdelmonem	159,179,101	3,076,546
Dr. George Calhoun	158,677,732	3,577,915
Mr. Mike Fenger	158,938,910	3,316,737
Mr. Ralph Pini	159,173,100	3,082,547
Mr. Tom Powers	159,032,813	3,222,834

		Voted For	Number of Shares Against	Abstain	Broker Non- Votes
2.	To approve the proposed restricted stock grant to John Thode, the Company’s President and Chief Executive Officer, and the corresponding amendment to the Company’s 2003 Equity Incentive Plan, as amended	17,754,999	4,910,973	500,347	139,096,203
3.	To ratify the appointment of Grant Thornton LLP as the independent auditors of our financial statements for the fiscal year ending December 31, 2006.	159,435,551	2,425,980	394,116	none

Item 6. Exhibits

Exhibits: A list of exhibits is set forth in the Exhibit Index found on page 21 of this report.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of August 2006.

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