Form 10-Q
period 2006-09-30
ISCO INTERNATIONAL INC
filed 2006-11-14
CIK 888693

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2006.

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

Registrant’s Telephone Number, Including Area Code (847)391-9400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer,  an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2006
Common Stock, par value $0.001 per share Preferred Stock Purchase Rights	186,767,033

PART I. FINANCIAL INFORMATION
Item1.	Financial Statements.
ISCO INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2006	December 31, 2005
	(unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$4,173,382	$3,486,430
Accounts receivable, net	5,525,774	1,677,334
Inventories, net	2,908,698	2,715,170
Prepaid expenses and other	120,006	253,167
Total current assets	12,727,860	8,132,101
Property and equipment:
Property and equipment	1,156,434	1,037,432
Less: accumulated depreciation and amortization	(785,289)	(720,142)
Net property and equipment	371,145	317,290

Restricted certificates of deposit	161,766	242,180
Goodwill	13,370,000	13,370,000
Intangible assets, net	837,703	844,062
Total assets	$27,468,474	$22,905,633

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$1,609,996	$416,095
Inventory-related material purchase accrual	236,565	530,134
Employee-related accrued liabilities	352,451	208,408
Accrued professional services	50,443	279,000
Current portion of Long Term Debt, including related interest, with related parties	11,100,457	-
Other accrued liabilities	225,875	301,923
Total current liabilities	13,575,787	1,735,560

Deferred facility reimbursement	106,250	118,988
Notes and related accrued interest with related parties	5,066,255	10,520,369
Stockholders’ equity:
Preferred stock; 300,000 shares authorized; No shares issued and outstanding at September 30, 2006 and December 31, 2005	—	—
Common stock ($.001 par value); 250,000,000 shares authorized; 186,597,533 and 183,252,036 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	186,597	183,252
Additional paid-in capital (net of unearned compensation)	171,671,854	170,387,752
Accumulated deficit	(163,138,269)	(160,040,288)
Total stockholders’ equity	8,720,182	10,530,716
Total liabilities and stockholders’ equity	$27,468,474	$22,905,633

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

ISCO INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net sales	$6,433,439	$2,037,369	$11,205,308	$7,814,649
Costs and expenses:
Cost of sales	3,850,012	772,406	6,739,266	3,888,088
Research and development	452,435	419,713	1,390,374	1,320,873
Selling and marketing	989,329	450,444	2,472,426	1,262,315
General and administrative	1,093,683	824,342	3,152,763	2,587,643
Total costs and expenses	6,385,460	2,466,905	13,754,830	9,058,919
Operating income / (loss)	47,979	(429,536)	(2,549,522)	(1,244,270)
Other income (expense):
Interest income	45,872	28,872	97,885	37,326
Interest expense	(261,007)	(195,500)	(646,344)	(681,960)
	(215,135)	(166,628)	(548,459)	(644,634)
Net loss	$(167,156)	$(596,164)	$(3,097,981)	$(1,888,904)
Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.02)	$(0.01)
Weighted average number of common shares outstanding	186,105,594	176,030,424	184,705,066	167,158,764

See the accompanying Notes which are an integral part of the Condensed Consolidated Financial Statements.

ISCO INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Nine Months ended September 30, 2006

(UNAUDITED)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Number of Shares	Amount
Balance at December 31, 2005	183,252,036	$183,252	$170,387,752	$(160,040,288)	$10,530,716
Exercise of Stock Options and vesting of Restricted Shares	3,345,497	3,345	254,555	—	257,900
Equity Compensation Expense	—	—	1,026,423		1,026,423
Short Swing Profit Recovery	—	—	3,124	—	3,124
Net Loss	—	—	—	(3,097,981)	(3,097,981)
Balance at September 30, 2006	186,597,533	$186,597	$171,671,854	$(163,138,269)	$8,720,182

See the accompanying Notes which are an integral part of the Condensed Consolidated Financial Statements.

ISCO INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2006	2005
Operating Activities:
Net loss	$(3,097,981)	$(1,888,904)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization, excluding goodwill	105,990	103,774
Patent-related charge	0	199,819
Non-cash compensation expense	1,026,423	784,563
Changes in operating assets and liabilities	(2,535,432)	(739,120
Net cash used in operating activities	(4,501,000)	(1,539,868)
Investing Activities:
Decrease / (Increase) in restricted certificates of deposit	80,414	51,027
Payment of patent costs	(32,547)	(28,503)
Acquisition of property and equipment	(120,939)	(65,717)
Net cash used in investing activities	(73,072)	(43,193)
Financing Activities:
Proceeds from equity issuance	0	4,300,000
Proceeds from Section16b recovery	3,124	607,223
Proceeds from debt issuance	5,000,000	1,000,000
Exercise of stock options/vesting of restricted stock grants	257,900	267,117
Net cash provided by financing activities	5,261,024	6,174,340
Increase in cash and cash equivalents	686,952	4,591,279
Cash and cash equivalents at beginning of period	3,486,430	402,391
Cash and cash equivalents at end of period	$4,173,382	$4,993,670

See the accompanying Notes which are an integral part of the Condensed Consolidated Financial Statements.

ISCO INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - Basis of Presentation

The condensed consolidated financial statements include the accounts of ISCO International, Inc. and its wholly owned subsidiaries, Spectral Solutions, Inc. and Illinois Superconductor Canada Corporation (collectively referred to as “we,” “us,” the “Company,” or “ISCO”). All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by USGAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of results for the interim periods have been included. These financial statements and notes included herein should be read in conjunction with our audited financial statements and notes for the year ended December 31, 2005 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter of for the entire year ending December 31, 2006. For further information, refer to the financial statements, including the notes thereto, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No.151, “Inventory Costs - an amendment of ARB No.43, Chapter 4.” This statement amends the guidance in Accounting Research Bulletin (ARB) No.43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) and requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” The statement also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005 (as of January 1, 2006 for the Company) and are to be applied prospectively. The adoption of SFAS No.151 did not have a material effect on our results of operations or financial position.

In June 2005, the FASB issued SFAS No.154 “Accounting Changes and Error Corrections” (“SFAS No.154”), which will require entities that voluntarily make a change in an accounting principle to apply that change retrospectively to prior periods’ financial statements, unless such retrospective application would be impracticable. SFAS No.154 supersedes Accounting Principles Board Opinion No.20, Accounting Changes (“APB No.20”), which previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle. SFAS No.154 also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. Another significant change in practice under SFAS No.154 will be the requirement that if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate. Under APB No.20, such a change would have been reported as a change in accounting principle. SFAS No.154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005 and will have an effect on us to the extent we make an accounting change or correct an error.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB No. 108 requires registrants to quantify misstatements using both an income statement (“rollover”) and balance sheet (“iron curtain”) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, the cumulative effect adjustment is recorded in opening accumulated earnings as of the beginning of the fiscal year of adoption. SAB No. 108 is effective for ISCO Inc. at December 31, 2006. The Company is currently reviewing the provisions of SAB No. 108, but does not expect it to have a material impact on its financial statements.

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

In December 2004, the FASB issued SFAS No.123 (revised 2004), “Share-Based Payment” (SFAS No.123R). This statement requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. Compensation cost is to be measured based on the estimated fair value of the equity-based compensation awards issued as of the grant date. The related compensation expense will be based on the estimated number of awards expected to vest and will be recognized over the requisite service period (often the vesting period) for each grant. The statement requires the use of assumptions and judgments about future events and some of the inputs to the valuation models will require considerable judgment by management.

SFAS No.123(R) replaces FASB Statement No.123 (SFAS No.123), “Accounting for Share-Based Compensation,” and supersedes APB Opinion No.25, “Accounting for Stock Issued to Employees.” The provisions of SFAS No.123(R) are required to be applied by public companies that do not file as small business issuers, as of the first interim or annual reporting period that begins after June 15, 2005, and all other public companies as of the first interim or annual reporting period that begins after December 15, 2005. On April 14, 2005, the SEC adopted a new rule amending the effective date for Statement 123(R). The amended rule allows registrants to implement Statement 123(R) as of the first annual period beginning after June 15, 2005, which was January 1, 2006 for the Company.

On January 1, 2006 the Company adopted SFAS No.123(R), under the modified prospective application transition method without restatement of prior interim periods. This will result in the Company recognizing compensation cost based on the requirements of SFAS No.123(R) for all equity-based compensation awards issued after the effective date of this statement. For all equity-based compensation awards that were unvested as of that date, compensation cost is recognized for the unamortized portion of compensation cost not previously included in the SFAS No.123 pro forma footnote disclosure. The adoption of SFAS No.123(R) is expected to have a material effect on the Company’s results of operations with respect to equity issuances during 2006 and beyond, beginning with a non-cash charge expected to total in excess of $1.5 million throughout 2006.

The effects on earnings and earnings per share if the value recognition provisions of FAS 123(R) were applied to the three-month and nine-month periods ended September 30, 2005 is presented in the following tables:

	Three months ended September 30, 2005	Nine months ended September 30, 2005
Net loss, as reported	$(596,000)	$(1,889,000)
Deduct net change in stock-based employee compensation expense determined under fair-value-based method of all rewards, net of tax	$22,000	$(270,000)
Pro forma net loss	$(574,000)	$(2,159,000)
Pro forma net loss per share (basic)	$(0.00)	$(0.01)
Pro forma net loss per share (diluted)	$(0.00)	$(0.01)

    The following table summarizes the stock option activity during the nine months ended September 30, 2006:

Outstanding, December 31, 2005	8,146,436
Granted	—
Forfeited or canceled	(635,000)
Exercised	(1,335,000)
Outstanding, September 30, 2006	6,176,436

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in the first nine months of 2005: no dividend yield, expected volatility of 105%, risk-free interest rate of 3.8%, and an expected life of 4 years. No options were granted during 2006.

At September 30, 2006, a total of 6,176,000 stock options were outstanding under the Company’s equity compensation plans virtually all of which are fully vested. Stock-based compensation expense recognized during the three months ended September 30, 2006 includes compensation expense for stock options granted prior to this period but not yet vested, based on the grant date fair value estimated in accordance with the pro forma provisions of FAS 123. Included in stock-based compensation expense in the three and nine month periods ended September 30, 2006 were $1,000 and $79,000, respectively, related to stock options.

Restricted Share Rights

Restricted share grants offer employees the opportunity to earn shares of the Company’s stock over time. These grants generally vest over two years for employees and one year for non-employee directors. The Company recognizes the issuance of the shares related to these stock-based compensation awards and the related compensation expense on a straight-line basis over the vesting period. Included within these grants are also performance-based shares, that is, shares that vest based on accomplishing particular objectives as opposed to vesting over time. No performance-based shares were vested during the three month and nine month periods ended September 30, 2006.

The following table summarizes the restricted stock award activity during the first nine months of 2006.

	Shares	Weighted Average Grant Date Fair Value (per share)
Outstanding, December 31, 2005	None	None
Granted	13,330,000	$0.35
Forfeited or canceled	150,000	$0.39
Vested	2,010,000	$0.35
Outstanding, September 30, 2006	11,170,000	$0.35

The total fair value of restricted shares vested during the three and nine month periods ended September 30, 2006 was $215,000 and $722,000, respectively. Total non-cash equity compensation expense recognized during the three and nine month periods ended September 30, 2006 were $395,000 and $1,026,000, respectively. Non-cash equity expense for the three and nine month periods ended September 30, 2006, included $215,000 and $722,000 for vested restricted share grants, $1,000 and $79,000, respectively, for the vesting of stock options awarded prior to 2006, and $179,000 and $225,000, respectively, for the straight-line amortization of restricted share grants that did not vest during the three and nine month periods ended September 30, 2006.

Note 2. Realization of Assets

The accompanying financial statements have been prepared in conformity with US GAAP, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses from operations in recent years, and such losses have continued through the (unaudited) three and nine month period ended September 30, 2006. In addition, the Company has used, rather than provided, cash in its operations.

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

The Company has incurred, and continues to incur, losses from operations. For the years ended December 31, 2005, 2004, and 2003, the Company incurred net losses of $3 million, $7 million, and $7.2 million, respectively. Although financial performance has improved, the Company incurred additional net losses of $0.2 million and $3.1 million, respectively, during the three and nine month periods ended September 30, 2006. The Company’s strategy included the consolidation of its manufacturing and research and development facilities, increasing the efficiency of the Company’s processes, focusing development efforts on products with a greater probability of commercial sales, reducing professional fees and discretionary expenditures, and negotiating favorable payment arrangements with suppliers and service providers. More importantly, the Company configured itself along an outsourcing model, thus allowing for relatively large, efficient production without the associated overhead. The combination of these factors has been highly effective in bringing the Company closer to profitability (from a net loss as high as $28 million during 2001) while enabling it to deliver significant quantities of solutions. Beginning in 2005, the Company began to invest in additional product development (engineering) and sales and marketing resources as it began to increase its volume of business. While viewed as a positive development, these expenditures have added to the funding requirements listed above.

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

Note 4 - Inventories

Inventories consisted of the following:

	September 30, 2006	December 31, 2005
Raw materials	$1,717,000	$1,368,000
Work in process	696,000	443,000
Finished product	496,000	904,000
	$2,909,000	$2,715,000

Inventory balances are reported net of a reserve for obsolescence. This reserve is computed by taking into consideration the components of inventory, the recent usage of those components, and anticipated usage of those components in the future. This reserve was approximately $217,000 and $160,000 as of September 30, 2006 and December 31, 2005, respectively.

Note 5 - Stock Options and Equity Transactions

On August 19, 1993, the Board of Directors adopted the 1993 Stock Option Plan for employees, consultants, and directors who were not also employees of the Company (outside directors). This plan reached its ten-year expiration during 2003. During the 2003 annual meeting of shareholders, the Company’s shareholders approved a new 2003 Equity Incentive Plan to take the place of the expiring 1993 plan. Unissued options from the 1993 plan were used to fund the 2003 plan. During the 2005 annual meeting of shareholders, the Company’s shareholders approved 12 million additional shares of stock to be included in the 2003 Plan, and clarified the ability for the 2003 Plan to utilize up to 5 million unused shares originally allocated to the 1993 Plan. During the 2006 annual meeting of shareholders, the Company’s shareholders approved a grant of up to 6 million shares to the Company’s President and CEO, John Thode and approved a corresponding increase of 6 million shares in the 2003 Plan. The maximum number of shares issuable under these plans is 32,011,468. These Plans are collectively referred to as the “Plan”.

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

For outside directors, the Company’s non-employee director compensation policy provides that each outside director will be automatically granted RSGs on the date of their initial election to the Board of Directors. On the date of the annual meeting of the stockholders of the Company, each outside director who is elected, reelected, or continues to serve as a director, shall be granted additional RSGs. RSGs or NSOs granted typically vest ratably over the service period, which is usually one year, and expire after ten years from the grant date.

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

On August 2, 2005, the Company completed a financing transaction with its two largest shareholders (including their affiliates). These entities, including affiliates, are also the Company’s lenders, with a total of $16.2 million in principal and interest due as of September 30, 2006. In exchange for 20 million shares of common stock, the Company received $4.4 million. In addition, the parties agreed to an extension of what was then $10.3 million in debt, including accrued interest and which was due April 2006, to become due in August 2007. Finally, the lenders agreed to waive their right to be repaid with new financing proceeds, allowing the Company to utilize the funds for product development or otherwise as it chooses. Pursuant to the provisions of Section 16 of the Securities Exchange Act of 1934, these entities also remitted approximately $0.6 million in profits from sales of Company common stock during the six months preceding this financing.

During the three and nine month periods ended September 30, 2006, the Company’s Board of Directors granted none and 330,000 RSGs, respectively, to the Company’s non-employee board members, and 50,000 and 7,000,000 RSGs, respectively, to the Company’s employees, most of which are scheduled to vest over a two year period. The latter figure includes grants to Dr.Amr Abdelmonem, the Company’s Chief Technology Officer, of 1.5 million RSGs that will vest over a two year period and 2 million RSGs that will only vest as a result of certain performance objectives being met. During the June 2006 annual meeting of shareholders, referred above, the Company’s shareholders approved a grant of 6 million RSGs to the Company’s President and Chief Executive Officer, John Thode. Two million of these RSGs will vest over a two year period and the other 4 million will only vest as a result of certain performance objectives being met.

Note 6 - Debt and Financial Position

2002 Credit Line

As of the reporting date, the Company has drawn $8.5 million of debt financing under a credit line, as described below. During October 2002, the Company entered into an uncommitted line of credit with its two largest shareholders, an affiliate of Elliott Associates, L.P. (Manchester Securities Corporation) and Alexander Finance, L.P. This line initially provided up to $4 million to the Company. This line was uncommitted, such that each new borrowing under the facility would be subject to the approval of the lenders. Borrowings on this line bore an initial interest rate of 9.5% and were collateralized by all the assets of the Company. Outstanding loans under this agreement would be required to be repaid on a priority basis should the Company receive new funding from other sources. Additionally, the lenders were entitled to receive warrants to the extent funds were drawn down on the line. The warrants bore a strike price of $0.20 per share of common stock and were to expire on April15, 2004. The credit line was to mature and be due, including accrued interest thereon, on March 31, 2004. Due to a subsequent agreement between the parties no warrants were issued with subsequent borrowings.

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

During February 2004, the credit line was extended to a due date of April 2005, with interest after the initial periods to be charged at 14%. No warrants or other inducements were issued with respect to this extension. Additionally, lenders exercised their 10 million warrants during February 2004, agreeing to let the Company use the funds for general purposes as opposed to repaying debt.

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

During February 2005, the credit line was extended until April1, 2006. Interest during the extension period was to be charged at 9%. No warrants or other inducements were issued with respect to this extension.

On August 2, 2005, the Company and its lenders agreed to extend the due date from April 2006 until August 2007, and the lenders also agreed to waive the Company’s obligation to repay its debt with proceeds from an equity financing transaction with its lenders, including affiliates, in August 2005. No warrants or other inducements were issued as a result of this transaction.

2006 Convertible Debt

During June 2006 the Company entered into a Securities Purchase Agreement (the “Agreement”) and convertible notes (the “Notes”) with Alexander Finance, L.P., and Manchester Securities Corporation L.P. (together, the “Lenders”), pursuant to which the Lenders have agreed, to each loan the Company $2,500,000, or an aggregate of $5,000,000, in convertible debt. The Lenders, including affiliates, are the Company’s two largest shareholders and the lenders of the 2002 Credit Line referenced above. The transaction is structured as a private placement of securities pursuant to Section4(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506 promulgated thereunder.

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

The Notes are secured on a first priority basis by all of the Company’s intangible and tangible property and assets. Payment of the Notes are guaranteed by the Company’s two subsidiaries, Spectral Solutions, Inc. and Illinois Superconductor Canada Corporation. The Agreement contains customary representations, warranties and covenants. The Company was required to file a registration statement covering the resale of the shares of common stock issuable upon conversion of the Notes with the Securities and Exchange Commission within 45 days following the issuance of the Notes, which it did. Concurrently with the execution of the Agreement, the Lenders have waived their right under the Company’s existing line of credit arrangement to receive the financing proceeds from the issuance of the Notes, allowing the Company to use the funds for product development or general working capital purposes. No fees were paid to any financial advisor, placement agent, broker or finder in connection with the transactions contemplated by the Agreement and the Notes.

Assuming the Notes are held for the full four year term, 18,505,719 shares of common stock would be required upon settlement, for both principal and interest. This amount is approximately 10% of the approximately 186 million shares of common stock currently issued and outstanding. As of September 30, 2006, the Lenders, including their affiliates, owned approximately 43% of the Company’s outstanding shares. As a result of this transaction, the combined holdings of the Lenders would be approximately 48% of the Company’s outstanding common stock.

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

Forward Looking Statements

Because we want to provide investors with more meaningful and useful information, this Quarterly Report on Form 10-Q contains, and incorporates by reference, certain forward-looking statements that reflect our current expectations regarding future results of operations, performance and achievements. We have tried, wherever possible, to identify these forward-looking statements by using words such as “anticipates,” “believes,” “estimates,” “expects,” “designs,” “plans,” “intends,” “looks,” “may,” and similar expressions. These statements reflect our current beliefs and are based on information currently available to us. Accordingly, these statements are subject to certain risks, uncertainties and contingencies, including the factors set forth under Item1A, Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2005 and in the Registration Statement on Form S-3 filed by the Company with the Securities and Exchange Commission on August 14, 2006, which could cause our actual results, performance or achievements for 2006 and beyond to differ materially from those expressed in, or implied by, any of these statements. You should not place undue reliance on any forward-looking statements. Except as otherwise required by federal securities laws, we undertake no obligation to release publicly the results of any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

General

We have shifted from manufacturing in-house to an outsourced manufacturing model wherein we supply parts and raw materials to third parties, who then complete the products to our specifications. This system has allowed us to begin to outsource procurement and realize additional manufacturing efficiencies. Our products are designed for efficient production in this manner, emphasizing solid-state electronics over mechanical devices with moving parts. The decrease in cost associated with these developments, coupled with enhanced product functionality, have significantly reduced overhead costs since 2002 and allowed us to realize consistently improved margins. In addition, because we have built upon and expanded upon our earlier developed technology, based on substantial input from customers, to launch the RF² product family and consider additional solutions, we have generally controlled total research and development (“R&D”) costs.

The wireless telecommunications market has experienced significant merger activity in recent years, a trend which may continue. These activities often result in operators attempting to manage and maintain disparate technologies and spectrum assets, and the need to integrate those assets. In addition, the deployment of data applications is adding to the industry requirement to integrate disparate technologies into base stations and other fixed points of access, resulting in the need to manage multiple wireless signals and keep them from interfering with each other. We are focused on providing complete solutions that address these types of requirements and, as a result of this focus, we have bid on larger and more diverse business opportunities during 2005 and 2006 than we had in recent years. These proposals often are accompanied by long approval cycles and up-front product development costs. We believe the potential benefits to outweigh these costs, and expect to continue to pursue these types of business opportunities.

We announced several significant events to date during 2006. For instance, we recorded record revenues in the second quarter 2006, and then nearly doubled that amount in the third quarter 2006. In January and February 2006, we entered into employment agreements with three executive officers: an agreement with Mr. John Thode, to continue to serve as our President and Chief Executive Officer, an agreement with Dr. Amr Abdelmonem, to continue to act as our Executive Vice President and Chief Technology Officer, and an agreement with Mr. Frank Cesario, to continue to serve as our Chief Financial Officer. During October 2006 we added Dr. Martin Singer, Chairman and CEO of PCTEL, Inc. (NASDAQ: PCTI), to our Board of Directors. We also announced sales and product developments such as increased international sales and sourcing activities, the expansion of our customer base, and significant new product development including the launch of our first digital platform, the digital ANF (dANF), which is designed for use in multiple bands (PCS, Cellular, AWS, UMTS). The second quarter of 2006 saw more than $5 million of customer orders received - a record for quarterly orders and revenue and a substantial increase over previous periods - as well an infusion of $5 million in capital through the issuance of convertible notes to affiliates of our two largest stockholders who are also our existing lenders. Our third quarter of 2006 saw even higher customer orders and a record $6.4 million in revenue, with a positive cash flow from operations. Despite these improvements, the wireless telecommunications industry is subject to risks beyond our control that can negatively impact customer capital spending budgets (as occurred during 2003) and/or spending patterns (as occurred during 2004 and the first quarter of 2006). For these and other reasons, and despite our expectation that 2006 revenue has already exceeded full year 2005 revenue, our financial statements have been prepared assuming we will continue as a going concern.

As an after-market vendor, we have experienced uneven revenue, reflecting the buying patterns of wireless telecommunications carriers. We and other after-market vendors historically have experienced a “fourth quarter effect” in which operators used a disproportionately large percentage of their capital budgets at the end of their fiscal year rather than lose it going forward. More recently, as operators have embarked on significant projects such as the deployment of and upgrades to data networks, wireless operators have often reallocated funds from their voice networks to other activities, and from fiscal year planning to project planning. We have been adjusting our product line and sales strategy to try to take advantage of these trends and, thus, realize a higher, more stable revenue stream. We have seen a measure of success with this strategy as quarterly revenues have grown during the past two quarters and we are now certain to show significant revenue growth on an annual basis in 2006.

As indicated above, we are also pursuing digital technologies, including the deployment of our dANF platform. We believe that by producing solutions in digital format, we will extend coverage across additional wireless telecommunications spectrum and technologies as well as start to address new opportunities in the non-cellular market. If we are successful in this effort, we expect to open a much broader addressable market and thus have the opportunity to enjoy substantially larger revenues.

We were founded in 1989 by ARCH Development Corporation, an affiliate of the University of Chicago, to commercialize superconductor technologies initially developed by Argonne National Laboratory. We were incorporated in Illinois on October 18, 1989 and reincorporated in Delaware on September 24, 1993. Our facilities and principal executive offices are located at 1001 Cambridge Drive, Elk Grove Village, IL 60007 and our telephone number is (847)391-9400.

Results of Operations

Three Months Ended September 30, 2006 and 2005

Our net sales increased $4,396,000, or 216%, to $6,433,000 for the three months ended September 30, 2006 from $2,037,000 for the same period in 2005. This increase was due to a number of factors including the shipment of more ANF products, the expansion of the RF² product family to include Ground-Mounted Amplifiers (GMA’s) and other solutions, and expansion of our customer base relative to the third quarter of 2005. We anticipate that unit volume and related revenue to increase during the fourth quarter of 2006 as compared to the fourth quarter of 2005, due to existing and/or anticipated customer orders. Our order backlog entering the fourth quarter of 2006 was approximately $1 million, as compared to a minimal backlog at the same time in 2005, and we are pursuing substantial potential revenue.

Cost of sales increased by $3,078,000, or 399%, to $3,850,000 for the three months ended September 30, 2006 from $772,000 for the same period in 2005. The increase in cost of sales was due to the increase in sales volume, but also impacted by product mix. The third quarter of 2005 was the highest quarterly gross margin in company history (62%), which included substantial cost efficiencies realized during the period. 2006 enjoyed similarly strong cost efficiencies, but realized a different product mix and other competitive pressures. Gross margin during the third quarter 2006 was a more typical 40%, consistent with prior quarters of 2006, which we view as very strong in the industry, and indicative of an efficient and flexible cost structure.

Research and development (“R&D”) expenses increased by $32,000, or 7%, to $452,000 for the three months ended September 30, 2006, from $420,000 for the same period in 2005. We added a significant number of products to our RF² product family during 2006, including a Ground Mounted Amplifier (GMA) expansion during the third quarter, but focused most of our spending on the digital ANF platform (dANF). The first dANF product for PCS was completed during the first half of 2006, and additional products within this platform are expected to come out during the next several quarters. Finally, we are developing a fully digital ANF platform, which we expect to be applicable beyond the base station in wireless telecommunications. We expect to continue to invest more in R&D during the fourth quarter of 2006 than we did during the same period of 2005 as we develop these products, although, as a percentage of sales, we are achieving significant leverage of our R&D investment.

Selling and marketing expenses increased by $539,000, or 120%, to $989,000 for the three months ended September 30, 2006, from $450,000 for the same period in 2005.  The increase in expense was attributable to the continued addition of personnel in this area as we pursue additional customers and larger, more diverse opportunities (indicative of 200% quarterly revenue growth). We have also performed extensive customer development activities as we have added new customers and launched new products, including a very detailed and comprehensive interference study over a wide geographic range. We expect to continue to incur approximately the current level of selling and marketing expenses in future periods.

General and administrative expenses increased by $270,000, or 33%, to $1,094,000 for the three months ended September 30, 2006, from $824,000 for the same period in 2005. This increase was attributable primarily to an increase in cash and non-cash equity compensation charges as compared to the prior period. Other than an expected increase in non-cash equity compensation charges, General and Administrative costs are expected to stay approximately the same during the fourth quarter 2006 as they were during the third quarter of 2006.

Nine Months Ended September30, 2006 and 2005

Our net sales increased $3,390,000, or 43%, to $11,205,000 for the nine months ended September 30, 2006 from $7,815,000 for the same period in 2005. This increase was due to a number of factors, including the expansion of our customer base during 2006, addition of resources to our sales team during 2006, and expansion of product offerings in 2006. We have already exceeded full year 2005 revenue of $10.3 million. Our order backlog entering the fourth quarter of 2006 was approximately $1 million, as compared to a minimal backlog at the same time in 2005, and we are pursuing substantial potential revenue.

Cost of sales increased by $2,851,000, or 73%, to $6,739,000 for the nine months ended September 30, 2006 from $3,888,000 for the same period in 2005. The increase in cost of sales was due to the increase in sales volume partially impacted by a decrease in gross margins from 50% in 2005 to 40% during 2006. Our gross margins are impacted by product and sales mix, as well as case by case competitive situations. We have been able to reduce our production costs over time to maintain a relatively high gross margin, and expect to continue to do so going forward.

R&D expenses increased by $69,000, or 5%, to $1,390,000 for the nine months ended September 30, 2006, from $1,321,000 for the same period in 2005. We expensed $200,000 of capitalized patent-related charges during the second quarter 2005, as we deemed such items unlikely to generate significant future revenues, so a more comparable 2005 figure would be $1,121,000, which would result in an increase during 2006 of $269,000, or 24%. We added a significant number of products to our RF² product family during 2006, including a Ground Mounted Amplifier (GMA), but focused most of our spending on the digital ANF platform (dANF). The first dANF product for PCS was completed during the first half of 2006, and additional products within this platform are expected to come out during the next several quarters. Finally, we are developing a fully digital ANF platform, which we expect to be applicable beyond the base station in wireless telecommunications. We expect to continue to invest more in R&D than during 2006 as we develop these products although, as a percentage of sales, we are achieving significant leverage of our R&D investment.

Selling and marketing expenses increased by $1,210,000, or 96%, to $2,472,000 for the nine months ended September 30, 2006, from $1,262,000 for the same period in 2005. The increase in expense was attributable to the continued addition of personnel in this area as we pursue additional customers and larger, more diverse opportunities (see revenue growth, above). We have also performed extensive customer development activities as we have added new customers and launched new products, particularly the dANF product platform. These activities are expected to continue during the fourth quarter. Thus, we expect to continue to incur approximately the current level of selling and marketing expenses in future periods.

General and administrative expenses increased by $565,000, or 22%, to $3,153,000 for the nine months ended September 30, 2006, from $2,588,000 for the same period in 2005. This increase was attributable to an increase in cash and non-cash equity compensation charges as compared to the prior period. Other than non-cash equity compensation charges, General and Administrative costs are expected to stay approximately the same during the remainder of 2006.

Liquidity and Capital Resources

At September 30, 2006, our cash and cash equivalents were $4,173,000, an increase of $687,000 from the balance at December 31, 2005 of $3,486,000.

During the first nine months of 2006, we realized $5 million from the issuance of convertible debt, funded a $3.9 million increase in accounts receivable due to the highest quarterly revenue in our history recorded during the third quarter, offset in part by a $0.7 million increase in payables and accrued expenses, and spent roughly $1.4 million in cash on the business, including the planning, development and marketing of next generation products.

The continuing development and expansion of sales of our RF management solutions product lines will require a commitment of additional funds. The actual amount of those future funding requirements will depend on many factors, including: the amount and timing of future revenues, the level of product marketing and sales efforts to support our commercialization plans, the magnitude of our research and product development programs, our ability to improve product margins, the amount and timing of any merger and acquisition plans, and the costs involved in protecting our patents or other intellectual property.

To date, we have financed our operations primarily through public and private equity and debt financings. Projected increases in working capital requirements from larger expected quarterly revenues during 2006 and beyond, and also the expected deployment of additional financial resources in the expansion of our business and product offering that are expected to provide additional revenue opportunities, required the $5 million of capital that was added during June 2006 (see Note 6 - Debt and Financial Position). We believe we have sufficient financial resources to operate our business as intended during the remainder of 2006 and into 2007. Our uncommitted line of credit facility matures during August 2007, an event which will require us to have additional capital available, whether in the form of an extension of this arrangement or a new arrangement, by that date. The primary covenant in our existing uncommitted line of credit involves the right of the lenders to receive debt repayment from the proceeds of new financing activities. This covenant may restrict our ability to apply the proceeds of a financing event toward operations until the debt is repaid in full.

Contractual Obligations, Commitments, and Off Balance Sheet Arrangements

The following table lists the contractual obligations and commitments that existed as of September 30, 2006:

Contractual Obligations	Payments Due by Period
Year	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long Term Debt Obligations	$17,852,000	—	$11,746,000	$6,106,000	—
Operating Lease Obligations	$1,459,000	$167,000	$348,000	$374,000	$570,000
Total	$19,311,000	$167,000	$12,094,000	$6,480,000	$570,000

As a subsequent event, during October 2006, we entered into an operating lease arrangement for nearly 4,000 square feet of additional engineering facilities in Elk Grove Village, IL, intended to house our digital interference management platform development effort. That lease will bear the same terms and conditions of our existing lease for 15,100 square feet nearby, and will be added to the Operating Lease Obligations disclosure prospectively.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The Company does not have any material market risk sensitive instruments.

Item 4.	Controls and Procedures.

(a)
An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2006. Based on that evaluation, we, including the CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms.

(b)
There were no changes in our internal control over financial reporting identified in connection with the evaluation of such controls that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes to prior disclosures in our 2005 Annual Report on Form 10-K.

Item 6. Exhibits.

Exhibits: A list of exhibits is set forth in the Exhibit Index found on page 20 of this report.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of November 2006.

ISCO International, Inc.

By:	/s/ JOHN THODE
Mr.John Thode
President and Chief Executive
Officer (Principal Executive Officer)

By:	/s/ FRANK CESARIO
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