Form 10-Q
period 2007-03-31
ISCO INTERNATIONAL INC
filed 2007-05-14
CIK 888693

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2007.

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

Large accelerated filer   ☐                                             Accelerated filer   ☐                                             Non-accelerated filer   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.     ☐  Yes     ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2007
Common Stock, par value $0.001 per share	190,600,000

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
ISCO INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2007	2006
Assets:
Current Assets:
Cash and Equivalents	$2,177,587	$2,886,476
Inventory	6,299,186	6,368,599
Accounts Receivable, net	624,830	2,554,716
Prepaid Expenses and Other	106,223	168,741
Total Current Assets	9,207,826	11,978,532
Property and Equipment	1,353,960	1,334,203
Less: Accumulated Depreciation	(846,545)	(811,167)
Net Property and Equipment	507,415	523,036
Restricted Certificates of Deposit	163,940	162,440
Goodwill	13,370,000	13,370,000
Intangible assets, net	839,482	841,187
Total Assets	$24,088,663	$26,875,195
Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts Payable	$331,668	$1,172,844
Inventory-related material purchase accrual	78,091	328,663
Employee-related accrued liability	153,593	284,653
Accrued professional services	76,000	93,000
Other accrued liabilities and current deferred revenue	286,572	225,724
Current Portion of LT Debt, including related interest, with related parties	11,489,852	11,295,957
Total Current Liabilities	12,415,776	13,400,841
Deferred facility reimbursement	98,750	102,500
Deferred revenue - non current	128,920	75,900
Notes and related accrued interest with related parties	5,193,200	5,131,762
Stockholders' equity:
Preferred stock; 300,000 shares authorized; No shares issued and outstanding
at March 31, 2007 and December 31, 2006	-	-
Common stock ($.001 par value); 250,000,000 shares authorized; 190,598,157 and 189,622,133 shares issued and outstanding at March 31, 2007 and
December 31, 2006, respectively	190,598	189,622
Additional paid-in capital (net of unearned compensation)	172,864,096	172,379,842
Accumulated deficit	(166,802,677)	(164,405,272)
Total Shareholders' Equity	6,252,017	8,164,192
Total Liabilities and Shareholders' Equity	$24,088,663	$26,875,195

See the accompanying Notes which are an integral part of the Condensed Consolidated Financial Statements.

NOTE: The condensed consolidated balance sheet as of December 31, 2006 has been derived from the audited financial statements for that date, but does not include all of the information and accompanying notes required by accounting principles generally accepted in the United States of America for complete financial statements.

ISCO INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31, 2007	March 31, 2006
Net sales	$953,248	$1,325,589
Costs and expenses:
Cost of sales	709,655	830,435
Research and development	621,055	463,524
Selling and marketing	583,244	630,905
General and administrative	1,199,647	940,648

Total costs and expenses	3,113,601	2,865,512

Operating loss	(2,160,353)	(1,539,923)
Other income (Expense):
Interest income	18,280	31,135
Interest expense	255,333	191,250

Total other expense, net	(237,053)	(160,115)

Net loss	$(2,397,406)	$(1,700,038)

Basic and diluted loss per share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	190,055,707	183,570,258

See the accompanying Notes which are an integral part of the Condensed Consolidated Financial Statements.

ISCO INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

ISCO INTERNATIONAL
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended	Three Months Ended
	March 31, 2007	March 31, 2006
OPERATING ACTIVITIES
Net loss	$(2,397,406)	$(1,700,038)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	46,995	32,580
Non-cash compensation charges	485,228	220,931
Changes in operating assets and liabilities	1,183,713	34,971
Net cash used in operating activities	(681,470)	(1,411,556)
INVESTING ACTIVITIES
Decrease/ (Increase) in restricted certificates of deposit	(1,500)	42,180
Payment of patent costs	(11,412)	(7,124)
Acquisition of property and equipment, net	(14,506)	(76,292)
Net cash used in investing activities	(27,418)	(41,236)
FINANCING ACTIVITIES
Exercise of stock options	-	163,100
Net cash provided by financing activities	-	163,100

(Decrease)/Increase in cash and cash equivalents	(708,888)	(1,289,692)
Cash and cash equivalents at beginning of period	2,886,476	3,486,430
Cash and cash equivalents at end of period	$2,177,588	$2,196,738

See the accompanying Notes which are an integral part of the Condensed Consolidated Financial Statements.

ISCO INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - Basis of Presentation

The condensed consolidated financial statements include the accounts of ISCO International, Inc. and its wholly owned subsidiaries, Spectral Solutions, Inc. and Illinois Superconductor Canada Corporation (collectively referred to as the “Company”, or “we”, “our” or “us”). All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of results for the interim periods have been included. These financial statements and notes included herein should be read in conjunction with the Company’s audited financial statements and notes for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter of, or for, the entire year ending December 31, 2007. For further information, refer to the financial statements, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

In July 2006, FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting and reporting for uncertainties in income tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years ending after December 15, 2006. We adopted FIN 48 as of January 1, 2007, as required. See Footnote 7 for a more detailed discussion of FIN 48.

Note 2 - Realization of Assets

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses from operations in recent years, and such losses have continued through the year ended December 31, 2006 and more recent quarter ended March 31, 2007. In addition, the Company has used, rather than provided, cash in its operations. Consistent with these facts, Grant Thornton, LLP, the Company’s independent registered public accounting firm, included the comment published in our Annual Report on Form 10K as of and for the year ended December 31, 2006, that there is substantial doubt about the Company’s ability to continue as a going concern.

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

The Company has incurred, and continues to incur, losses from operations. For the years ended December 31, 2006, 2005, and 2004, the Company incurred net losses of $4 million, $3 million, and $7 million, respectively. The quarter ended March 31, 2007 showed an additional net loss of $2 million. The Company has implemented strategies to reduce its cash used in operating activities. The Company’s strategy included the consolidation of its manufacturing and research and development facilities and a targeted reduction of the employee workforce, increasing the efficiency of the Company’s processes, focusing development efforts on products with a greater probability of commercial sales, reducing professional fees and discretionary expenditures, and negotiating favorable payment arrangements with suppliers and service providers. More importantly, the Company configured itself along an outsourcing model, thus allowing for relatively large, efficient production without the associated overhead. The combination of these factors has been effective in bringing the Company closer to profitability (from a net loss as high as $28 million during 2001) while enabling it to deliver significant quantities of solutions. Beginning in 2005, the Company began to invest in additional product development (engineering) and sales and marketing resources as it began to increase its volume of business. While viewed as a positive development, these expenditures have added to the funding requirements listed above.

We believe that we have sufficient funds to operate our business until $11 million of our debt becomes due in August 2007. That debt is held by our two largest shareholders, including affiliates. While we expect to refinance this debt, no such refinancing has occurred as of the reporting date, therefore, the ability to refinance our debt and maintain adequate working capital is necessary for us to continue as a going concern. Additionally, we project increases in working capital requirements in order to pursue significant business opportunities during 2007 and beyond, and also expect to spend additional financial resources in the expansion of our business and product offerings. As such, we may require additional capital prior to August 2007. We intend to look into augmenting our existing capital position by continuing to evaluate potential short-term and long-term sources of capital whether from debt, equity, hybrid, or other methods. The primary covenant in our existing debt arrangement involves the right of the lenders to receive debt repayment from the proceeds of new financing activities. This covenant may restrict our ability to obtain additional financing or to apply the proceeds of a financing event toward operations until the debt is repaid in full.

Note 3 - Net Loss Per Share

Basic and diluted net loss per share is computed based on the weighted average number of common shares outstanding. Common shares issuable upon the exercise of options are not included in the per share calculations since the effect of their inclusion would be antidilutive.

Note 4 - Inventories

Inventories consisted of the following:

	March 31, 2007	December 31, 2006
Raw materials	$2,587,000	$2,675,000
Work in process	1,989,000	2,332,000
Finished product	1,723,000	1,362,000
Total	$6,299,000	$6,369,000

Cost of product sales for the three months ended March 31, 2007, and the twelve months ended December 31, 2006 include approximately $0 and $165,000, respectively, of costs in excess of the net realizable value of inventory (including obsolete materials).

Inventory balances are reported net of a reserve for obsolescence. This reserve is computed by taking into consideration the components of inventory, the recent usage of those components, and anticipated usage of those components in the future. This reserve was approximately $325,000 as of both March 31, 2007 and December 31, 2006.

Note 5 - Stock Options and Warrants

Effective January 1, 2006, we adopted SFAS No. 123(R), “Share Based Payments,” as described in Note 7, in the Notes to the Consolidated Financial Statements.

At March 31, 2007, a total of 4,912,000 stock options were outstanding under the Company’s equity compensation plans. Stock-based compensation expense recognized during the first quarter of 2007 and 2006 included compensation expense for stock options granted prior to, but not yet fully vested as of, March 31, 2007 and 2006, respectively. Such amounts were none and $61,000, respectively.

Restricted Share Rights

Restricted share grants offer employees the opportunity to earn shares of the Company’s stock over time. These grants generally vest over two years to four years for employees and one year for non-employee directors. The Company recognizes the issuance of the shares related to these stock-based compensation awards and the related compensation expense on a straight-line basis over the vesting period. Included within these grants are also performance-based shares, that is, shares that vest based on accomplishing particular objectives as opposed to vesting over time. No performance-based shares were vested during the first quarter 2007 or 2006, respectively.

The following table summarizes the restricted stock award activity during the first quarter of 2007.

		Weighted
		Average Grant Date
	Shares	Fair Value (per share)

Outstanding, December 31, 2006	8,714,000	0.35
Granted	1,500,000	0.33
Forfeited or canceled	(339,000)	0.38
Vested	(976,000)	0.37
Outstanding, March 31, 2007	8,899,000	0.34

The total fair value of restricted shares vested during the three months ended March 31, 2007 and 2006 was $383,000 and $105,000, respectively. Total non-cash equity compensation expense recognized during the first quarter 2007 was $485,000, including the $383,000 for vested restricted share grants and $102,000 for the straight-line amortization of restricted share grants that did not vest during the first quarter 2007.

On August 19, 1993, the Board of Directors (“Board”) adopted the 1993 Stock Option Plan for employees, consultants, and directors who were not also employees of the Company (outside directors). This plan reached its ten-year expiration during 2003. During the 2003 annual meeting of shareholders, the Company’s shareholders approved a new 2003 Equity Incentive Plan to take the place of the expiring 1993 plan. Unissued options from the 1993 plan were used to fund the 2003 plan. During the 2005 annual meeting of shareholders, the Company’s shareholders approved 12 million additional shares of stock to be included in the 2003 Plan, and clarified the ability for the 2003 Plan to utilize up to 5 million unused shares originally allocated to the 1993 Plan. The maximum number of shares issuable under these plans is 26,011,468. These Plans are collectively referred to as the “Plan”.

For employees and consultants, the Plan provides for granting of restricted shares of stock, Incentive Stock Options (ISOs) and Nonstatutory Stock Options (“NSOs”). In the case of ISOs, the exercise price shall not be less than 100% (110% in certain cases) of the fair value of the Company’s common stock, as determined by the Compensation Committee or full Board as appropriate (the “Committee”), on the date of grant. In the case of NSOs, the exercise price shall be determined by the Committee, on the date of grant. The term of options granted to employees and consultants will be for a period not to exceed 10 years (five years in certain cases). Options granted under the Plan default to vest over a four-year period (one-fourth of options granted vest after one year from the grant date and the remaining options vest ratably each month thereafter), but the vesting period is determined by the Committee and may differ from the default period. In addition, the Committee may authorize option and restricted stock grants with vesting provisions that are not based solely on employees’ rendering of additional service to the Company.

For outside directors, the Plan provides that each outside director will be automatically granted NSOs on the date of their initial election to the Board. On the date of the annual meeting of the stockholders of the Company, each outside director who is elected, reelected, or continues to serve as a director, shall be granted additional NSOs, except for those outside directors who are first elected to the Board at the meeting or three months prior. The options granted vest ratably over one or two years, based on the date of grant, and expire after ten years from the grant date. Beginning in 2006, the Compensation Committee of the Board approved grants of Restricted Stock to be used as compensation for outside directors in lieu of NSO’s.

Beginning in 2006, the Board, at the recommendation of the Compensation Committee of the Board, began providing restricted stock grants ("RSGs") in lieu of stock options within both employee and non-employee compensation programs. The impact of the new accounting standard, industry trends, and the ability to use fewer shares to achieve intended results are a few of the reasons behind this change in view. The Board has also expressed an intention to continue to utilize performance-based equity incentives for more cases of equity compensation than in years past.

During the first three months of 2007, the Board granted 1,500,000 RSGs to the Company’s employees, most of which are scheduled to vest over a four year period.

Note 6 - Debt and Financial Position

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

On August 2, 2005, we and our lenders agreed to extend the due date from April 2006 until August 2007, and the lenders also agreed to waive our obligation to repay its debt with proceeds from an equity financing transaction with its lenders, including affiliates, in August 2005. No warrants or other inducements were issued as a result of this transaction.

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

The Notes will mature on June 22, 2010 and bear an interest rate of 5% due at maturity. Both the principal amount and any accrued interest on the Notes are convertible into our common stock at a rate of $0.33 per share, subject to certain anti-dilution adjustments. The Lenders have the right to convert the Notes, both principal and accrued interest, into shares of common stock at the rate of $0.33 per share at any time. We have the right to redeem the Notes in full in cash at any time beginning two years after the date of the Agreement (June 2008). The conversion rate of the Notes will be subject to customary anti-dilution protections, provided that the number of additional shares of common stock issuable as a result of changes to the conversion rate will be capped so that the aggregate number of shares of common stock issuable upon conversion of the Notes will not exceed 19.99% of the aggregate number of shares of common stock presently issued and outstanding.

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

Assuming the Notes are held for the full four year term, 18,505,719 shares of common stock would be required upon settlement, for both principal and interest. This amount is approximately 10% of the then approximately 186 million shares of common stock currently issued and outstanding. As of March 31, 2007, the Lenders, including their affiliates, owned approximately 43% of the Company’s outstanding shares. As a result of this transaction, the combined holdings of the Lenders would be approximately 48% of the Company’s outstanding common stock.

Note 7 - Income Taxes

The Company adopted the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards 5, Accounting for Contingencies. As required by FIN 48, which clarifies Statement 109, Accounting for Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open. As a result of the implementation of FIN 48, there was no effect on the Company’s financial statements as of January 1, 2007 and there have been no material changes in unrecognized tax benefits since January 1, 2007 through March 31, 2007.

The Company is subject to income taxes in the U.S. federal jurisdiction and various states jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. As the Company has sustained losses since inception, a large number of tax years (1992-2006) are open as the losses have not been utilized by the Company.

The Company is currently not aware of any current or threatened examination by any jurisdiction. The Company has elected to classify interest and penalties related to unrecognized tax benefits as a component of income tax expense, if applicable. No accrual is required as of January 1, 2007 and March 31, 2007 for interest and penalties.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

Forward Looking Statements

Because we want to provide investors with more meaningful and useful information, this Quarterly Report on Form 10-Q contains, and incorporates by reference, certain forward-looking statements that reflect our current expectations regarding its future results of operations, performance and achievements. We have tried, wherever possible, to identify these forward-looking statements by using words such as “anticipates,” “believes,” “estimates,” “expects,” “designs,” “plans,” “intends,” “looks,” “may,” and similar expressions. These statements reflect our current beliefs and are based on information currently available to us. Accordingly, these statements are subject to certain risks, uncertainties and contingencies, including the factors set forth under Item 1A, Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2006, which could cause our actual results, performance or achievements for 2007 and beyond to differ materially from those expressed in, or implied by, any of these statements. You should not place undue reliance on any forward-looking statements. Except as otherwise required by federal securities laws, we undertake no obligation to release publicly the results of any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date of this prospectus or to reflect the occurrence of unanticipated events.

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

Wireless telecommunications has undergone significant merger activity in recent years, a trend which we believe will continue. These activities often result in operators with disparate technologies and spectrum assets, and the need to integrate those assets. In addition, the deployment of data applications is adding to the industry requirement to integrate disparate technologies into base stations and other fixed points of access, resulting in the need to manage multiple wireless signals and keep them from interfering with each other. We are focused on providing solutions that address these types of requirements. During 2006 and 2007 (year to date), we bid on substantially larger business opportunities than we had in recent years. These proposals often are accompanied by long approval cycles and we may bear up-front product development costs. We believe the potential benefits to outweigh these costs, and expect to continue to bid on these types of business opportunities.

The wireless telecommunications industry is subject to risks beyond our control that can negatively impact customer capital spending budgets (as occurred during 2003) and/or spending patterns (as occurred during 2004 and to a lesser extent on a quarterly basis after 2004 and through the first quarter 2007). In addition, a large portion of our debt ($11.3 million) matures in August 2007 and must be refinanced. For these and other reasons, our financial statements have been prepared assuming we will continue as a going concern.

From a company-specific view, we have invested in measured infrastructure growth to allow for potentially substantial revenue expansion. This has caused spending to increase during the past three years, which has resulted in increased revenue during that time. We believe that we now have the infrastructure largely in place to allow for such potential revenue expansion, and therefore as a general guideline do not expect fixed costs to rise, except for some R&D associated with product initiatives, during 2007. We also announced the impending retirement of one director (Mr. Tom Powers) when his term expires during June 2007, as well as the loss of another director (Dr. Martin Singer) during March 2007. Our Governance Committee has an ongoing program designed to identify and retain qualified external directors on our Board.

We are pursuing digital technologies, evidenced by the deployment of our digital (front end) ANF solution platform during 2006, subsequent extensions of that platform, and our expectation to complete a fully digital ANF platform during 2007. We believe that by producing solutions in digital format, we will extend coverage across additional wireless telecommunications spectrum and technologies as well as start to address new opportunities in the non-cellular market. If we are successful in this effort, we expect to open a much broader addressable market and thus have the opportunity to enjoy substantially larger revenues. Digitizing the ANF platform has already led to a new revenue stream from software, as evidenced by our deferred software-related revenue beginning during the fourth quarter 2006 and growing during the first quarter 2007.

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

Results of Operations

Three Months Ended March 31, 2007 and 2006

Our net sales decreased $372,000, or 28%, to $953,000 for the three months ended March 31, 2007 from $1,326,000 for the same period in 2006, which we attribute to customer spending patterns during the quarter and the deferral of certain software-related revenue. Gross margins decreased to 26% from 38% for the same periods, due largely to volume-related differences and the deferral of higher margin software-related revenue associated with our dANF platform. Cumulative deferred software revenue, the amount of revenue that will be recognized in future periods related to currently installed equipment and related software, increased to $0.3 million at March 31, 2007. This item did not exist at March 31, 2006. We anticipate that revenue during the second quarter 2007 will exceed revenue posted during the first quarter 2007 due to existing and anticipated future orders. We entered the second quarter 2007 with no substantial order backlog, consistent with the last two quarters of 2006 and the first quarter of 2007.

Cost of sales decreased by $121,000, or 15%, to $710,000 for the three months ended March 31, 2007 from $830,000 for the same period in 2006. The decrease in cost of sales was due to the decrease in sales volume and the accounting impact of revenue deferral highlighted above.

Our research and development expenses increased by $158,000, or 34%, to $621,000 for the three months ended March 31, 2007, from $464,000 for the same period in 2006. This increase is due to increased spending associated with the addition of a significant number of products to our RF² and dANF product families, but primarily the the investment we are making in a fully digital ANF product platform. We expect to continue to invest more in R&D during 2007 than we did during 2006, likely similar to this first quarter, as we expand both our existing product families and develop new products that would be applicable in wireless technologies beyond cellular telecommunications.

Selling and marketing expenses decreased by $48,000, or 8%, to $583,000 for the three months ended March 31, 2007, from $631,000 for the same period in 2006. The sales commission program is linked to achievement of our annual revenue plan. As such, sales commission expense was lower in conjunction with reduced revenue.

General and administrative expenses increased by $259,000, or 28%, to $1,200,000 for the three months ended March 31, 2007, from $941,000 for the same period in 2006. This increase was due to increased compensation-related charges from grants of restricted stock.

Liquidity and Capital Resources

As of March 31, 2007, the Company’s cash and cash equivalents were $2.2 million, a decrease of $0.7 million from the balance at December 31, 2006 of $2.9 million.

During the first quarter 2007, the Company utilized approximately $2 million in cash from the realization of receivables and inventory, net of additions, and paid out approximately $1 million in cash toward the reduction in accrued expenses, net of additions. The remainder was the $1.7 million of business expenses incurred during the quarter.

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

Contractual Obligations and Commitments

The following table lists the contractual obligations and commitments that existed as of March 31, 2007:

Contractual Obligations	Payments Due by Period
		Less than 1			More than
Year	Total	Year	1-3 Years	3-5 Years	5 Years
Long Term Debt Obligations	$17,787,000	$11,749,000	-	$6,038,000	-
Operating Lease Obligations	$1,609,000	$202,000	$414,000	$429,000	$564,000
Total	$19,396,000	$11,951,000	$414,000	$6,467,000	$564,000

Off Balance Sheet Arrangements

            We do not have any off balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company does not have any material market risk sensitive instruments.

Item 4. Controls and Procedures.

(a)
An evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2007. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms.

(b)
There were no significant changes in the Company’s internal control over financial reporting identified in connection with the evaluation of such controls that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits: A list of exhibits is set forth in the Exhibit Index found on page 16 of this report.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14 day of May 2007.

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