Form 10-Q
period 2007-06-30
ISCO INTERNATIONAL INC
filed 2007-08-13
CIK 888693

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2007.

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.     ☐  Yes   ☒    No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 30, 2007
Common Stock, par value $0.001 per share	199,931,440

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
ISCO INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(unaudited)
Assets:
Current Assets:
Cash and equivalents	$2,292,831	$2,886,476
Inventory	4,767,113	6,368,599
Accounts receivable, net	1,986,813	2,554,716
Prepaid expenses and other	63,357	168,741
Total current assets	9,110,114	11,978,532
Property and equipment	1,396,841	1,334,203
Less: accumulated depreciation	(887,423)	(811,167)
Net property and equipment	509,418	523,036
Restricted certificates of deposit	168,338	162,440
Goodwill	13,370,000	13,370,000
Intangible assets, net	846,611	841,187
Total Assets	$24,004,481	$26,875,195
Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts Payable	$336,125	$1,172,844
Inventory-related material purchase accrual	56,800	328,663
Employee-related accrued liability	374,124	284,653
Accrued professional services	67,000	93,000
Other accrued liabilities	317,561	225,724
Current Portion of LT Debt, including related interest, with related parties	-	11,295,957
Total Current Liabilities	1,151,610	13,400,841
Deferred facility reimbursement	95,000	102,500
Deferred revenue - non current	110,440	75,900
Notes Payable, with related parties	15,179,864	5,000,000
Accued interest payable, with related parties	258,644	131,762
Stockholders' equity:
Preferred stock; 300,000 shares authorized; No shares issued and outstanding
at June 30, 2007 and December 31, 2006	-	-
Common stock ($.001 par value); 250,000,000 shares authorized; 199,931,440 and 189,622,133 shares issued and outstanding at June 30, 2007 and
December 31, 2006, respectively	199,931	189,622
Treasury Stock	(64,260)	-
Additional paid-in capital (net of unearned compensation)	174,707,969	172,379,842
Accumulated deficit	(167,634,717)	(164,405,272)
Total Shareholders' Equity	7,208,923	8,164,192
Total Liabilities and Shareholders' Equity	$24,004,481	$26,875,195

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

ISCO INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net sales	$3,422,707	$3,446,280	$4,375,956	$4,771,869
Costs and expenses:
Cost of sales	1,702,715	2,058,819	2,412,370	2,889,254
Research and development	661,707	474,415	1,282,762	937,939
Selling and marketing	671,062	852,192	1,254,306	1,483,097
General and administrative	981,732	1,118,432	2,181,379	2,059,080

Total costs and expenses	4,017,216	4,503,858	7,130,817	7,369,370

Operating loss	(594,509)	(1,057,578)	(2,754,861)	(2,597,501)
Other income (Expense):
Interest income	17,926	20,878	36,205	52,013
Interest expense	255,456	194,087	510,789	385,337

Total other expense, net	(237,530)	(173,209)	(474,584)	(333,324)

Net Loss	$(832,039)	$(1,230,787)	$(3,229,445)	$(2,930,825)

Basic and diluted loss per share	$(0.00)	$(0.01)	$(0.02)	$(0.02)

Weighted average number of common
shares outstanding	191,240,000	184,411,485	190,659,000	183,993,196

See the accompanying Notes which are an integral part of the Condensed Consolidated Financial Statements.

ISCO INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Six Months ended June 30, 2007

(UNAUDITED)

	Common	Common		Treasury	Additional	Accumulated
	Stock	Stock		Stock	Paid-In	Deficit
	Shares	Amount		Amount	Capital		Total
Balance as of December 31, 2006	189,622,133	$189,622	$		$172,379,842	$(164,405,272)	$8,164,192
Exercise of stock options and
vesting of restricted shares	2,315,974	2,316			(2,316)		-
1.5M accrued interest converted
to equity	8,333,333	8,333			1,491,667		1,500,000
Treasury stock	(340,000)	(340)		(64,260)			(64,600)
Equity compensation expense					838,776		838,776
Net loss						(3,229,445)	(3,229,445)
Balance at June 30, 2007	199,931,440	$199,931		$(64,260)	$174,707,969	$(167,634,717)	$7,208,923

See the accompanying Notes which are an integral part of the Condensed Consolidated Financial Statements.

ISCO INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended	Six Months Ended
	June 30, 2007	June 30, 2006
OPERATING ACTIVITIES
Net loss	$(3,229,445)	$(2,930,875)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	99,983	68,260
Non-cash compensation charges	838,775	631,423
Changes in operating assets and liabilities	1,859,328	(805,167)
Net cash used in operating activities	(431,359)	(3,036,359)
INVESTING ACTIVITIES
(Increase)/Decrease in restricted certificates of deposit	(5,898)	42,180
Payment of patent costs	(32,150)	(16,887)
Acquisition of property and equipment, net	(59,638)	(95,003)
Net cash used in investing activities	(97,686)	(69,710)
FINANCING ACTIVITIES
Short swing profit recovery	-	3,124
Proceeds from loan	-	5,000,000
Exercise of stock options	-	173,801
Treasury stock purchased	(64,600)	-
Net cash provided by financing activities	(64,600)	5,176,925

(Decrease)/Increase in cash and cash equivalents	(593,645)	2,070,856
Cash and cash equivalents at beginning of period	2,886,476	3,486,430
Cash and cash equivalents at end of period	$2,292,831	$5,557,286

Note: During June 2007, $1.5 million of accrued interest was converted to equity and $1.7 million was reclassified from accrued interest into notes payable in a non-cash transaction described in Note 6.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). This statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP") and expands disclosure related to the use of fair value measures in financial statements. SFAS 157 does not expand the use of fair value measures in financial statements, but standardizes its definition and guidance in GAAP. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We plan to adopt the provisions of SFAS 157 on January 1, 2008. We are evaluating the potential impact of SFAS 157, but at this time do not anticipate that it will have an impact on our financial statements when adopted.

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

Note 2. Realization of Assets

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses from operations in recent years, and such losses have continued through the year ended December 31, 2006 and more recent six months ended June 30, 2007. In addition, the Company has used, rather than provided, cash in its operations. Consistent with these facts, Grant Thornton, LLP, the Company’s independent registered public accounting firm, included the comment published in our Annual Report on Form 10-K as of and for the year ended December 31, 2006, that there is substantial doubt about the Company’s ability to continue as a going concern.

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

The Company has incurred, and continues to incur, losses from operations. For the years ended December 31, 2006, 2005, and 2004, the Company incurred net losses of $4 million, $3 million, and $7 million, respectively. The first six months of 2007 showed an additional net loss of $3 million. The Company has implemented strategies to reduce its cash used in operating activities. The Company’s strategies include increasing the efficiency of the Company’s processes, focusing development efforts on products with a greater probability of commercial sales, reducing professional fees and discretionary expenditures, and negotiating favorable payment arrangements with suppliers and service providers. More importantly, the Company has configured itself along an outsourcing model, thus allowing for relatively large, efficient production without the associated overhead. The combination of these factors has been effective in bringing the Company closer to profitability (from a net loss as high as $28 million during 2001) while enabling it to deliver significant quantities of solutions. Beginning in 2005, the Company began to invest in additional product development (engineering) and sales and marketing resources as it began to increase its volume of business. While viewed as a positive development, these expenditures have added to the funding requirements listed above.

To date, the Company has financed its operations primarily through public and private equity and debt financings. The Company believes that it has sufficient capital to operate its business through 2007 and into 2008. Additional capital may be required, however, to support any significant quarterly revenue increases during 2007 in the form of working capital, as well as in any greater than expected expansion of the Company’s business and product offering that are expected to provide additional revenue opportunities, whether as a result of internal growth or acquisition. Until recently, more than $11 million had been due in August 2007. However, on June 26, 2007, the Company and its lenders, Manchester Securities Corporation ("Manchester") and Alexander Finance, L.P. ("Alexander" and together with Manchester, the "Lenders"), including their affiliates, entered into a restructuring of the Company’s line of credit arrangements as more fully described in Notes 5 and 6.

Note 3 - Net Loss Per Share

Basic and diluted net loss per share is computed based on the weighted average number of common shares outstanding. Common shares issuable upon the exercise of options are not included in the per share calculations since the effect of their inclusion would be antidilutive.

Note 4 - Inventories

Inventories consisted of the following:

	June 30, 2007	December 31, 2006
Raw materials	$2,220,000	$2,675,000
Work in process	1,364,000	2,332,000
Finished product	1,183,000	1,362,000
Total	$4,767,000	$6,369,000

Cost of product sales for the six months ended June 30, 2007, and the twelve months ended December 31, 2006 included approximately $0 and $165,000 respectively, of costs in excess of the net realizable value of inventory (including obsolete materials).

Inventory balances are reported net of a reserve for obsolescence. This reserve is computed by taking into consideration the components of inventory, the recent usage of those components, and anticipated usage of those components in the future. This reserve was approximately $300,000 and $325,000 as of June 30, 2007 and December 31, 2006, respectively.

Note 5 - Stock Options and Warrants

Effective January 1, 2006, we adopted SFAS No. 123(R), “Share Based Payments,” as described in Note 7, in the Notes to the Consolidated Financial Statements.

As of June 30, 2007, a total of 4,872,000 stock options were outstanding under the Company’s equity compensation plans. Stock-based compensation expense recognized during the second quarter of 2007 and 2006 included compensation expense for stock options granted prior to, but not yet fully vested as of, June 30, 2007 and 2006, respectively. Such amounts were none and $17,000, respectively.

Restricted Share Rights

Restricted share grants offer employees the opportunity to earn shares of the Company’s stock over time. These grants generally vest over two years to four years for employees and one year for non-employee directors. The Company recognizes the issuance of the shares related to these stock-based compensation awards and the related compensation expense on a straight-line basis over the vesting period. Included within these grants are also performance-based shares, that is, shares that vest based on accomplishing particular objectives as opposed to vesting over time. No performance-based shares were vested during the first quarter 2007 or during the first six months of 2006, respectively. 40,000 performance-based shares vested during the second quarter 2007.

The following table summarizes the restricted stock award activity during the first six months of 2007.

		Weighted
		Average Grant Date
	Shares	Fair Value (per share)

Outstanding, December 31, 2006	8,714,000	0.35
Granted	2,667,000	0.27
Forfeited or canceled	(505,000)	0.35
Vested	(2,316,000)	0.35
Outstanding, June 30, 2007	8,560,000	0.32

The total fair value of restricted shares vested during the three and six month periods ended June 30, 2007 was $455,000 and $812,000, respectively. Total non-cash equity compensation expense recognized during the three and six month periods ended June 30, 2007 were $354,000 and $839,000, respectively. Non-cash equity expense for the three and six month periods ended June 30, 2007 included $455,000 and $812,000 for vested restricted share grants and ($101,000) and $27,000, respectively, for the straight-line amortization of restricted share grants that did not vest during the three and six month periods ended June 30, 2007.

On August 19, 1993, the Board of Directors (“Board”) adopted the 1993 Stock Option Plan for employees, consultants, and directors who were not also employees of the Company (outside directors). This plan reached its ten-year expiration during 2003. During the 2003 annual meeting of shareholders, the Company’s shareholders approved the 2003 Equity Incentive Plan to take the place of the expiring 1993 plan. Unissued options from the 1993 plan were used to fund the 2003 plan. During the 2005 annual meeting of shareholders, the Company’s shareholders approved 12 million additional shares of stock to be included in the 2003 Plan, a two-year grant to the CEO of 2 million time-vest restricted shares and 4 million performance-vest restricted shares, and clarified the ability for the 2003 Plan to utilize up to 5 million unused shares originally allocated to the 1993 Plan. The maximum number of shares issuable under these plans is 32,011,468. These Plans are collectively referred to as the “Plan”.

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

Beginning in 2006, the Board, at the recommendation of the Compensation Committee of the Board, began providing restricted stock grants in lieu of stock options within both employee and non-employee compensation programs. The impact of the new accounting standard, industry trends, and the ability to use fewer shares to achieve intended results were a few of the reasons behind this change in view. The Board also expressed an intention to continue to utilize performance-based equity incentives for more cases of equity compensation than in years past.

During the first six months of 2007, the Board granted 2,235,000 RSGs to the Company’s employees, most of which are scheduled to vest over a four year period.

On June 26, 2007, as part of the debt restructuring that is detailed in Note 6, $1.5 million of accrued interest was converted into ISCO common stock at $0.18 per share. See note 6 for additional discussion.

On June 28, 2007, the Company, on the recommendation and approval of the Compensation Committee of the Company’s Board of Directors, determined to make certain changes to the terms of separate restricted stock agreements (the “Agreements”) with each of John Thode, the Company’s President and Chief Executive Officer, and Dr. Amr Abdelmonem, the Company’s Chief Technology Officer. These changes were made to ease end-of-year administrative burdens and compliance with tax withholding requirements. The changes included: 1) changing the date on which shares of restricted stock will vest to December 23, 2007, instead of December 31, 2007 as originally provided (in each case, subject to continued service through that date); and 2) waiving the requirements of Section 9(g) of each Agreement with respect to cash withholding requirements so that each officer can satisfy withholding requirements with respect to shares vesting on June 30, 2007 and December 23, 2007 by delivering a portion of those shares to the Company in accordance with the terms of the Plan; and 3) the Compensation Committee authorized management to take any actions it may deem necessary or advisable to prevent any unintended and/or adverse consequences that may result from the application of recent legislation concerning the taxation of deferred compensation to the Company’s plans, compensation arrangements and agreements, provided that such actions do not materially increase any obligation of the Company. Pursuant to these changes, upon the share vesting on June 30, 2007, ISCO International, Inc. withheld 145,000 shares from Amr Abdelmonem and 195,000 shares from John Thode as treasury stock.

Note 6 - Debt and Financial Position

2007 Convertible Debt that replaced the 2002 Credit Line

On June 26, 2007, as previously referenced in Notes 2 and 5, the Company, Manchester Securities Corporation ("Manchester"), Alexander Finance, L.P. ("Alexander" and together with Manchester, and the affiliates of both entities, the "Lenders"), entered into an agreement to restructure the $11.7 million of credit line debt and accrued interest which was to mature August 2007.

The Company issued amended and restated Notes (the "Amended and Restated Notes") in aggregate principal amount, including accrued interest on the maturing notes, of approximately $10.2 Million to replace all of the maturing credit line notes and reflect the amendments to the Loan Documents, including: (i) the extension of the termination dates and maturity dates for all the maturing notes that were set to mature August 1, 2007 to a new maturity date of August 1, 2009; (ii) the reduction of the interest rate on each of the maturing notes from 9% to 7% per annum; (iii) provision for the conversion of the aggregate principal amount outstanding on each of the maturing notes at the election of the Lenders, together with all accrued and unpaid interest thereon into shares (the "Conversion Shares") of the Company's common stock ("Common Stock"), par value $0.001 per share, at an initial conversion price of $0.20 per share. In addition, pursuant to the amendments to the Loan Documents, each of the Lenders immediately converted $750,000 in principal amount and accrued interest outstanding under the aforementioned notes each Lender held prior to the Restructuring into shares (the "Initial Conversion Shares") of Common Stock at a conversion price of $0.18, the 10 day volume weighted average closing price of the Company's Common Stock on the American Stock Exchange ("AMEX") as of June 21, 2007.

Before the Lenders may exercise their respective rights to convert the Amended and Restated Notes into the Conversion Shares, the Company is required to seek the approval of its stockholders to (i) increase the number of authorized shares of Common Stock available for issuance under its Certificate of Incorporation, as amended and (ii) issue the Conversion Shares pursuant to AMEX rules as well as to obtain the approval of AMEX to list the Initial Conversion Shares and the Conversion Shares on AMEX. The Company is required to obtain these approvals within one year of the issuance date of the Amended and Restated Notes. In the event that these required approvals are not obtained by that time, then the interest rate on the Amended and Restated Notes will increase to a rate of 15% per annum. If the Initial Conversion Shares and Conversion Shares are not registered under the Registration Rights Agreement, as described below, by the 15 month anniversary of the issuance date of the Amended and Restated Notes, then the then-current interest rate will increase by a rate of 1% per annum each month thereafter until the Initial Conversion Shares and Conversion Shares are registered, up to the default rate of the lower of 20% per annum or the highest amount permitted by law.

Assuming the Amended and Restated Notes are not converted until maturity, approximately 58.5 million shares of Common Stock would be required to be issued upon conversion, for both principal and interest.

2006 Convertible Debt

During June 2006 the Company entered into a Securities Purchase Agreement (the “Agreement”) and convertible notes (the “2006 Notes”) with Alexander Finance, L.P., and Manchester Securities Corporation L.P. (together, the “Lenders”), pursuant to which the Lenders have agreed, to each loan us $2,500,000, or an aggregate of $5,000,000, in convertible debt. The Lenders, including affiliates, are our two largest shareholders and the lenders of the 2002 Credit Line (replaced by the 2007 Convertible Debt) referenced above.

The 2006 Notes will mature on June 22, 2010 and bear an interest rate of 5% due at maturity. Both the principal amount and any accrued interest on the Notes are convertible into the Company’s common stock at a rate of $0.33 per share, subject to certain anti-dilution adjustments. The Lenders have the right to convert the 2006 Notes, both principal and accrued interest, into shares of common stock at the rate of $0.33 per share at any time. We have the right to redeem the 2006 Notes in full in cash at any time beginning two years after the date of the Agreement (June 2008). The conversion rate of the 2006 Notes will be subject to customary anti-dilution protections, provided that the number of additional shares of common stock issuable as a result of changes to the conversion rate will be capped so that the aggregate number of shares of common stock issuable upon conversion of the 2006 Notes will not exceed 19.99% of the aggregate number of shares of common stock presently issued and outstanding.

The Notes are secured on a first priority basis by all the Company’s intangible and tangible property and assets. Payment of the Notes is guaranteed by our two inactive subsidiaries, Spectral Solutions, Inc. and Illinois Superconductor Canada Corporation. The Agreement contains customary representations, warranties and covenants. The Company filed a registration statement covering the resale of the shares of common stock issuable upon conversion of the 2006 Notes with the Securities and Exchange Commission. Concurrently with the execution of the Agreement, the Lenders waived their right under the 2002 Credit Line to receive the financing proceeds from the issuance of the Notes, allowing the Company to use the funds for product development or general working capital purposes. No fees were paid to any financial advisor, placement agent, broker or finder in connection with the transactions contemplated by the Agreement and the Notes.

Assuming the 2006 Notes are held for the full four year term, 18.5 million shares of common stock would be required upon settlement, for both principal and interest.

Note 7 - Income Taxes

The Company adopted the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards 5, Accounting for Contingencies. As required by FIN 48, which clarifies Statement 109, Accounting for Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open. As a result of the implementation of FIN 48, there was no effect on the Company’s 2007 financial statements, nor have there been any material changes in unrecognized tax benefits during 2007.

The Company is subject to income taxes in the U.S. federal jurisdiction and various states jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. As the Company has sustained losses since inception, a large number of tax years are open (1992-2006) as the losses have not been utilized by the Company.

The Company is currently not aware of any current or threatened examination by any jurisdiction. The Company has elected to classify interest and penalties related to unrecognized tax benefits as a component of income tax expense, if applicable. No accrual is required as of June 30, 2007 for interest and penalties.

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

General

We have shifted from manufacturing in-house to an outsourced manufacturing model wherein we supply parts and raw materials to third parties, who then complete the products to our specifications. This system has allowed us to begin to outsource procurement and realize additional manufacturing efficiencies. Our products are designed for efficient production in this manner, emphasizing solid-state electronics over mechanical devices with moving parts. The decrease in cost associated with these developments, coupled with enhanced product functionality, have significantly reduced overhead costs since 2002 and allowed us to realize improved margins. In addition, because we have built upon and expanded upon our earlier developed technology, based on substantial input from customers, we have generally controlled total research and development (“R&D”) costs.

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

From a company-specific view, we have invested in measured infrastructure growth to allow for potentially substantial revenue expansion. This has caused spending to increase from 2004 levels. We believe that we now have the infrastructure largely in place to allow for such potential revenue expansion, and therefore as a general guideline do not expect fixed costs to rise, except for some R&D associated with product initiatives, during the remainder of 2007. We also announced the retirement of one director (Mr. Tom Powers) when his term expired during June 2007, as well as the departure of another director (Dr. Martin Singer) during March 2007. Our Governance Committee has an ongoing program designed to identify and retain qualified external directors on our Board.

We are pursuing digital technologies, evidenced by the deployment of our digital (front end) ANF solution platform during 2006, subsequent extensions of that platform, and our expectation to complete a fully digital ANF platform during 2007. We believe that by producing solutions in digital format, we will extend coverage across additional wireless telecommunications spectrum and technologies as well as start to address new opportunities in the non-cellular market. If we are successful in this effort, we expect to open a much broader addressable market and thus have the opportunity to enjoy substantially larger revenues. Digitizing the ANF platform has already led to a new revenue stream from software, as evidenced by our deferred software-related revenue beginning during the fourth quarter 2006 and growing during the first half of 2007. We expect software-related revenue as a percentage of our total revenue to increase over time as we implement our fully digital product platform.

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

Results of Operations

Three Months Ended June 30, 2007 and 2006

Our net sales decreased $23,000, or 1%, to $3,423,000 for the three months ended June 30, 2007 from $3,446,000 for the same period in 2006, which we attribute to the timing of closing new customer orders and the deferral of certain software-related revenue. Gross margins increased to 50% from 40% for the same periods, primarily due to the benefit of cost reduction activities in the manufacturing process (design improvements and material costs). Cumulative deferred software revenue, the amount of revenue that will be recognized in future periods related to currently installed equipment and related software, increased to $0.3 million at June 30, 2007. This item did not exist at June 30, 2006. We, along with many in the industry, expect customer spending to increase during the second half of 2007, as compared to the first half of 2007.

Cost of sales decreased by $356,000, or 17%, to $1,703,000 for the three months ended June 30, 2007 from $2,059,000 for the same period in 2006. The decrease in cost of sales was primarily due to the benefit of cost reduction activities associated with product design improvements and materials utilized in production.

Our research and development (“R&D”) expenses increased by $188,000, or 39%, to $662,000 for the three months ended June 30, 2007, from $474,000 for the same period in 2006. This increase was due to increased spending associated with the addition of a significant number of products to our RF² and dANF product families, but primarily to the investment we are making in a fully digital ANF product platform. We expect to continue to invest more in R&D during the remainder of 2007 than we did during the comparable period of 2006, likely at a rate similar to the second quarter of 2007, as we expand both our existing product families and develop new products that would be applicable in wireless technologies beyond cellular telecommunications.

Selling and marketing expenses decreased by $181,000, or 21%, to $671,000 for the three months ended June 30, 2007, from $852,000 for the same period in 2006. The decrease in expense was attributable to higher personnel in this area during 2006 as we had an overlap of personnel when Mr. Wetterling and others joined the Company and their predecessors were here simultaneously, and when we were completing an extensive marketing analysis. We expect selling and marketing expenses to increase during the second half of 2007 as we look to add new customers and launch new products, particularly the digital ANF product platform.

General and administrative expenses decreased by $136,000, or 12%, to $982,000 for the three months ended June 30, 2007, from $1,118,000 for the same period in 2006. This decrease was attributable to a decrease in non-cash equity compensation charges as compared to the prior period. Other than fluctuations in non-cash equity compensation charges, general and administrative costs are expected to increase slightly during the rest of the year due to anticipated non-recurring professional fees.

Six Months Ended June 30, 2007 and 2006

Our net sales decreased $396,000, or 8%, to $4,376,000 for the six months ended June 30, 2007 from $4,772,000 for the same period in 2006, which we attribute to the timing of closing new customer orders and the deferral of certain software-related revenue. Gross margins increased to 45% from 40% for the same periods, primarily due to the benefit of cost reduction activities in product design and materials. Cumulative deferred software revenue, the amount of revenue that will be recognized in future periods related to currently installed equipment and related software, increased to $0.3 million at June 30, 2007. This item did not exist at June 30, 2006. We, along with many in the industry, expect customer spending to increase during the second half of 2007, as compared to the first half of 2007.

Cost of sales decreased by $477,000, or 17%, to $2,412,000 for the six months ended June 30, 2007 from $2,889,000 for the same period in 2005. The decrease in cost of sales was due in part to the decrease in revenue and in part to the benefit of cost reduction activities in the manufacturing process (approximately 45% gross margin during 2007 vs. 40% during 2006).

Our R&D expenses increased by $345,000, or 37%, to $1,283,000 for the six months ended June 30, 2007, from $938,000 for the same period in 2006. This increase was due to increased spending associated with the addition of a significant number of products to our RF² and dANF product families, but primarily to the investment we are making in a fully digital ANF product platform. We expect to continue to invest more in R&D during the remainder of 2007 than we did during the comparable period of 2006, likely at a rate similar to this second quarter 2007, as we expand both our existing product families and develop new products that would be applicable in wireless technologies beyond cellular telecommunications.

Selling and marketing expenses decreased by $229,000, or 15%, to $1,254,000 for the six months ended June 30, 2007, from $1,483,000 for the same period in 2006. The decrease in expense was attributable to higher personnel in this area during 2006 as we had an overlap of personnel when Mr. Wetterling and others joined the Company and their predecessors were here simultaneously, and when we were completing an extensive marketing analysis. We expect selling and marketing expenses to increase during the second half of 2007 as we look to add new customers and launch new products, particularly the digital ANF product platform.

General and administrative expenses increased by $122,000, or 6%, to $2,181,000 for the six months ended June 30, 2007, from $2,059,000 for the same period in 2006. This increase was attributable to an increase in non-cash equity compensation charges as compared to the prior period. Other than fluctuations in non-cash equity compensation charges, general and administrative costs are expected to increase slightly during the rest of the year due to anticipated non-recurring professional fees.

Liquidity and Capital Resources

As of June 30, 2007, the Company’s cash and cash equivalents were $2.3 million, a decrease of $0.6 million from the balance at December 31, 2006 of $2.9 million.

During the first six months of 2007, the Company utilized approximately $2.2 million in cash from the realization of receivables and inventory, net of additions, and paid out approximately $0.9 million in cash toward the reduction in accrued expenses, net of additions. The remainder was the approximately $1.8 million of business expenses incurred during the period.

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

To date, we have financed our operations primarily through public and private equity and debt financings. While we believe that we have sufficient financial resources to operate our business normally through 2007 and into 2008, potential increases in working capital requirements resulting from larger quarterly revenues during 2007 and beyond, and also the potential deployment of additional financial resources in the expansion of our business and product offering (internally through organic growth and/or externally via acquisition) that are expected to provide additional revenue opportunities, may result in a need for additional capital. On June 26, 2007, we agreed, with our lenders, to restructure the credit line debt due in August 2007 to August 2009, as described in Note 6 herein.

Contractual Obligations, Commitments, and Off Balance Sheet Arrangements

The following table lists the contractual obligations and commitments that existed as of June 30, 2007:

Contractual Obligations	Payments Due by Period
		Less than 1			More than
Year	Total	Year	1-3 Years	3-5 Years	5 Years
Long Term Debt Obligations	$17,757,193	$-	$17,757,193	$-	$-
Operating Lease Obligations	$1,559,000	$203,000	$416,000	$432,000	$508,000
Total	$19,316,193	$203,000	$18,173,193	$432,000	$508,000

Long term debt obligations include the June 2007 restructuring event as described in Note 6.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We do not have any material market risk sensitive instruments.

Item 4. Controls and Procedures.

(a)
An evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2007. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms.

(b)
There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of such controls that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes to prior disclosures in our 2006 Annual Report on Form 10K.

Item 4. Submission of Matters to a Vote of Security Holders.

At our annual meeting of shareholders held on June 16, 2007, the following proposals were approved by the margins indicated:

		Number of Shares
		Voted For	Withheld
1	To elect directors to the Board of Directors for a term of one (1) year and until his successor is
	duly elected and qualified.
	Mr. John Thode	161,755,904	5,046,778
	Mr. Jim Fuentes	162,058,873	4,743,809
	Dr. Amr Abdelmonem	161,539,830	5,262,852
	Dr. George Calhoun	161,103,240	5,699,442
	Mr. Mike Fenger	161,996,895	4,805,787
	Mr. Ralph Pini	162,061,593	4,741,089

		Number of Shares

		Voted For	Against	Abstain

2	To approve the appointment of Grant Thornton LLP as the independent auditors
	of the Company’s financial statements for the fiscal year ending
	December 31, 2007	163,070,806	2,880,629	851,247

Item 6. Exhibits

Exhibits: A list of exhibits is set forth in the Exhibit Index found on page 21 of this report.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of August 2007.

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