Form 10-Q
period 2007-11-06
ISCO INTERNATIONAL INC
filed 2007-11-14
CIK 888693

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2007

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from            to
Commission file number 001-22302

ISCO INTERNATIONAL, INC.
(Name of Registrant as Specified in Its Charter)

Delaware	36-3688459
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. EmployerIdentification No.)

1001 Cambridge Drive, Elk Grove Village, Illinois	60007
(Address of Principal Executive Offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.     ☐  Yes   ☒    No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2007
Common Stock, par value $0.001 per share	200,633,315

i

Table of Content
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ISCO INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	September 30,	December 31,
	2007	2006
	(unaudited)
Assets:
Current Assets:
Cash and equivalents	$2,782,761	$2,886,476
Inventory	3,820,067	6,368,599
Accounts receivable, net	889,908	2,554,716
Prepaid expenses and other	80,485	168,741
Total current assets	7,573,221	11,978,532
Property and equipment	1,407,530	1,334,203
Less: accumulated depreciation	(909,363)	(811,167)
Net property and equipment	498,167	523,036
Restricted certificates of deposit	170,648	162,440
Goodwill	13,370,000	13,370,000
Intangible assets, net	848,617	841,187
Total Assets	$22,460,653	$26,875,195
Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts Payable	$224,087	$1,172,844
Inventory-related material purchase accrual	84,607	328,663
Employee-related accrued liability	184,730	284,653
Accrued professional services	46,000	93,000
Other accrued liabilities and current deferred revenue	217,342	225,724
Current Portion of LT Debt, including related interest, with related parties	-	11,295,957
Total Current Liabilities	756,766	13,400,841
Deferred facility reimbursement	91,250	102,500
Deferred revenue - non current	128,040	75,900
Notes Payable, with related parties	15,363,070	5,000,000
Accrued interest payable, with related parties	324,150	131,762
Stockholders' equity:
Preferred stock; 300,000 shares authorized; No shares issued and outstanding
at September 30, 2007 and December 31, 2006	-	-
Common stock ($.001 par value); 250,000,000 shares authorized; 200,508,315 and 189,622,133 shares issued and outstanding at September 30, 2007 and
December 31, 2006, respectively	200,508	189,622
Treasury Stock	(64,260)	-
Additional paid-in capital (net of unearned compensation)	175,086,385	172,379,842
Accumulated deficit	(169,425,256)	(164,405,272)
Total Shareholders' Equity	5,797,377	8,164,192
Total Liabilities and Shareholders' Equity	$22,460,653	$26,875,195

NOTE: The condensed consolidated balance sheet as of December 31,2006 has been derived from the audited financial statements for that date, but does not include all of the information and accompanying notes required by accounting principles generally accepted in the United States of America for complete financial statements.

See the accompanying Notes which are an integral part of the Condensed Consolidated Financial Statements.

Table of Content

ISCO INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net sales	$1,924,401	$6,433,439	$6,300,357	$11,205,308
Costs and Expenses:
Cost of sales	1,220,913	3,850,012	3,633,283	6,739,266
Research and development	721,241	452,435	2,004,003	1,390,374
Selling and marketing	554,494	989,329	1,808,800	2,472,426
General and administrative	1,003,762	1,093,684	3,185,141	3,152,764
Total Costs and Expenses	3,500,410	6,385,460	10,631,227	13,754,830

Operating (Loss) Income	(1,576,009)	47,979	(4,330,870)	(2,549,522)
Other Income (Expense):
Interest income	34,182	45,872	70,387	97,885
Interest (expense)	(248,712)	(261,007)	(759,501)	(646,344)
Other income (expense), net	(214,530)	(215,135)	(689,114)	(548,459)

Net Loss	$(1,790,539)	$(167,156)	$(5,019,984)	$(3,097,981)

Basic and diluted loss per share	$(0.01)	$(0.00)	$(0.03)	$(0.02)

Weighted average number of common
shares outstanding	200,154,000	186,105,594	193,433,000	184,705,066

See the accompanying Notes which are an integral part of the Condensed Consolidated Financial Statements.

Table of Content

ISCO INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Nine Months ended September 30, 2007

(UNAUDITED)

	Common	Common		Treasury	Additional	Accumulated
	Stock	Stock		Stock	Paid-In	Deficit
	Shares	Amount		Amount	Capital		Total
Balance as of December 31, 2006	189,622,133	$189,622	$		$172,379,842	$(164,405,272)	$8,164,192
Exercise of stock options and
vesting of restricted shares	2,892,849	2,893			(2,893)		-
1.5M accrued interest converted
to equity	8,333,333	8,333			1,491,667		1,500,000
Treasury stock	(340,000)	(340)		(64,260)			(64,600)
Equity compensation expense					1,217,769		1,217,769
Net loss						(5,019,984)	(5,019,984)
Balance at September 30, 2007	200,508,315	$200,508		$(64,260)	$175,086,385	$(169,425,256)	$5,797,377

See the accompanying Notes which are an integral part of the Condensed Consolidated Financial Statements.

Table of Content

ISCO INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2006
OPERATING ACTIVITIES
Net loss	$(5,019,984)	$(3,097,981)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	138,488	105,990
Non-cash compensation charges	1,217,769	1,026,423
Changes in operating assets and liabilities	3,750,119	(2,535,432)
Net cash provided by (used in) operating activities	86,392	(4,501,000)
INVESTING ACTIVITIES
(Increase)/Decrease in restricted certificates of deposit	(8,208)	80,414
Payment of patent costs	(47,722)	(32,547)
Acquisition of property and equipment, net	(69,577)	(120,939)
Net cash used in investing activities	(125,507)	(73,072)
FINANCING ACTIVITIES
Proceeds from Section 16b recovery	-	3,124
Proceeds from debt issuance	-	5,000,000
Exercise of stock options/vesting of restricted stock grants	-	257,900
Treasury stock purchased	(64,600)	-
Net cash provided by (used in) financing activities	(64,600)	5,261,024

(Decrease)/Increase in cash and cash equivalents	(103,715)	686,952
Cash and cash equivalents at beginning of period	2,886,476	3,486,430
Cash and cash equivalents at end of period	$2,782,761	$4,173,382

Note: During June 2007, $1.5 million of accrued interest was converted to equity and $1.7 million was reclassified from accrued interest into notes payable in a non-cash transaction described in Note 6.

See the accompanying Notes which are an integral part of the Condensed Consolidated Financial Statements.

Table of Content

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

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159. “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”) provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases. This statement is effective for us beginning January 1, 2008. The company does not expect SFAS 159 to have a material impact on our consolidated financial statements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). This statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP") and expands disclosure related to the use of fair value measures in financial statements. SFAS 157 does not expand the use of fair value measures in financial statements, but standardizes its definition and guidance in GAAP. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We plan to adopt the provisions of SFAS 157 as of January 1, 2008. We are evaluating the potential impact of SFAS 157, but at this time do not anticipate that it will have an impact on our financial statements when adopted.

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

Table of Content

Note 2. Realization of Assets

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses from operations in recent years, and such losses have continued through the year ended December 31, 2006 and more recent nine months ended September 30, 2007. In addition, the Company has used, rather than provided, cash in its operations. Consistent with these facts, Grant Thornton, LLP, the Company’s independent registered public accounting firm, included the comment published in our Annual Report on Form 10-K as of and for the year ended December 31, 2006, that there is substantial doubt about the Company’s ability to continue as a going concern.

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

The Company has incurred, and continues to incur, losses from operations. For the years ended December 31, 2006, 2005, and 2004, the Company incurred net losses of $4 million, $3 million, and $7 million, respectively. The first nine months of 2007 showed an additional net loss of $5 million. The Company implemented strategies during 2002 and subsequently maintained to reduce its cash used in operating activities. The Company’s strategies include increasing the efficiency of the Company’s processes, focusing development efforts on products with a greater probability of commercial sales, reducing professional fees and discretionary expenditures, and negotiating favorable payment arrangements with suppliers and service providers. More importantly, the Company has configured itself along an outsourcing model, thus allowing for relatively large, efficient production without the associated overhead. Beginning in 2005, the Company began to invest in additional product development (engineering) and sales and marketing resources as it began to increase its volume of business. While viewed as a positive development, these expenditures have added to the funding requirements listed above.  In addition, particularly during the fourth quarter 2007, the Company expects to incur significant professional service fees in conjunction with its proposed acquisition of Clarity Communication Systems Inc. (“Clarity”) as described in more detail herein.

To date, the Company has financed its operations primarily through public and private equity and debt financings. Additional capital will be required as part of the costs anticipated with the proposed acquisition of Clarity, and potentially to support working capital requirements. As a condition to closing the proposed acquisition of Clarity, we will be required to obtain $1.5 million in financing to fund the initial operations of the combined entity, which we expect to obtain through one of our existing lenders and on terms substantially similar to our current debt arrangements. Until recently, more than $11 million had been due in August 2007. However, on June 26, 2007, the Company and its lenders, Manchester Securities Corporation ("Manchester") and Alexander Finance, L.P. ("Alexander" and together with Manchester, the "Lenders"), including their affiliates, entered into a restructuring of the Company’s line of credit arrangements as more fully described in Notes 5 and 6.

Note 3 - Net Loss Per Share

Basic and diluted net loss per share is computed based on the weighted average number of common shares outstanding. Common shares issuable upon the exercise of options are not included in the per share calculations since the effect of their inclusion would be antidilutive.

Table of Content

Note 4 - Inventories

    Inventories consisted of the following:
	September 30, 2007	December 31, 2006
Raw materials	$1,614,000	$2,675,000
Work in process	1,079,000	2,332,000
Finished product	1,127,000	1,362,000
Total	$3,820,000	$6,369,000

Cost of product sales for the nine months ended September 30, 2007, and the twelve months ended December 31, 2006 included approximately $0 and $165,000 respectively, of costs in excess of the net realizable value of inventory (including obsolete materials).

Inventory balances are reported net of a reserve for obsolescence. This reserve is computed by taking into consideration the components of inventory, the recent usage of those components, and anticipated usage of those components in the future. This reserve was approximately $447,000 and $325,000 as of September 30, 2007 and December 31, 2006, respectively.

Note 5 - Stock Options and Warrants

Effective January 1, 2006, we adopted SFAS No. 123(R), “Share Based Payments,” as described in Note 7, in the Notes to the Consolidated Financial Statements.

As of September 30, 2007, a total of 4,872,000 stock options were outstanding under the Company’s equity compensation plans. Stock-based compensation expense recognized during the third quarter of 2007 and 2006 included compensation expense for stock options granted prior to, but not yet fully vested as of, September  30, 2007 and 2006, respectively. Such amounts were none and $17,000, respectively.

Restricted Share Rights

Restricted share grants offer employees the opportunity to earn shares of the Company’s stock over time. These grants generally vest over two years to four years for employees and one year for non-employee directors. The Company recognizes the issuance of the shares related to these stock-based compensation awards and the related compensation expense on a straight-line basis over the vesting period. Included within these grants are also performance-based shares, that is, shares that vest based on accomplishing particular objectives as opposed to vesting over time. No performance-based shares were vested during the first and third quarter 2007 or during the first nine months of 2006, respectively. 40,000 performance-based shares vested during the second quarter 2007.

The following table summarizes the restricted stock award activity during the first nine months of 2007.
		Weighted
		Average Grant Date
	Shares	Fair Value (per share)

Outstanding, December 31, 2006	8,714,000	0.35
Granted	3,577,000	0.25
Forfeited or canceled	(915,000)	0.33
Vested	(2,893,000)	0.34
Outstanding, September 30, 2007	8,483,000	0.31

Table of Content

The total fair value of restricted shares vested during the three and nine month periods ended September 30, 2007 was $165,000 and $976,000, respectively. Total non-cash equity compensation expense recognized during the three and nine month periods ended September 30, 2007 were $379,000 and $1,218,000, respectively. Non-cash equity expense for the three and nine month periods ended September  30, 2007 included $165,000 and $976,000 for vested restricted share grants and $214,000 and $242,000 respectively, for the straight-line amortization of restricted share grants that did not vest during the three and nine month periods ended September 30, 2007.

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

During the first nine months of 2007, the Board granted 3,000,000 RSGs to the Company’s employees, most of which are scheduled to vest over a four year period.

On June 26, 2007, as part of the debt restructuring that is detailed in Note 6, $1.5 million of accrued interest was converted into ISCO common stock at $0.18 per share. See note 6 for additional discussion.

Table of Content

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

During October 2007, Mr. Thode terminated employment with the Company. Consequently, the 500,000 shares that would have vested during December 2007 and two million performance-based shares that would have been considered based on the Company’s performance during 2007, as authorized during the annual meeting of shareholders during 2006, were forfeit during the fourth quarter 2007.

In conjunction with the proposed acquisition of Clarity, it is contemplated that a portion of the stock to be offered as part of the transaction would be issued through the Company’s 2003 Equity Incentive Plan, as amended. Therefore, we intend to request that our shareholder approve an increase to the size of the plan during a special meeting of shareholders, at which we intend to ask our shareholders as well to approve the other elements of the transaction.

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

Table of Content

Before the Lenders may exercise their respective rights to convert the Amended and Restated Notes into the Conversion Shares, the Company is required to seek the approval of its stockholders to (i) increase the number of authorized shares of Common Stock available for issuance under its Certificate of Incorporation, as amended and (ii) issue the Conversion Shares pursuant to AMEX rules as well as to obtain the approval of AMEX to list the Initial Conversion Shares and the Conversion Shares on AMEX. The Company is required to obtain these approvals within one year of the issuance date of the Amended and Restated Notes. In the event that these required approvals are not obtained by that time, then the interest rate on the Amended and Restated Notes will increase to a rate of 15% per annum. If the Initial Conversion Shares and Conversion Shares are not registered under the Registration Rights Agreement by the 15 month anniversary of the issuance date of the Amended and Restated Notes, then the then-current interest rate will increase by a rate of 1% per annum each month thereafter until the Initial Conversion Shares and Conversion Shares are registered, up to the default rate of the lower of 20% per annum or the highest amount permitted by law.

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

The 2006 Notes will mature on June 22, 2010 and bear an interest rate of 5% due at maturity. Both the principal amount and any accrued interest on the Notes are convertible into the Company’s common stock at a rate of $0.33 per share, subject to certain anti-dilution adjustments. The Lenders have the right to convert the 2006 Notes, both principal and accrued interest, into shares of common stock at the rate of $0.33 per share at any time. We have the right to redeem the 2006 Notes in full in cash at any time beginning two years after the date of the Agreement (June 2008). The conversion rate of the 2006 Notes is subject to customary anti-dilution protections, provided that the number of additional shares of common stock issuable as a result of changes to the conversion rate will be capped so that the aggregate number of shares of common stock issuable upon conversion of the 2006 Notes will not exceed 19.99% of the aggregate number of shares of common stock presently issued and outstanding.

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

Table of Content

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

The Company is currently not aware of any current or threatened examination by any jurisdiction. The Company has elected to classify interest and penalties related to unrecognized tax benefits as a component of income tax expense, if applicable. No accrual is required as of September 30, 2007 for interest and penalties.

Note 8 – Subsequent Events

As a subsequent event, we announced on October 15, 2007 that we had executed a letter of intent to acquire Clarity, and subsequently announced on November 13, 2007 that a definitive merger agreement had been reached. We communicated the intent to present the merger and all related elements to our shareholders for approval, as well as the need to obtain certain regulatory approvals.  Please see Note 2 for a discussion on anticipated debt in conjuction with this proposed merger.  The outcome of this process is not guaranteed. We also announced on October 15, 2007 the resignation of our Chief Executive Officer, Mr. John Thode, indicating that Mr. Ralph Pini (Chairman of the Board) would serve as interim CEO while a search for a replacement is conducted. In conjuction with that change, we appointed Dr. George Calhoun interim Chairman of the Board while Mr. Pini serves in the interim CEO role.

Table of Content

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

The wireless telecommunications industry is subject to risks beyond our control that can negatively impact customer capital spending budgets (as occurred during 2003) and/or spending patterns (as occurred during 2004 and to a lesser extent on a quarterly basis after 2004, including the current year). For these and other reasons, our financial statements have been prepared assuming we will continue as a going concern.

From a company-specific view, we have invested in measured infrastructure growth to allow for potentially substantial revenue expansion. This has caused spending to increase from 2004 levels. We believe that we now have the infrastructure largely in place to allow for such potential revenue expansion, and therefore as a general guideline do not expect fixed costs to rise, except for some R&D associated with product initiatives, during the remainder of 2007. We also announced the addition of a new director (Mr. John Owings), and the retirement of another director (Mr. Tom Powers) when his term expired during June 2007, as well as the departure of another director (Dr. Martin Singer) during March 2007. Our Governance Committee has an ongoing program designed to identify and retain qualified external directors on our Board.

Table of Content

During October 2007, we announced that we signed a letter of intent to acquire Clarity. We subsequently announced that a definitive merger agreement had been signed with Clarity during November 2007. We have expressed an interest in broadening our reach and quickly expanding our capabilities in telecommunications handset software, an area in which Clarity excels. We believe a combined entity would be able to accelerate the expansion of our Adaptive Interference Management (“AIM”) platform from the base station (cell tower) into mobile devices and other types of wireless architectures. We view significant synergies in the combination of our product platforms, customer bases, and sales channels.

We also announced on October 15, 2007, the resignation of our Chief Executive Officer, Mr. John Thode, indicating that Mr. Ralph Pini (Chairman of the Board) would serve as interim CEO while a search for a replacement is conducted.  In conjunction with that change, we appointed Dr. George Calhoun interim Chairman of the Board while Mr. Pini serves in the interim CEO role.

We are pursuing digital technologies, evidenced by the deployment of our digital (front end) ANF solution platform during 2006, subsequent extensions of that platform, and our expectation to complete a fully digital ANF platform during 2007 that creates the more descriptive Adaptive Interference Management (“AIM”) product platform. We believe that by producing solutions in digital format, we will extend coverage across additional wireless telecommunications spectrum and technologies as well as start to address new opportunities in the non-cellular market. If we are successful in this effort, we expect to open a much broader addressable market and thus have the opportunity to enjoy substantially larger revenues. Digitizing the ANF platform has already led to a new revenue stream from software, as evidenced by our deferred software-related revenue beginning during the fourth quarter 2006 and growing during 2007. We expect software-related revenue as a percentage of our total revenue to increase over time as we implement our fully digital product platform.

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

Results of Operations

Three Months Ended September 30, 2007 and 2006

Our net sales decreased $4,509,000 or 70%, to $1,924,000 for the three months ended September 30, 2007 from $6,433,000 for the same period in 2006, which we attribute to the timing and magnitude of new customer orders and overall business conditions in North America. Gross margins decreased to 37% from 40% for the same periods, primarily due to the lower volume. Cumulative deferred software revenue, the amount of revenue that will be recognized in future periods related to currently installed equipment and related software, increased to $0.3 million at September 30, 2007. This item did not exist at September 30, 2006. We, along with many in the industry, expected higher levels of customer spending during the second half of 2007, as compared to the first half of 2007, and more comparable with that of the prior year. We, like many similar entities, found sales cycles longer and more difficult during the current period.  Based on our broad market expectations and including the approximately $1 million of product backlog with which we enter the fourth quarter 2007, we expect revenue during the fourth quarter 2007 to be greater that the third quarter 2007.

Cost of sales decreased by $2,629,000, or 68%, to $1,221,000 for the three months ended September 30, 2007 from $3,850,000 for the same period in 2006. The decrease in cost of sales was primarily due to the reduction in sales volume, as gross margin declined from 40% to 37% on reduced sales volume.

Our research and development (“R&D”) expenses increased by $269,000 or 59%, to $721,000 for the three months ended September 30, 2007, from $452,000 for the same period in 2006. This increase was due in part to increased spending associated with the addition of a significant number of products to our RF² and dANF product families, but primarily to the investment we are making in a fully digital ANF product platform. We expect to continue to invest more in R&D during the remainder of 2007 than we did during the comparable period of 2006, likely at a rate similar to the third quarter of 2007, as we expand both our existing product families and develop new products that would be applicable in wireless technologies beyond cellular telecommunications.

Table of Content

    Selling and marketing expenses decreased by $435,000, or 44%, to $554,000 for the three months ended September 30, 2007, from $989,000 for the same period in 2006. The decrease in expense was attributable to higher personnel in this area during 2006 as we had an overlap of personnel when Mr. Wetterling and others joined the Company and their predecessors were here simultaneously, and when we were completing an extensive marketing analysis. Lower sales revenue also contributed to this decrease. We expect selling and marketing expenses to increase during the fourth quarter of 2007 as we look to add new customers and launch new products, particularly the fully digital ANF product platform.

    General and administrative expenses decreased by $90,000, or 8%, to $1,004,000 for the three months ended September 30, 2007, from $1,094,000 for the same period in 2006. This decrease was attributable to a decrease in a number of areas of cost and not any one item in particular. Of the cost components that decreased, favorable trends in the insurance industry were the largest driver of this favorable change. We expect legal, accounting and financial service expenses to increase during the fourth quarter 2007 as result of the proposed Clarity merger

Nine Months Ended September 30, 2007 and 2006

Our net sales decreased $4,905,000, or 44%, to $6,300,000 for the nine months ended September 30, 2007 from $11,205,000 for the same period in 2006, which we attribute to the timing of closing new customer orders and the deferral of certain software-related revenue. Gross margins increased to 42% from 40% for the same periods, primarily due to the benefit of cost reduction activities in product design and materials. Cumulative deferred software revenue, the amount of revenue that will be recognized in future periods related to currently installed equipment and related software, increased to $0.3 million at September 30, 2007. This item did not exist at September 30, 2006. We, along with many in the industry, expected customer spending to increase during the second half of 2007, as compared to the first half of 2007. This was not evident during the third quarter 2007, particularly the North American market, though we expects improvement during the fourth quarter 2007, as compared to the third quarter 2007, in part because of an approximately $1 million in order backlog entering the fourth quarter 2007.

Cost of sales decreased by $3,106,000, or 46%, to $3,633,000 for the nine months ended September 30, 2007 from $6,739,000 for the same period in 2006. The decrease in cost of sales was due to the reduction in revenue, above.

Our R&D expenses increased by $614,000 or 44%, to $2,004,000 for the nine months ended September 30, 2007, from $1,390,000 for the same period in 2006. This increase was due to increased spending associated with the addition of a significant number of products to our RF² and dANF product families, but primarily to the investment we are making in a fully digital ANF product platform. We expect to continue to invest more in R&D during the remainder of 2007 than we did during the comparable period of 2006, likely at a rate similar to this second quarter 2007, as we expand both our existing product families and develop new products that would be applicable in wireless technologies beyond cellular telecommunications.

Selling and marketing expenses decreased by $663,000, or 27%, to $1,809,000 for the nine months ended September 30, 2007, from $2,472,000 for the same period in 2006. The decrease in expense was attributable to higher personnel in this area during 2006 as we had an overlap of personnel when Mr. Wetterling (EVP Sales) and others joined the Company and their predecessors were here simultaneously, and when we were completing an extensive marketing analysis. We expect selling and marketing expenses to increase during the fourth quarter 2007, as compared to the third quarter 2007 as we look to add new customers and launch new products, particularly the fully digital ANF product platform.

General and administrative expenses increased by $32,000 or 1%, to $3,185,000 for the nine months ended September 30, 2007, from $3,153,000 for the same period in 2006. This increase reflects overall cost controls and not any single line item. We expect legal, accounting  and financial expenses to increase during the fourth quarter 2007 as a result of the proposed acquisition of Clarity.

Table of Content

Liquidity and Capital Resources

As of September 30, 2007, the Company’s cash and cash equivalents were $2.8 million, a decrease of $0.1 million from the balance at December 31, 2006 of $2.9 million.

During the nine months of 2007, the Company utilized approximately $4.2 million in cash from the realization of receivables and inventory, net of additions, and paid out approximately $1.1 million in cash toward the reduction in accrued expenses, net of additions. The remainder was the approximately $3.0 million of business expenses incurred during the period.

The continuing development of, and expansion in, sales of our product lines, the proposed transaction with Clarity and any other potential merger and acquisition activity, as well as any required defense of our intellectual property, will require a commitment of funds to undertake product line development and to market and sell our RF products. The actual amount of our future funding requirements will depend on many factors, including: the amount and timing of future revenues, the level of product marketing and sales efforts to support our commercialization plans, the magnitude of our research and product development programs, our ability to improve or maintain product margins, and the costs involved in protecting our patents or other intellectual property.

To date, we have financed our operations primarily through public and private equity and debt financings. Additional capital will be required as part of the costs anticipated with the proposed acquisition of Clarity, and potentially to support working capital requirements. As a condition to closing the proposed acquisition of Clarity, we will be required to obtain $1.5 million in financing to fund the initial operations of the combined entity, which we expect to obtain through one of our existing lenders and on terms substantially similar to our current debt arrangements. Until recently, more than $11 million had been due in August 2007. However, on June 26, 2007, the Company and its lenders, Manchester Securities Corporation ("Manchester") and Alexander Finance, L.P. ("Alexander" and together with Manchester, the "Lenders"), including their affiliates, entered into a restructuring of the Company’s line of credit arrangements as more fully described in Notes 5 and 6 herein.

Contractual Obligations, Commitments, and Off Balance Sheet Arrangements

The following table lists the contractual obligations and commitments that existed as of September 30, 2007:

Contractual Obligations	Payments Due by Period
		Less than 1			More than
Year	Total	Year	1-3 Years	3-5 Years	5 Years
Long Term Debt Obligations	$17,837,000	$-	$17,837,000	$-	$-
Operating Lease Obligations	$1,509,000	$204,000	$417,000	$434,000	$454,000
Total	$19,346,000	$204,000	$18,254,000	$434,000	$454,000

 Long term debt obligations include the June 2007 restructuring event as described in Note 6.

Table of Content

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We do not have any material market risk sensitive instruments.

Item 4. Controls and Procedures.

(a)
An evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2007. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms.

(b)
There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of such controls that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Table of Content
PART II. OTHER INFORMATION

Item 1A. Risk Factors.

We have updated certain risk factors as disclosed in our Form 10-K for the fiscal year ended December 31, 2006. The complete list of risk factors are disclosed in our Form 10-K for the fiscal year ended December 31, 2006.

Risks of future acquisitions

In the future, we may pursue acquisitions to obtain products, services and technologies that we believe would complement or enhance our current product or services offerings. On November 13, 2007, we announced the signing of a definitive merger agreement to acquire Clarity Communication Systems Inc.  There is no assurance that the proposed merger will be consummated, and if the proposed merger is consummated, there is no assurance that we will be able to successfully integrate the Clarity business.  At the present time, no other definitive agreements or similar arrangements exist with respect to any other acquisition. An acquisition, such as the merger with Clarity, may not produce the revenue, earnings or business synergies as anticipated and may attach significant unforeseen liabilities, and an acquired product, service or technology might not perform as expected. Our management could spend a significant amount of time and effort in identifying and completing the acquisition and may be distracted from the operations of the business. In addition, management would probably have to devote a significant amount of resources toward integrating the acquired business with the existing business, and that integration may not be successful.  The process is resource intensive, both in time and financial resources, and thus incorporates a cost to the company.

The merger is subject to conditions to closing that could result in the merger being delayed or not consummated, which could negatively our stock price and future business and operations
The merger is subject to conditions to closing as set forth in the merger agreement, including obtaining the approval of our stockholders. If any of the conditions to the merger are not satisfied or, where permissible, not waived, the merger will not be consummated. Failure to consummate the merger could negatively impact our stock price, future business and operations, and financial condition. Any delay in the consummation of the merger or any uncertainty about the consummation of the merger may adversely affect the future business, growth, revenue and results of operations of our company or the combined company.
Failure to complete the merger could negatively impact the market price of our common stock and our future business and financial results.
If the merger is not completed for any reason, our ongoing business may be adversely affected and will be subject to a number of risks, including:

•	the market price of our common stock might decline to the extent that the current market price reflects a market assumption that the merger will be completed; and

•	our unreimbursed costs incurred related to the merger must be paid even if the merger is not completed.

If we fail to obtain necessary funds for our operations, we may be unable to maintain or improve on our technology position and unable to develop and commercialize our products

To date, we have financed our operations primarily through public and private equity and debt financings, and most recently through several financings with affiliates of our two largest shareholders. As a condition to closing the proposed acquisition of Clarity, we will be required to obtain $1.5 million in financing to fund the initial operations of the combined entity, which we expect to obtain through one of our existing lenders and on terms substantially similar to our current debt arrangements.  Additionally, we may have additional working capital requirements that may require additional financial resources. As such, we will require additional capital. We intend to look into augmenting our existing capital position by continuing to evaluate potential short-term and long-term sources of capital whether from debt, equity, hybrid, or other methods. The primary covenant in our existing debt arrangement involves the right of the lenders to receive debt repayment from the proceeds of new financing activities. This covenant may restrict our ability to obtain new sources of financing and/or to apply the proceeds of a financing event toward operations until the debt is repaid in full.

Table of Content
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

The actual amount of future funding requirements will depend on many factors, including: the amount and timing of future revenues, the level of product marketing and sales efforts to support our commercialization plans, the magnitude of research and product development programs, the ability to improve or maintain product margins, the completion of the proposed merger with Clarity, Clarity’s successful integration into our business as well as any other merger and acquisition activity, and the costs involved in protecting patents or other intellectual property.

Management of our growth

Growth may cause a significant strain on our management, operational, financial and other resources. The ability to manage growth effectively may require us to implement and improve our operational, financial, manufacturing and management information systems and expand, train, manage and motivate employees. These demands may require the addition of new management personnel and the development of additional expertise by management. Any increase in resources devoted to product development and marketing and sales efforts could have an adverse effect on financial performance in future fiscal quarters. If we were to receive substantial orders, we may have to expand current facilities, which could cause an additional strain on our management personnel and development resources. The failure of the management team to effectively manage growth could have a material adverse effect on our business, operating results and financial condition.  In addition, the proposed acquisition of Clarity will require substantial attention and resources in order to integrate Clarity’s operations into our business.

Risk of dilution

If stockholders approve the issuances of common stock pursuant to the proposed merger with Clarity and in connection with our June 2007 debt restructuring, and if we issue the full number of shares issuable pursuant to these two transactions, we will be issuing up to 40 million additional shares of common stock, or approximately 20% of the total number of shares currently outstanding as October 30, 2007.  As a result, these issuances will be dilutive to existing stockholders and may have an adverse effect on the market value of our common stock.

Retention of Key Personnel

Our success depends on our ability to attract and retain the appropriate personnel needed to operate our business.  We have announced the departure of our CEO during October 2007 and subsequent search process employed for a new CEO, with Mr. Ralph Pini, who had been Chairman of the Board until this change, serving as interim CEO on a temporary basis.  Our success depends, in part, on finding an appropriate person to fill this necessary role within our Company.

Additionally, the value of the Clarity acquisition to our shareholders rests in large part on the continuity of the key personnel within the Clarity organization.  While we believe we have devised appropriate incentives to retain Clarity’s employees, there can be no guarantee that they will choose to remain with the Company after the merger completes, should it complete, which may have an adverse impact on our operations and financial condition.

Item 5 – Other Information

On June 26, 2007, we filed a Current Report on Form 8-K (the “8-K”) to report the restructuring of our outstanding debt.  The amendment to the loan documents, the amended and restated notes, and the registration rights agreement referenced in the 8-K are being filed as exhibits to this Quarterly Report on Form 10-Q.

Table of Content

Item 6. Exhibits

Exhibits: A list of exhibits is set forth in the Exhibit Index found on page 19 of this report.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1
Amendment to Loan Documents dated June 26, 2007 between ISCO International, Inc., Manchester Securities Corporation, Alexander Finance, L.P., ISCO International, Inc. , Spectral Solutions, Inc. and Illinois Superconductor Corporation

10.2	Amended and Restated 7% Senior Secured Convertible Note by and between ISCO International, Inc. and Manchester Securities Corporation, dated June 26, 2007, in the amount of $2,520,441.39

10.3	Amended and Restated 7% Senior Secured Convertible Note by and between ISCO International, Inc. and Manchester Securities Corporation, dated June 26, 2007, in the amount of $1,522,687.06

10.4	Amended and Restated 7% Senior Secured Convertible Note by and between ISCO International, Inc. and Manchester Securities Corporation, dated June 26, 2007, in the amount of $147,240.00

10.5	Amended and Restated 7% Senior Secured Convertible Note by and between ISCO International, Inc. and Manchester Securities Corporation, dated June 26, 2007, in the amount of $1,121,625.00

10.6	Amended and Restated 7% Senior Secured Convertible Note by and between ISCO International, Inc. and Alexander Finance, LLC, dated June 26, 2007, in the amount of $1,622,405.00

10.7	Amended and Restated 7% Senior Secured Convertible Note by and between ISCO International, Inc. and Alexander Finance, LLC, dated June 26, 2007, in the amount of $1,314,300.00

10.8	Amended and Restated 7% Senior Secured Convertible Note by and between ISCO International, Inc. and Alexander Finance, LLC, dated June 26, 2007, in the amount of $1,375,000.00

10.9	Amended and Restated 7% Senior Secured Convertible Note by and between ISCO International, Inc. and Alexander Finance, LLC, dated June 26, 2007, in the amount of $550,000.00

10.10	Registration Rights Agreement dated June 26, 2007, by and among ISCO International, Inc., Manchester Securities Corp. and Alexander Finance, L.P.

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Table of Content

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of November 2007.

ISCO International, Inc.

By:	/s/ Ralph Pini Ralph Pini Interim Chief Executive Officer (Principal Executive Officer)

By:	/s/ Frank Cesario Frank Cesario Chief Financial Officer (Principal Financial and Accounting Officer)