Form 10-K
ISCO INTERNATIONAL INC
filed 2008-03-28
CIK 888693

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

FORM 10-K
  (Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the fiscal year ended December 31, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this on Form 10-K or any amendment to this on Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of  “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated file 	Accelerated filer 
Non-accelerated file  (do not check if a Smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐     No   ☒

As of June 30, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $20 million based on the last sale price of the common stock on such date as reported on the American Stock Exchange. This calculation excludes more than 90 million shares held by directors, executive officers, and two holders of more than 10% of the registrant’s common stock.

As of March 1, 2008, there were approximately 222 million shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
As stated in Part III of this Annual Report on Form 10-K, portions of the registrant’s definitive proxy statement for the registrant’s 2008 Annual Meeting of Stockholders, expected to be held during June 2008, are incorporated by reference in Part III of this Annual Report on Form 10-K.

ISCO INTERNATIONAL, INC.

ANNUAL REPORT ON FORM 10-K FOR
THE YEAR ENDED DECEMBER 31, 2007

i

FORWARD- LOOKING STATEMENTS

Because we want to provide investors with more meaningful and useful information, this Annual Report on Form 10-K (“Form 10-K”) contains, and incorporates by reference, certain forward-looking statements that reflect our current expectations regarding its future results of operations, performance and achievements. We have tried, wherever possible, to identify these forward-looking statements by using words such as “anticipates,” “believes,” “estimates,” “expects,” “designs,” “plans,” “intends,” “looks,” “may,” and similar expressions. These statements reflect our current beliefs and are based on information currently available to us. Accordingly, these statements are subject to certain risks, uncertainties and contingencies, including the factors set forth under Item 1A, Risk Factors, which could cause our actual results, performance or achievements for 2008 and beyond to differ materially from those expressed in, or implied by, any of these statements. You should not place undue reliance on any forward-looking statements. Except as otherwise required by federal securities laws, we undertake no obligation to release publicly the results of any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect the occurrence of unanticipated events.

PART I

Item 1. Business

HISTORY

We were founded in 1989 by ARCH Development Corporation, an affiliate of the University of Chicago, to commercialize superconductor technologies initially developed by Argonne National Laboratory. We were incorporated as Illinois Superconductor Corporation in Illinois on October 18, 1989 and reincorporated in Delaware on September 24, 1993. In 2001, we shifted our focus from solely a superconductive filter (high-temperature superconductor product line referred to as “HTS”) provider to a customer-driven provider of more specialized Radio Frequency (“RF”) management solutions, with a particular focus on interference management, changing our name to ISCO International, Inc. We continue to broaden our solutions with an increasingly comprehensive approach toward optimization of the full radio link of a number of diverse wireless networks. Our facilities and principal executive offices are located at 1001 Cambridge Drive, Elk Grove Village, Illinois 60007 and our telephone number is (847) 391-9400. We maintain a website at http://www.iscointl.com . The information contained therein is not incorporated into this annual report.

On January 3, 2008, we completed the acquisition of Clarity Communication Systems Inc., a private company based in Aurora, IL (“Clarity”) pursuant to our Agreement and Plan of Merger (the “Merger Agreement”).  Clarity is now a wholly-owned subsidiary of our Company.  Clarity provides value added mobile device applications, including a proprietary combination of Push-To-Talk and Location-Based Services called Where2Talk.  We reference the acquisition of Clarity as a further step in our evolution toward providing value added applications via software, but Clarity was not part of ISCO during the fiscal year ended December 31, 2007 and therefore Clarity’s financial results are not reflected in the financial statements included in this annual report except as described in Note 14 – Subsequent Events, or otherwise as clearly indicated.  Clarity maintains a website at http://www.claritycsi.com.  The information contained therein also is not incorporated into this annual report.

BUSINESS STRATEGY

Our strategic goal is to become the leading supplier of RF management solutions and other value-added functionality to wireless operators. We seek to accomplish our goal by:

•	Marketing our products aggressively to leading wireless operators;

•	Providing customers comprehensive radio link management infrastructure-based solutions for wireless networks;

•	Continuing to build on our strong intellectual property position selectively, emphasizing speed to market; and

•	Outsourcing product manufacturing and reducing product cost.

We focus on winning the support of the world’s leading wireless operators for our RF management solutions. We believe that our AIM (Adaptive Interference Management) and RF² (Radio Frequency Fidelity) product families, as well as professional service support and other products, make us a preeminent RF management specialist in the market. We have taken steps to expand into a digital delivery platform for our AIM technologies, evolving what was once an analog platform Adaptive Notch Filter (ANF) to a partially digital version to a fully digital solution, and expect this trend to continue. We believe that the ability to solve interference problems using the delivery size, capabilities and cost benefits of a digital platform will greatly enhance our addressable market within the field of wireless telecommunications.  We currently outsource production of our products. We believe that this model will allow us to maintain or achieve targeted product gross margins, minimize capital needs while reducing product costs, and maintain a very high quality level. We also believe that offering the lowest product cost will further strengthen our ability to achieve our strategic objectives.

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

We believe the proliferation of wireless devices and high data rate services will exacerbate the amount of interference bombarding carriers’ operating frequencies. Conventional cellular base station equipment does not effectively cope with interference issues. More importantly, the wireless telecommunications industry is undergoing significant transformation as it attempts to integrate existing infrastructure and technologies with newer 3G equipment. Additionally, recent merger activity is forcing merged companies to integrate disparate technology platforms, sometimes using two and three different architectures in the same site in order to handle planned traffic. We believe this trend will continue. Our products are designed to address this expanding market need.

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

Target Market

We believe demand for our products will be primarily driven by the following factors:

1. Existing networks are straining under heavy traffic. According to many sources, the annual growth rate in wireless telecommunications remains substantial on many fronts. Roughly one billion handsets are sold annually, worldwide, and the variety of devices, networks and applications continues to expand.

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

TECHNOLOGY OVERVIEW

Our core expertise is the application of technology and experience to RF systems, and we are beginning to implement RF solutions utilizing digital technologies. The components in the receiver front-end are designed to acquire the desired information-bearing signal and pass it through to the digital portion of the system, where it is processed digitally and the user information is extracted. Typically, a portion of the signal is lost as it passes through the RF components. Further, undesired interference (in band and out of band) also leaks into the system due to imperfections in the characteristics of the RF devices.

The use of our solutions for wireless RF systems is based on creating RF systems which block or mitigate the impact of interference, optimize signal processing within the radio path while introducing very little signal loss or degradation.

Our two current primary product families are: (i) Adaptive Interference Management (AIM), including our Adaptive Notch Filter (ANF ™) technology, dynamically and adaptively identifying and eliminating direct in-band interference in the radio link of a wide-band system such as CDMA or UMTS; (ii) Radio Link Radio Frequency Fidelity (RF² ™), which includes ultra linear low-noise amplifier receivers, multi-couplers, filters and duplexers that enable full and integrated upgrades of legacy systems to 3G technologies resulting in a significant overall improvement in system performance, such as both a reduction in dropped calls and increased data throughput. These products are designed for efficient production, emphasizing solid-state electronics over mechanical devices with moving parts.

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

The basic RF² product is a radio link solution designed and priced for network-wide deployment, improving system coverage integrity, in-building penetration, and voice/data capacity. This leads to improvement in wireless user perception of quality by reducing failed connection attempts and dropped calls, and improving handset battery life.

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

Adaptive Interference Management (“AIM” which is based on the Adaptive Notch Filter, ANF, platform)

Our patented AIM platform identifies and suppresses in-band interference in the radio link of a wide-band system such as CDMA or UMTS. If interference is not eliminated, the radio link of the system may be reduced, possibly to the point of not allowing any calls on the entire channel. The AIM solution continuously monitors the power spectral density across the carriers (channels) in use and identifies narrow-band interference. The severity of multiple in-band interferers is prioritized, and through software control, the AIM solution dynamically inserts a highly selective filter to eliminate multiple interferers with minimal impact on the desired broadband signal. The objective of the AIM system is for operators to realize significant gains in performance in coverage, capacity and data throughput. An entire network of AIM hardware can be managed via the web-based management software that supports the hardware. We believe our patented AIM technology is the only in-band dynamically controlled interference management solution commercially available to the marketplace today.

Our products, including projected expansions and improvements of product lines, are focused on CDMA and other wide-band spread spectrum systems (W-CDMA), including, for example, upgrades of GSM systems to UMTS and similar 3G technology. During 2006 we launched our first ANF solution that protects PCS (1900 MHz). We expanded this and other ANF platforms with a digital front end and modular design for easy adaptation to customer requirements. This new platform has significantly expanded our addressable market and will also serve as an enabler to a larger suite of dynamically adaptable RF multiplexer solutions.

We have also developed a network-wide, web-based network management tool (web monitor), allowing our customers to perform management functions for all AIM units throughout the system. This tool with a graphical user interface allows the service provider to control, configure, and monitor the AIM units remotely from the network management center. This includes:

•	Remote configuration of parameters within all AIM units;

•	Remote monitoring of alarm status for all AIM units;

•	Observation of interference and notch activity from all AIM units; and

•	The ability to view on-line event data and reports based on measured performance data.

We have industry leading expertise in the optimization of networks. To facilitate rapid penetration of AIM, we offer professional services to the service providers’ engineering teams to identify and quantify interference, and, its effects on network performance. We have developed several custom software and hardware tools to perform interference analysis and interference audit. iSMART (Interference from System Metric Analysis Rules Tool) is a software tool that enables a service provider to identify potential AIM candidate sectors/cell sites by analyzing the system performance metrics data generated in their network. Automated Test Equipment, ANF-on-wheels and AIM Web Monitor is a software/hardware system that allows us to perform interference audits at cell sites of service providers regardless of the frequency band of operation. This service helps quantify interference and identify new markets (frequency bands) with high interference.

We recently added a digital front-end to our AIM products, and then extended into a fully digital version for 2008.  We believe a fully digital AIM solution would integrate well into operator plans and provide the economics to allow far greater penetration into customer networks, as well as access to wireless applications outside of traditional cellular (e.g., WiFi and WiMax architectures), as well as mobile devices such as handsets.

AIM competition

We believe our patented AIM technology is the only in-band dynamically controlled interference management solution commercially available to the marketplace today. We hold proprietary technology on AIM, particularly the underlying ANF platform. We do, however, face competition as described below.

Direct Competition — After-Market Vendors

Fixed-frequency notch filters are the main form of direct competition. However, these will only work in a static interference environment, and hence do not satisfy the need for dynamic interference detection and elimination as observed in a vast majority of in-band interference scenarios. Smart antennas were also developed with the intent of in-band interference mitigation. However, we believe these solutions have limited applicability and effectiveness in eliminating in-band interference, particularly in a CDMA-based network, and are typically substantially more expensive (in addition to being less effective) than our AIM solution.  We have also seen startup companies attempt to provide somewhat similar types of solutions in the wireless space.  Typically these entities have little or no revenue and often are focused on beginning in the OEM channel, a path to market we believe is difficult prior to making the case for the solution with the end customer operator.

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

Indirect Competition — OEMs

Indirect competition does not directly address the problem of in-band interference, but could be viewed as a method for circumventing the problem. Examples include adding a carrier (channel) to a cell site (to increase capacity), cell splitting, or even adding an entirely new base station. These methods seek to overcome the effects of the interference by a brute force of added capacity and higher signal-to-noise in a problematic location. However, we believe these solutions to be relatively costly and do not guarantee adequate increased performance due to absolute limiting effects of in-band interference in certain situations.

Indirect Competition — After-Market Vendors

Other forms of indirect competition include repeaters and TMA’s. As with the OEM-based solutions, we do not believe these directly address the problem of in-band interference. There are several entities attempting to develop and market digital solutions that address part of the problem that our AIM solutions address, but we believe they operate in a very different fashion and will not achieve the same benefits. Additionally, they are typically entities without significant current revenue streams or operator access. We have the benefit of an existing customer base and the ability to work with our customers in tightly matching next generation solutions with their needs.

Product Benefits

Our products are designed to address the high performance RF needs of domestic and international commercial wireless telecommunication systems by providing the following advantages:

Enable Deployment of Data Networks. Beginning in 2005, our solutions have been utilized with data network deployments. These deployments require upgrades and changes to existing infrastructure. Our products have proven effective in helping customers in this area. It is generally expected that data networks will continue to be widely deployed both in the United States and internationally.

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

CLARITY BUSINESS

History

Clarity was founded in 1998 by its former President and Chief Executive Officer, James Fuentes.  Mr. Fuentes acquired licenses to technology assets from Lucent Technologies (now Alcatel-Lucent Technologies) and built a company on providing highly effective, low cost handset applications for mobile devices in the wireless telecommunications sector.  Building on success in creating over the air functionality applications for mobile devices, Clarity leveraged its proprietary product and development methodologies into new applications, including Push-To-Talk (PTT) and Location-Based Services (LBS).  Today Clarity offers a unique product that combines both technologies into a single application – Where2Talk.  Clarity’s facilities are located at 2640 White Oak Circle, Aurora, IL 60502.  The website is http://www.claritycsi.com ..  The information contained therein is not incorporated into this report.

Business Strategy and Technology Summary

Our strategic goal is to become a leader in creating mobile device applications for the wireless telecommunications industry.  We have platform assets in the very young fields of PTT and LBS, but the core competency lies in the methodology for developing and delivering applications in this environment.  The Clarity Application Server Suite (CLASS) is a product foundation of both hardware and middleware for developing high availability applications that meet the exacting standards of the telecommunications industry.  CLASS offers a reusable platform for many of the elements of a completed product.  In addition, the Rapid Application Deployment in Client Languages (RADiCL) is a foundation for mobile device applications themselves.  This open architecture supports third party plug-in applications as needed in the development process, and isolates device hardware from the execution environment, thus enabling more rapid application development and easier porting between devices.

We expect to leverage these design assets to quickly allow for new application development, and thus able to quickly adapt to changing technologies, environments, and customer requirements.  We believe that it can deliver highly valuable solutions to both OEMs and operators.

As our Clarity business primarily sells software (excluding very limited hardware support in the form of preconfigured network servers as needed), we have little current need for extensive manufacturing capabilities.  Instead, our Clarity products are preloaded on handsets or provided via download.  As such, the Clarity business does not typically carry any meaningful amount of inventory, nor has the business been forced to invest in significant manufacturing assets.

Industry Demands and Clarity Solutions

The demand for faster, more robust applications within mobile devices has been growing substantially, and is expected to continue for the foreseeable future.  Mobile devices offer tremendous convenience in delivering value added applications.  The number of mobile devices shipped annually has been quoted by industry experts to exceed one billion units per year, and the growth of various technologies for delivering services to such devices (traditional wireless such as cellular and including next generation data application architectures such as WCDMA, WiFi, WiMax, and others) has created a very large and dynamic industry.

With the proliferation of data applications, consumers grow increasingly reliant on their mobile devices for a variety of tasks.  From child protection to fleet tracking, LBS services can improve our lives, safety and efficiency.  We therefore offer the Whereabouts application, which allows real time tracking of devices that are set up on the system.  Until now, customers have been forced to choose between carrying around an additional GPS (global positioning system) device and paying an additional cost or accepting limited features being offered through less robust offerings.  Today we offer the capability of using the GPS device imbedded in the mobile device with the connection and reporting tools already imbedded in that device as an optional service.  We believe this convenience will provide substantial value to customers.

Despite Nextel’s previous success (Nextel is now part of Sprint) with respect to PTT features, the market has been slow to provide substantial PTT features through mobile devices in any scale.  We believe that a limitation of deploying PTT more broadly is less an issue of competition among rival companies offering PTT applications than an issue of operator acceptance and end user demand, particularly a concern about potential costs to overall operator networks.  In response to our perception that end user demand is unsatisfied, we offer the InTouch solution.   The InTouch platform interfaces with the existing packet data network, without requiring a costly overhaul, and thus allows PTT to be added at little cost and with limited maintenance requirements.

We realized that the combination of these technologies might be precisely what the market wanted, creating the Where2Talk platform.  Combining PTT and LBS technologies, Where2Talk allows for a geographically-based call to be conducted from the handset.  This feature allows a person at a console to locate emergency workers in the vicinity of an event using advanced mapping technologies, which then can be quickly connected and organized.  The initial deployment of this solution is expected to occur during the second quarter 2008 with the Department of Homeland Security (“DHS”), and we believe this feature has significant application throughout the field of public safety as well as in commercial applications.

Competitive Landscape and Barriers

Push-to-Talk (PTT)

Nextel (now Sprint) proved value in providing PTT to consumers, and the basic technology is broadly available.  However, relatively few PTT applications are currently offered to consumers.  We view the primary limitation in providing PTT to consumers is from the network operators themselves who would have to support such a system.  We offer a solution to this problem by providing a fully hosted service, in which we maintain the network servers required for the applications to function and connect to the mobile devices using VOIP (voice over internet protocol).  Larger operators may choose not to allow applications outside of their immediate control and thus may not enable PTT features via this hosted approach.

Location-Based Services (LBS)

The primary suppliers of LBS services are specific devices that are used within the vehicle to provide real time LBS applications (such as maps, directions, and fleet tracking).  There have recently been increases in limited mobile device applications offering some form of LBS-based features, but the industry remains relatively young.  The primary barrier to providing LBS applications on a mobile device is to prove a need for the application and then prove that the application will not otherwise interfere with the network or device.  This can be a time-consuming process, particularly for a small company.

Combined Solution

We do not believe there are significant combinations of the LBS and PTT technologies in the market today.  DHS indicated that it selected Clarity for its 2008 trial because DHS could not find another solution in the marketplace that offered this combination of technologies in a single platform.  Proving a new technology to the wireless telecommunications industry can be a very long process that may never succeed, particularly for a small company.  We believe that we need to parlay success from early adopters and look for opportunities to partner with other entities to maximize the opportunity for this type of platform to be adopted.

COMPANY HIGHLIGHTS

Sales and Marketing

We (ISCO) have historically focused our sales and marketing effort on U.S. wireless service providers for retrofit applications. To date, we have sold our products to many of the largest cellular operators in the United States as well as to mid-size and smaller U.S. wireless operators.  Going forward, we expect to continue to serve this customer base but look to aggressively expand our customer base internationally.

We look to expand with international customers, marketing both our existing products and presenting the benefits of our interference-management technology in the design and early stage deployments of new systems. Targeted regions have included India, China and other parts of the Far East as well as several countries within Latin America and Europe. We have engaged professional representatives in these areas to facilitate entry into the markets and follow-on services. Such representatives typically help by providing customer contacts and relationships, in marketing, field support, and distribution.  Recently we have joined with a large telecom equipment supplier in India by bidding in a joint project in that country.

Sales to three customers accounted for 99% and 98%of our total revenues for 2007 and 2006, respectively. During both 2007 and 2006 the top three customers were Verizon Wireless, Alltel Corporation, and Bluegrass Cellular Corporation, respectively. In addition, a significant amount of our technical and managerial resources have been focused on working with these and a limited number of other operators and OEMs.

With respect to Clarity, it has traditionally focused its efforts on the needs of the OEM channel, but during 2007 has expanded into broadening its customer base.  Examples of this expansion include providing hosted PTT solutions to several small operators, as well as the enterprise and public safety markets served by W2T and network access benefits. Clarity similarly has significant customer concentration, with nearly 100% of 2006 revenues coming from Alcatel-Lucent Technologies, Autodesk, and Lockheed Martin.  Alcatel-Lucent Technologies, Autodesk, and the City of Chicago were the top three customers for 2007, contributing approximately 93% of revenue for the year.

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

Our total R&D expenses during 2007 and 2006 were approximately $2,802,000 and $2,012,000, respectively.  These expenses do not include any Clarity R&D expenses.

Intellectual Property and Patents

We regard certain elements of our product design, fabrication technology and manufacturing process as proprietary and protect our rights in them through a combination of patents, trade secrets and non-disclosure agreements. We also have obtained exclusive and non-exclusive licenses for technology developed with or by our research partners, which have included Argonne National Laboratory, Northwestern University and Alcatel-Lucent Technologies. We believe that our success will depend in part upon the protection of our proprietary information, our patents and licenses of key technologies from third parties, and our ability to operate without infringing on the proprietary rights of others.

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

Patents

We have applied for patents for inventions developed internally and acquired patents, through assignment of a license from the Canadian government, in connection with the purchase of the Adaptive Notch Filtering business unit of Lockheed Martin Canada. One of our patents is jointly owned with Alcatel-Lucent Technologies. Furthermore, we expect to pursue foreign patent rights on certain inventions and technologies critical to our products, and expand our portfolio of patents and other intellectual property related to the Clarity acquisition. Please refer to Note 2 of our Financial Statements for a discussion of patent useful lives and amortization.

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

We may use certain hazardous materials in our research, development and any manufacturing operations. As a result, we may be subject to stringent federal, state and local regulations governing the storage, use and disposal of such materials. It is possible that current or future laws and regulations could require us to make substantial expenditures for preventive or remedial action, reduction of chemical exposure, or waste treatment or disposal. We believe we are in material compliance with all environmental regulations and to date we have not had to incur significant expenditures for preventive or remedial action with respect to the use of hazardous materials, nor do we have reason to believe that we should expect to incur such costs in the future.

Employees

As of January 1, 2008, we had a total of 35 employees, 9 of whom hold advanced degrees. Of the employees, 5 are engaged in manufacturing and production, 15 are engaged in research, development and engineering, 9 are engaged in marketing and sales, and 6 are engaged in finance and administration. We also periodically employ other consultants and independent contractors on as as-needed basis. None of our employees are covered by a collective bargaining agreement. We believe that our relationship with our employees is good.

Following the acquisition of Clarity, we had a total of 73 total employees.  Of these, approximately 5 are engaged in manufacturing and production, 46 in research, development and engineering, 13 in marketing and sales, and 9 in finance and administration.  Similarly, none of this larger employee set is covered by a collective bargaining agreement and we believe our relationship is good.

Item 1A. Risk Factors

The following factors, in addition to other information contained herein, should be considered carefully in evaluating us and our business.

RISKS RELATED TO THE OPERATIONS AND FINANCING OF THE COMPANY

We have a history of losses that raises doubts about our ability to continue as a going concern

We were founded in October 1989 and through 1996 we were engaged principally in research and development, product testing, manufacturing, marketing and sales activities. Since 1996, we have been actively selling products to the marketplace and we continue to develop new products for sale. We have incurred net losses since inception. As of December 31, 2007, our accumulated deficit was approximately $171 million. We have only recently begun to generate revenues from the sale of our AIM (ANF) and RF² products, having sold more in the past two years than in the fourteen years of company history prior to 2005. Although we showed a substantial improvement in revenues during the past three years as compared with all prior years of the Company’s history, and we have indicated the expectation of continued improvement prospectively, it is nonetheless possible that we may continue to experience net losses, such as the loss incurred during 2007, and cannot be certain if or when we will become profitable.  Additionally, we acquired Clarity Communication Systems Inc. (Clarity) during January 2008.  While we believe this acquisition will bring additional revenues and substantial synergies, this combination also adds costs to the organization.  As a standalone entity, Clarity posted consistent profits until 2007, when it began to change its sales model, and suffered a substantial loss (approximately $3 million).

These conditions raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments relating to the recoverability of reported assets or liabilities should we be unable to continue as a going concern.

If we fail to obtain necessary funds for our operations, we may be unable to maintain or improve on our technology position and unable to develop and commercialize our products

To date, we have financed our operations primarily through public and private equity and debt financings, and most recently through several financings with affiliates of our two largest shareholders. Our roughly $16 million in debt is held by our two largest shareholders, including affiliates, and is due in 2009 and 2010. The ability to either repay or refinance our debt, and to maintain adequate working capital, is necessary for us to continue as a going concern. Additionally, we project increases in working capital requirements in order to pursue significant business opportunities during 2008 and beyond, and also expect to spend additional financial resources in the expansion of our business and product offering. As such, we will require additional capital during 2008. We intend to look into augmenting our existing capital position by continuing to evaluate potential short-term and long-term sources of capital whether from debt, equity, hybrid, or other methods. The primary covenant in our existing debt arrangement involves the right of the lenders to receive debt repayment from the proceeds of new financing activities. This covenant may restrict our ability to obtain new sources of financing and/or to apply the proceeds of a financing event toward operations until the debt is repaid in full.  In addition, in connection with the acquisition of Clarity and related closing costs, we borrowed an additional $1.5 million from one of these lenders during January 2008.

Our continued existence is therefore dependent upon our continued ability to raise funds through the issuance of our equity securities or borrowings.  Our plans in this regard are to obtain other debt and equity financing until such time as profitable operation and positive cash flow are achieved and maintained.  Although we believe, based on the fact that we have raised funds through sales of common stock and from borrowings over the past several years, that we will be able to secure suitable additional financing for our operations, there can be no guarantee that such financing will continue to be available on reasonable terms, or at all. The actual amount of future funding requirements will depend on many factors, including: the amount and timing of future revenues, the level of product marketing and sales efforts to support our commercialization plans, our expansion of our international operations, the magnitude of research and product development programs, the ability to improve or maintain product margins, the successful integration into our business as well as any other merger and acquisition activity, and the costs involved in protecting patents or other intellectual property.

Risks involved in acquisitions, including the risk that we may not successfully integrate the Clarity business or realize the anticipated benefits from the merger, which could adversely affect our business, financial condition and results of operations

In the future, we may pursue acquisitions to obtain products, services and technologies that we believe would complement or enhance our current product or services offerings, such as the recent acquisition of Clarity.  There is no assurance that we will be able to successfully integrate the Clarity business, or any future acquired business, into our own.  At the present time, no other definitive agreements or similar arrangements exist with respect to any other acquisition.  An acquisition, such as the merger with Clarity, may not produce the revenue, earnings or business synergies as anticipated and may attach significant unforeseen liabilities, and an acquired product, service or technology might not perform as expected.  Our management could spend a significant amount of time and effort in identifying and completing the acquisition and may be distracted from the operations of the business.  In addition, management would probably have to devote a significant amount of resources toward integrating the acquired business with the existing business, and that integration may not be successful.  The process is resource intensive, both in time and financial resources, and thus incorporates a cost to the company.

Failure to attract and retain key personnel could have a material adverse effect on our business

Our success depends on our ability to attract and retain the appropriate personnel needed to operate our business.   During March 2008, we announced the appointment of Gordon Reichard, Jr. as our new Chief Executive Officer.  Additionally, the value of the Clarity acquisition to our stockholders rests in large part on the continuity of the key personnel from the former Clarity organization remaining with us.  While we believe we have devised appropriate incentives to retain former Clarity employees, there can be no guarantee that they will choose to remain with our Company.  Due to the specialized nature of the Clarity business, it may be difficult to locate and hire qualified personnel.  The loss of services of any of our key personnel, including Mr. Reichard, or the failure to attract and retain other key personnel, could have a material adverse effect on our business, operating results and financial condition.

Our Clarity business is dependent on the acceptance of push-to-talk and location-based services and related applications

Increased sales of our Clarity products are dependent on a number of factors, one of which is the acceptance and demand for location-based features coupled with push-to-talk services.  Further, the spending patterns of wireless operators and OEMs is beyond management’s control and depends on a variety of factors, including access to financing, the status of federal, local and foreign government regulation and deregulation, changing standards for wireless technology, the overall demand for wireless services, competitive pressures and general economic conditions.  The expansion of wireless services and applications, and related networks to support them, may take years to complete.  The magnitude and timing of capital spending by these operators for constructing, rebuilding or upgrading their systems significantly impacts the demand for Clarity products.  Any decrease or delay in capital spending patterns in the wireless telecommunications industry, whether because of a general business slowdown or a reevaluation of the prospective demand for data and other services, would delay the build-out of these networks and may significantly harm our business prospects.

The indemnification obligations under the Merger Agreement are limited, which means we could have unreimbursed liabilities related to the acquisition

Our Company, our officers, directors, employees, stockholders  and other related parties, will be entitled to indemnification in the event of losses resulting from, among other things, breaches of Clarity’s representations and warranties, failure to perform covenants under the Merger Agreement and Clarity tax obligations solely and exclusively as provided in the Merger Agreement, other than for fraud.  Our Company and other indemnified parties will not be entitled to indemnification until the cumulative amount of all losses exceed $150,000, after which such party will only be entitled to any amounts that exceed $150,000.  In addition, the length of time in which our Company and other indemnified parties have a right to bring an indemnification claim and the amount to which a party may be indemnified are subject to certain caps as set forth in the Merger Agreement.  Further, indemnification may be satisfied by withholding Time-Based Shares of Common Stock issuable in connection with the merger, which would not provide us with any cash to either pay or offset the liability that was the subject of the indemnification claim.  Unreimbursed liabilities related to our acquisition of Clarity could have a material adverse effect on our business, operating results and financial condition.

Failure to manage our growth may have a material adverse effect on our business

Growth may cause a significant strain on our management, operational, financial and other resources.  The ability to manage growth effectively may require us to implement and improve our operational, financial, manufacturing and management information systems and expand, train, manage and motivate employees.  These demands may require the addition of new management personnel and the development of additional expertise by management.  Any increase in resources devoted to product development and marketing and sales efforts could have an adverse effect on financial performance in future fiscal quarters.  If we were to receive substantial orders, we may have to expand current facilities, which could cause an additional strain on our management personnel and development resources.  The failure of the management team to effectively manage growth could have a material adverse effect on our business, operating results and financial condition.  In addition, the recent acquisition of Clarity will require substantial attention and resources in order to integrate Clarity’s operations into our business and distract management from other areas of our business, and to develop revenue streams that support the costs of the combined organization.

OTHER BUSINESS RISKS

We have limited experience in manufacturing, sales and marketing, and dependence on third party manufacturers

For us to be financially successful, we must develop a successful blend of direct sale and royalty revenues derived from ISCO’s AIM technology as well as Clarity’s solutions, and manufacture our other products in substantial quantities, at acceptable costs and on a timely basis.  To accomplish this manufacturing objective, we must produce ourselves or enter into outsourcing arrangements with qualified manufacturers that will allow us the same result. Currently, our manufacturing requirements are met by third party contract manufacturers. The efficient operation of our business will depend, in part, on our ability to have these and other companies manufacture our products in a timely manner, cost-effectively and in sufficient volumes while maintaining the required quality. Any manufacturing disruption could impair our ability to fulfill orders and could cause us to lose customers.

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

Our sales and marketing experience to date is very limited. We may be required to further develop our marketing and sales force in order to effectively demonstrate the advantages of our products over other products. We also may elect to enter into arrangements with third parties regarding the commercialization and marketing of our products, and indeed have entered into a limited number of such arrangements. If we enter into such agreements or relationships, we would be substantially dependent upon the efforts of others in deriving commercial benefits from our products. We may be unable to establish adequate sales and distribution capabilities, we may be unable to enter into marketing arrangements or relationships with third parties on financially acceptable terms, and any such third party may not be successful in marketing our products. There is no guarantee that our sales and marketing efforts will be successful.

Dependence on a limited number of customers may have a material adverse effect on our business

Sales to our top three customers accounted for at least 97% of our total revenues for 2007 and 2006.  During both years, our top three customers were Verizon Wireless, Alltel Corporation, and Bluegrass Cellular Corporation.  In addition, a significant amount of our technical and managerial resources have been focused on working with these and a limited number of other operators and OEMs.  The loss of any of these large customers might have a material adverse effect on our business, operating results, and financial condition.

Similarly, Clarity also boasts a heavy customer concentration, with its top three customers accounting for nearly 100% of its revenues for 2006 (Alcatel-Lucent Technologies, Autodesk, and Lockheed Martin) and approximately 93% for 2007 (Alcatel-Lucent Technologies, Autodesk, and the City of Chicago).  The loss of any large customer might have a material adverse effect on Clarity’s business, operating results, and financial condition, which would impact us as a result of the merger.

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

We expect that if our Clarity products achieve market acceptance, a limited number of wireless service providers and OEMs will account for a substantial portion of revenue during any period.  Sales of many Clarity products depend in significant part upon the decisions of prospective and current customers to adopt and expand their use of these products.  Wireless service providers, wireless equipment OEMs and Clarity’s other customers are significantly larger than we are, and are able to exert a high degree of influence over us in negotiating customer contracts.  Customers’ orders are affected by a variety of factors such as new product introductions, regulatory approvals, end user demand for wireless services, customer budgeting cycles, inventory levels, customer integration requirements, competitive conditions and general economic conditions.  The loss of any such customer or the failure to attract new customers would have a material adverse effect on our business, operating results and financial condition.

We have lengthy sales cycles which could make revenues and earnings inconsistent and difficult to trend

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

International operations pose additional risks to our business

We are in discussions and have agreements in place with companies in non-U.S. markets to form manufacturing and product development joint ventures and other marketing, distribution or consulting arrangements. We also have agreements with foreign entities for international distribution as well as foreign sources of components to be used in North America.  These agreements and relationships help us optimize our competitive position and cost structure.  There are many such entities that exist, domestically and internationally, that offer similar capabilities, and thus could reduce risk exposure to the loss of such foreign entities. Recently, we have begun to prioritize opportunities in Europe, Asia and Latin America more aggressively, to complement our domestic business model, which will subject our business, operating results and financial condition to additional risks associated with international operations.

We believe that non-U.S. markets could provide a substantial source of revenue in the future, and indeed will emphasize non-US markets during 2008 more than in prior years. However, there are certain risks applicable to doing business in foreign markets that are not applicable to companies doing business solely in the U.S. For example, we may be subject to risks related to fluctuations in the exchange rate between the U.S. dollar and foreign currencies in countries in which we do business.  Further, overseas activities are subject to political and other factors that may adversely affect our ability to do business in certain markets.  In addition, we may be subject to the additional laws and regulations of these foreign jurisdictions, some of which might be substantially more restrictive than similar U.S. ones. Foreign jurisdictions may also provide less patent protection than is available in the U.S., and we may be less able to protect our intellectual property from misappropriation and infringement in these foreign markets.

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

Our success depends on the market’s acceptance of our products

Our RF products have not been sold in very large quantities and a sufficient market may not develop for these products.  Similarly, Clarity has derived the majority of its historical revenue from custom product development (contract engineering) and not from product sales to customers.  Customers establish demanding specifications for performance, and although we believe we have met or exceeded these specifications to date, there is no guarantee that the wireless service providers will elect to use these solutions to solve their wireless network problems.  Although we have enjoyed substantial revenue growth during recent years relative to prior years in company history, there is no assurance that we will continue to receive orders from these customers.

Intense competition, and continued consolidation in the wireless telecommunications industry could create stronger competitors and harm our business

The wireless telecommunications applications market is very competitive.  Many of these companies have substantially greater financial resources, larger research and development staffs and greater manufacturing and marketing capabilities than we do.  Our products compete directly with products which embody existing and future competing commercial technologies.  Other emerging wireless technologies may also provide similar functionality, potentially at lower prices and/or superior performance, and may therefore compete with our products.  Failure of our products to improve performance sufficiently, reliably, or at an acceptable price or to achieve commercial acceptance or otherwise compete with existing and new technologies, would have a material adverse effect on our business, operating results and financial condition.

Rapid technological change and future competitive technologies could negatively affect our operations

The field of telecommunications is characterized by rapidly advancing technology.  Our success will depend in large part upon our ability to keep pace with advancing our high performance RF technology and efficient, readily available low cost materials technologies as well as our ability to keep pace with advancing our solutions in light of applications and services offered by competitors.  Rapid changes have occurred, and are likely to continue to occur, in the development of wireless telecommunications.  Development efforts may be rendered obsolete by the adoption of alternative solutions to current wireless operator problems or by technological advances made by others, which could have a material adverse effect on our business, operating results and financial condition.

RISKS RELATED TO OUR COMMON STOCK AND CHARTER PROVISIONS

Volatility of common stock price

The market price of our common stock, like that of many other high-technology companies, has fluctuated significantly and is likely to continue to fluctuate in the future.  Since January 1, 2007 and through March 15, 2008, the price of our common stock has ranged from a low of $0.13 per share to a high of $0.35 per share.  Announcements by us or others regarding the receipt of customer orders, quarterly variations in operating results, acquisitions or divestitures, additional equity or debt financings, results of customer field trials, scientific discoveries, technological innovations, litigation, product developments, patent or proprietary rights, government regulation and general market conditions may have a significant impact on the market price of our common stock.  In addition, fluctuations in the price of our common stock could affect our ability to maintain the listing of our common stock on AMEX.

The issuance of additional shares of common stock will result in dilution to our existing stockholders

If we issue the full number of shares of common stock pursuant to the merger with Clarity and in connection with our June 2007 debt restructuring, we will be issuing up to approximately 79.9 million additional shares of Common Stock, or approximately 36% of the total number of shares currently outstanding as of March 15, 2008.  If stockholders approve the issuance of common stock upon conversion of the $1.5 million in notes issued pursuant to the financing obtained in connection with the merger with Clarity, and if we issue the full number of shares issuable pursuant to this transaction, we will be issuing up to approximately 8.4 million additional shares of common stock, or approximately 4% of the total number of shares currently outstanding as of March 15, 2008.  As a result, these issuances will be dilutive to existing stockholders and may have an adverse effect on the market value of our common stock.

Further, as of March 15, 2008, we had outstanding options to purchase 4.9 million shares of common stock at a weighted average exercise price of $0.41 per share (fewer than 0.1 million of which have not yet vested) issued to employees, directors and consultants pursuant to the 2003 Equity Incentive Plan and its predecessor 1993 Stock Option Plan, as amended, the merger agreement with Spectral Solutions, and individual agreements with management and directors.  In addition, on the same date we had 3.6 million unvested shares of restricted stock outstanding.  In order to attract and retain key personnel, we may issue additional securities, including grants of restricted shares, in connection with or outside our company employee benefit plans, or may lower the price of existing stock options.  The exercise of options and notes for common stock and the issuance of additional shares of common stock, shares of restricted stock and/or rights to purchase common stock at prices below market value would be dilutive to existing stockholders and may have an adverse effect on the market value of our common stock.

As a result of the issuances described above, the sale of a substantial number of shares of our common stock, or the perception that such sales could occur, could adversely affect the market price for our common stock.  It could also impair our ability to raise money through the sale of additional shares of common stock or securities convertible into shares of our common stock.

Concentration of our stock ownership

At the time of this filing, officers, directors and principal stockholders (holding greater than 5% of outstanding shares) together control more than 50% of the outstanding voting power on a fully diluted basis.  The two largest stockholders, along with their affiliates, are also our lenders, holding all of our outstanding debt instruments.  Consequently, these stockholders, if they act together, would be able to exert significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.  In addition, this concentration of ownership may delay or prevent a change of control of us, even if such a change may be in the best interests of our stockholders.  The interests of these stockholders may not always coincide with our interests or the interests of other stockholders.  Accordingly, these stockholders could cause us to enter into transactions or agreements that we would not otherwise consider.

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

The reporting requirements of a public company could result in significant cost to us and divert attention from other activities

As a public company, we are required to comply with various reporting obligations.  These obligations change from time to time, and currently include compliance with certain provisions of Section 404 of the Sarbanes-Oxley Act for our fiscal year ended December 31, 2007.  The process of achieving compliance might involve the commitment of significant resources, including substantial levels of management attention.

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

LEGAL RISKS

Intellectual property and patent protection and infringement may be costly

Our success will depend in part on our ability to obtain patent protection for our products and processes, to preserve trade secrets and to operate without infringing upon the patent or other proprietary rights of others and without breaching or otherwise losing rights in the technology licenses upon which any of our products are based.  We have applied for patents for inventions developed internally and acquired patent rights in connection with the purchase of the Adaptive Notch Filtering business unit of Lockheed Martin Canada, now demonstrated in our AIM platform.  One of the patents is jointly owned with Lucent Technologies, Inc. (now Alcatel-Lucent Technologies).  We believe there are a large number of patents and patent applications covering RF products and other products and technologies that we are pursuing.  Accordingly, the patent positions of companies using RF technologies, including us, are uncertain and involve complex legal and factual questions.  The patent applications filed by us or others may not result in issued patents or the scope and breadth of any claims allowed in any patents issued to us or others may not exclude competitors or provide competitive advantages.  In addition, patents issued to us, our subsidiaries or others may not be held valid if subsequently challenged or others may claim rights in the patents and other proprietary technologies owned or licensed by us.  Others may have developed, or may in the future develop, similar products or technologies without violating any of our proprietary rights.  Furthermore, the loss of any license to technology that we might acquire in the future may have a material adverse effect on our business, operating results and financial condition.

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

Older patent applications in the U.S. are currently maintained in secrecy until patents are issued, though the likelihood of such an issuance impacting us tends to decrease over time. In foreign countries and for newer U.S. patent applications, this secrecy is maintained for a period of time after filing.  Accordingly, publication of discoveries in the scientific literature or of patents themselves or laying open of patent applications in foreign countries or for newer U.S. patent applications tends to lag behind actual discoveries and filing of related patent applications.  Due to this factor and the large number of patents and patent applications related to RF materials and technologies, and other products and technologies that we are pursuing, comprehensive patent searches and analyses associated with RF technologies and other products and technologies that we are pursuing are often impractical or not cost-effective.  As a result, patent and literature searches cannot fully evaluate the patentability of the claims in our patent applications or whether materials or processes used by us for our planned products infringe or will infringe upon existing technologies described in U.S. patents or may infringe upon claims in patent applications made available in the future.  Because of the volume of patents issued and patent applications filed relating to RF technologies and other products and technologies that we are pursuing, we believe there is a significant risk that current and potential competitors and other third-parties have filed or will file patent applications for, or have obtained or will obtain, patents or other proprietary rights relating to materials, products or processes used or proposed to be used by us.  In any such case, to avoid infringement, we would have to either license such technologies or design around any such patents.  We may be unable to obtain licenses to such technologies or, if obtainable, such licenses may not be available on terms acceptable to us or we may be unable to successfully design around these third-party patents.

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

Litigation may be costly and divert management’s attention

We have no active lawsuits or any pending or threatened to the best of our knowledge.  The act of defending against any potential claim may be costly and divert management attention.  If we are not successful in defending against whatever claims and charges may be made against us in the future, there may be a material adverse effect on our business, operating results and financial condition.

Government regulations may have a material adverse effect on our business

Although we believe that our wireless telecommunications products themselves are not subject to licensing by, or approval requirements of, the FCC, the operation of base stations, wireless operators, and OEMs are subject to FCC licensing and the radio equipment into which our products would be incorporated is subject to FCC approval.  Base stations and the equipment marketed for use therein must meet specified technical standards.  The ability to sell our wireless telecommunications products is dependent on the ability of wireless base station equipment manufacturers and wireless base station operators to obtain and retain the necessary FCC approvals and licenses.  In order for them to be acceptable to base station equipment manufacturers and to base station operators, the characteristics, quality and reliability of our base station products must enable them to meet FCC technical standards.  We may be subject to similar regulations of foreign governments.  Any failure to meet such standards or delays by base station equipment manufacturers and wireless base station operators in obtaining the necessary approvals or licenses could have a material adverse effect on our business, operating results and financial condition.  In addition, certain RF filters are on the U.S. Department of Commerce’s export regulation list.  Therefore, exportation of such RF filters to certain countries may be restricted or subject to export licenses.

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

Environmental liability may involve substantial expenditures

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We maintain our corporate headquarters in a 15,000 square foot building located in Elk Grove Village, Illinois under a lease which expires in October 2014. This facility houses our manufacturing, research, development, engineering, administration and marketing activities. We also maintain a 4,000 square foot facility located in Elk Grove Village, Illinois under a lease which expires in October 2014, which is used for R&D purposes. Additionally, Clarity houses its headquarters in a 14,000 square foot building in Aurora, Illinois under a lease which expires in July 2009.  We believe that these facilities are adequate and suitable for our current needs and that additional space would be available on commercial terms as necessary to meet any future needs.

Item 3. Legal Proceedings

We were not involved in any such proceedings during 2007 nor are we aware of any pending or threatened litigation.

Item 4. Submission of Matters to a Vote of Security Holders

On December 27, 2007, the Company held a special meeting of stockholders.  At the meeting, the following proposals were approved by the margins indicated:

		Number of Shares
	Voted For	Against	Abstain
1.To approve the merger of ISCO International, Inc. with Clarity Communication Systems Inc. and the issuance of shares of our common stock to Jim Fuentes and the issuance of shares of our common stock from our 2003 Equity Incentive Plan, as amended to Clarity Rightsholders to satisfy certain employee rights and interests, as described in the Proxy Statement.	104,721,502	3,744,614	144,846

2.To increase the number of authorized shares of common stock permitted by our certificate of incorporation, as described in the Proxy Statement.	103,973,340	4,427,880	209,742

3.To approve the increase in the amount of shares of common stock available under the Plan, as described in the Proxy Statement.	103,662,071	4,635,495	313,396

4.To approve the issuance of shares of common stock upon the conversion of notes issued in accordance with our debt restructuring in June 2007, as described in the Proxy Statement.	104,364,793	3,920,582	325,587

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

	High	Low
FISCAL YEAR ENDED DECEMBER 31, 2006
First Quarter	$0.43	$0.30
Second Quarter	$0.43	$0.25
Third Quarter	$0.36	$0.27
Fourth Quarter	$0.45	$0.30
FISCAL YEAR ENDED DECEMBER 31, 2007
First Quarter	$0.35	$0.25
Second Quarter	$0.32	$0.15
Third Quarter	$0.30	$0.15
Fourth Quarter	$0.28	$0.13

On December 31, 2007, there were approximately 300 holders of record of our common stock. On such date the closing bid price for our common stock as reported on the American Stock Exchange was $0.19.

We have never paid cash dividends on the common stock and we do not expect to pay any dividends on our common stock in the foreseeable future. In addition, borrowings under our loan arrangements are collateralized by all of our assets and we are prohibited from paying any dividends, other than dividends consisting solely of common stock or rights to purchase common stock, unless our lenders waive such prohibition.

Except as reported on our Current Reports on Form 8-K filed with the Securities and Exchange Commission on June 26, 2007 and November 20, 2007, there were no sales of unregistered securities during 2007. Further, there were no repurchases of equity securities by us during the fourth quarter of 2007.

Equity Compensation Plan Information

The following table gives information about the Company’s Common Stock that may be issued upon the exercise of options, warrants and rights under the Company’s 1993 Plan and under the 2003 Equity Incentive Plan as of December 31, 2007.

Plan Category	Number of Securities to be issued upon exercise of outstanding Options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in second column)

Equity compensation plans approved by security holders	7,327,892	$0.36	23,896,541	(1)
Equity compensation plans not approved by security holders	1,100,000	0.43	—	(2)
Total	8,427,892	$0.37	23,896,541	(1)

(1)
The 1993 Plan terminated in August 2003 and was replaced by the Plan.  At the Annual Meeting of Stockholders held in December 2005, the Company’s stockholders voted to approve the allocation of 12 million shares of common stock to the Plan, included above, and also clarified the use of up to 5 million shares in the Plan that were allocated to the 1993 Plan but were ultimately unused.  During the Annual Meeting of Stockholders held in June 2006, the Company’s stockholders voted to approve an additional increase to the Plan of 6 million shares of common stock that corresponded to a grant of restricted shares to John Thode that was not contemplated at the time of the December 2005 increase.  During a special meeting of stockholders held in December 2007, the Company’s stockholders increased the number of shares of common stock in the Plan by 15 million shares.  Of that number, approximately 13 million shares are reserved for issuance to the Clarity employees who remained with the combined entity following the merger in accordance with the terms of the merger agreement.  This reservation is not deducted from the outstanding number of shares as of December 31, 2007 in the table above.

(2)
These securities represent shares of Common Stock issuable upon exercise of stock options granted to John Thode pursuant to a letter agreement dated January 2005.  Such options were issued outside the Plan.

Item 6. Selected Financial Data

None.

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

Overview

We have employed an outsourced manufacturing model wherein we sometimes supply raw materials to external parties and products are then completed, and in other cases purchase the material and labor from the outsourced manufacturer.  This system allows us to more completely outsource procurement in the future if we choose to do so. Manufacturing partners then produce to specification with Company personnel on hand to assist with quality control. Our products are designed for efficient production in this manner, emphasizing solid-state electronics over mechanical devices with moving parts. The cost benefits associated with these developments, coupled with enhanced product functionality, have allowed us to realize good margins and efficiently managed overhead costs. Extensions of developed technology, based on substantial input from customers, have allowed us to launch the RF² product family and consider additional solutions while generally controlling total R&D cost.  As we move toward digital hardware and software-based solutions, and with the addition of Clarity, we expect to increase the relative component of royalty and other non-product sales revenue streams.

We acquired Clarity in January 2008 in a merger transaction in which we acquired all of the outstanding stock of Clarity, and Clarity became a wholly-owned subsidiary.  Clarity provides value added mobile device features including a push-to-talk platform, location-based services, and a proprietary combination called Where2Talk (W2T).  Additionally, we believe that our Adaptive Interference Management (AIM) platform will be compelling in a digital hardware application, but potentially reach a far broader audience if it could be delivered solely in software.  Such an adaptation would open additional markets such as mobile devices, small cell sites and repeaters, WiFi nodes, WiMax, and other architectures.  Clarity provides engineering resources that may be able to accomplish this objective.  We have begun integrating the companies. Until we gain more experience managing the Clarity business, and with the larger fluctuations and the cost of the combined entity, we are unable to determine how long our financial resources would sustain us under normal operating conditions.

Wireless telecommunications has undergone significant merger activity in recent years, a trend which we believe will continue. These activities often result in operators with disparate technologies and spectrum assets, and the need to integrate those assets. In addition, the deployment of data applications is adding to the industry requirement to integrate disparate technologies into base stations and other fixed points of access, resulting in the need to manage multiple wireless signals and keep them from interfering with each other. We are focused on providing solutions that address these types of requirements.  We believe that spectrum re-mining in Europe will soon be a very significant event in the RF conditioning and management space, with operators deploying UMTS in conjunction with existing GSM networks, which we believe will create challenges for these operators.  We believe these operators may find significant benefit from deploying our AIM solution.  We see other areas as likewise benefiting from our RF management solutions, including active engagements in Latin America and Asia.

We announced several significant recent events during 2007 and early 2008, including the merger with Clarity, the loss of CEO John Thode and addition of new CEO Gordon Reichard, Jr., the refinancing of our maturing debt until 2009, and the extension of our AIM family into a digital solution.  During 2008 we also added Torbjorn Folkebrant, formerly of Ericsson, to our Board of Directors.  We have also seen reports of possible operator spending reductions in North America, with relatively higher spending outside North America.  Market diversification is one of the primary reasons why we have been more active in exploring international opportunities.

We are pursuing digital technologies, evidenced by the deployment of our digital (front end) AIM solution platform during 2006, subsequent extensions of that platform including a fully digital AIM platform, and of course the addition of software-provider Clarity.  We believe that producing solutions on a digital platform will allow us to extend coverage in the wireless telecommunications realm, both in more aspects of the cellular market and beyond the cellular market, and thus greatly increase our available market.

Results of Operations

Years Ended December 31, 2007 and 2006

Our net sales decreased $5,360,000 or 36%, from $14,997,000 in 2006 to $9,637,000 in 2007, which we attribute to the lower volume of sales due to more sporadic data network infrastructure spending during 2007. Gross margin was 39% and 40% for the years ended December 31, 2007 and 2006, respectively, with the decrease due to lower volume offsetting cost efficiencies. Cumulative deferred software revenue, the amount of revenue that will be recognized in the future periods related to currently installed equipment and related software, increased to $0.3 million in 2007, up from $0.2 million in 2006.  We anticipate our unit volume and related revenue to increase during 2008 as compared to 2007, due to existing and/or anticipated customer orders. Our order backlog entering 2008 increased to $1.6 million from less than $0.5 million from going into 2007.

Cost of sales decreased $3,155,000, or 35%, from $9,067,000 in 2006 to $5,912,000 in 2007. The decrease in cost of sales was due to the reduction in sales volume.

Our internally funded research and development expenses increased $790,000, or 39%, from $2,012,000 in 2006 to $2,802,000 during 2007.
This increase was due in part to increased spending associated with the addition of a significant number of products to our RF² and ANF (now AIM) product families, particularly due to the investment in a fully digital AIM product platform. With the acquisition of Clarity, a primarily engineering-driven company, we expect to see a significant increase in R&D spending in 2008 as compared to 2007.

Selling and marketing expenses decreased $756,000, or 24%, from $3,208,000 during 2006 to $2,452,000 during 2007. The decrease in expense was attributable to higher personnel in this area during 2006 as we had an overlap of personnel when Mr. Wetterling (EVP sales) and others joined the Company and their predecessors were here simultaneously, and when we were completing an extensive analysis of spectrum performance in many different cities as a fundamental element to our business plan and market penetration strategy. Lower sales revenue also contributed to this decrease with respect to lower related sales commissions.  Clarity only recently began to look outside the OEM channel, and thus did not have a significant sales function, but the addition of its sales personnel plus anticipated increases in revenue are expected to increase costs in this area.

General and administrative expenses decreased $313,000, or 7%, from $4,287,000 in 2006 to $3,974,000 during 2007. This decrease was attributable to a decrease in salary and non-cash compensation charges due to the CEO departure during the fourth quarter of 2007. Favorable trends in the insurance industry, for example, reduced insurance expense, contributing to this favorable change.  Total expenses will increase with the Clarity acquisition and related integration costs, but should be relatively less significant than the R&D function, above.

Interest income decreased $27,000, or 22%, from $119,000 in 2006 to $92,000 during 2007. This decrease was primarily the result of additional financing in 2006 but not in 2007 and the related use of cash for operating activities, as well as the additional expenses associated with the Clarity acquisition that otherwise could have been invested in interest bearing investments.

Interest expense increased $104,000, or 11%, from $907,000 in 2006 to $1,011,000 during 2007. The Company borrowed funds during June 2006, resulting in only a partial year of related interest expense for 2006 and a full year of related interest expense for 2007.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that we will continue as a going concern. As discussed in Note 3 to the financial statements, we incurred a net loss of $6 million during the year ended December 31, 2007, and, as of that date, our accumulated deficit was approximately $171 million. In addition, we have consistently used, rather than provided, cash in our operations. These factors, among others, raise substantial doubt about our ability to continue as a going concern. We have been engaged in developing new solutions, and toward that end development spending has preceded sales revenues. Management’s plans in regard to these matters include the focusing of development efforts on products with a greater probability of commercial sales, increased efficiencies and reduced product costs within our outsourced production model, all of which are also described in Note 3. The financial statements do not include any adjustments, including any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from the outcome of this uncertainty. Significant uses of cash during 2007 included the cost to produce inventory, personnel costs, facility related costs, increased product development (engineering) costs and sales and marketing efforts and merger transaction costs. Significant sources of cash during 2007 included sales and the resulting realization of customer receivables, as well as a reduction in inventories held during the year.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations, which in turn is dependent upon our ability to meet our financing requirements on a continuing basis, to maintain present financing, and to succeed in our future operations.

At December 31, 2007, our cash and cash equivalents, excluding restricted certificates of deposit, were approximately $1.8 million, a decrease of approximately $1.1 million from the December 31, 2006 balance of approximately $2.9 million. This decrease was due to the $6.4 million loss during the year,  as well as $0.6 million of capitalized costs associated with the Clarity acquisition and $1.6 million in closing costs.  Offsetting these cash outflows were $2.5 million in expenses for equity compensation and accrued interest expenses that were not paid in cash but reflected in the net loss for 2007, the $3.3 million reduction in inventory during 2007 and the incremental $1.5 million in debt financing obtained for the Clarity merger.

The continuing development of our product lines, integration of the Clarity merger, any other potential merger and acquisition activity, as well as any required defense of our intellectual property, will require a commitment of funds to undertake product line development and to market and sell our RF products. The actual amount of our future funding requirements will depend on many factors, including: the amount and timing of future revenues, the level of product marketing and sales efforts to support our commercialization plans, the extent to which we prioritize certain international opportunities and the risks associated with foreign operations, the magnitude of our research and product development programs, our ability to improve or maintain product margins, and the costs involved in protecting our patents or other intellectual property. Until we gain more experience managing the Clarity business, and with the larger fluctuation and the cost of the combined entity, we are unable to determine how long our financial resources would sustain us under normal operating conditions.

During March 2008, we entered into an agreement with our Lenders wherein we could assign, or factor, certain customer receivables to them at our request and subject to their approval.  We believe this arrangement will provide flexibility in managing our cash flows by addressing short-term cash needs.  Future utilization of this arrangement, however, is subject to our request and lender approval.  On March 20, 2008, we received $0.5 million under this arrangement, which is expected to be repaid during April 2008 upon collection of the underlying customer receivables and at a cost of an implied annual interest rate of 10%.

2007 Convertible Debt that replaced the 2002 Credit Line

On June 26, 2007, our Company, Manchester Securities Corporation ("Manchester"), Alexander Finance, L.P. ("Alexander" and together with Manchester, and the affiliates of both entities, the "Lenders"), entered into an agreement to restructure the $11.7 million of credit line debt and accrued interest which was to mature August 2007.  The Lenders, including affiliates, are our two largest shareholders and the lenders of the 2006 Convertible Debt discussed below.

We issued amended and restated Notes (the "Amended and Restated Notes") in aggregate principal amount, including accrued interest on the maturing notes, of approximately $10.2 million to replace all of the maturing credit line notes and reflect certain amendments to our line of credit arrangement (the “Loan Documents”), including: (i) the extension of the termination dates and maturity dates for all the maturing notes that were set to mature August 1, 2007 to a new maturity date of August 1, 2009; (ii) the reduction of the interest rate on each of the maturing notes from 9% to 7% per annum; (iii) provision for the conversion of the aggregate principal amount outstanding on each of the maturing notes at the election of the Lenders, together with all accrued and unpaid interest thereon into shares (the "Conversion Shares") of our common stock, par value $0.001 per share, at an initial conversion price of $0.20 per share. In addition, each of the Lenders immediately converted $750,000 in principal amount and accrued interest outstanding under the aforementioned notes each Lender held prior to the conversion into shares (the "Initial Conversion Shares") of common stock at a conversion price of $0.18, the 10 day volume weighted average closing price of our common stock on the American Stock Exchange ("AMEX") as of June 21, 2007. Assuming the Amended and Restated Notes are not converted until maturity, approximately 58.5 million shares of common stock would be required to be issued upon conversion, for both principal and interest.

During January 2008, and to finance the Clarity acquisition, Alexander purchased an additional $1.5 million of these Amended and Restated Notes.  Before Alexander may exercise its right to convert the additional $1.5 million of Amended and Restated Notes into Conversion Shares, we are required to obtain approval of our stockholders and obtain the approval of AMEX to list the additional Conversion Shares on AMEX. We are required to obtain these approvals within one year of the issuance date of these Notes. In the event that these required approvals are not obtained by that time, then the interest rate on these Notes will increase to a rate of 15% per annum. If these Conversion Shares are not registered under the Registration Rights Agreement we entered into with Alexander in connection with this additional financing, by the 15 month anniversary of the issuance date of the Amended and Restated Notes, then the then-current interest rate will increase by a rate of 1% per annum each month thereafter until these Conversion Shares are registered, up to the default rate of the lower of 20% per annum or the highest amount permitted by law.  Assuming this additional note is approved as described above and held to maturity, approximately 8.4 million shares of common stock would be required to be issued upon conversion, for both principal and interest.

2006 Convertible Debt

During June 2006 we entered into a Securities Purchase Agreement (the “Agreement”) and convertible notes (the “2006 Notes”) with the Lenders, pursuant to which the Lenders have agreed, to each loan us $2,500,000, or an aggregate of $5,000,000, in convertible debt.

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

We filed registration statements covering the resale of the shares of common stock issuable upon conversion of the 2006 and Amended and Restated (2007) Notes with the Securities and Exchange Commission. The Notes, above, are secured on a first priority basis by all our assets, and payment of the Notes is guaranteed by our Clarity subsidiary.

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

Revenue Recognition

In accordance with SAB No. 104, we recognize revenue when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, price is fixed and determinable, and collectability is reasonably assured. Revenues from product sales are generally recognized at the time of shipment and are recorded net of estimated returns and allowances. Revenues from services are generally recognized upon substantial completion of the service and acceptance by the customer. We have under certain conditions, granted customers the right to return product during a specified period of time after shipment. In these situations, we establish a liability for estimated returns and allowances at the time of shipment and make the appropriate adjustment in revenue recognized for accounting purposes. During 2007, no revenue was recognized on products that included a right to return or otherwise required customer acceptance after December 31, 2007. We have established a program which, in certain situations, allows customers or prospective customers to field test our products for a specified period of time. Revenues from field test arrangements are recognized upon customer acceptance of the products.

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

We warrant our products against defects in materials and workmanship typically for a 1-2 year period from the date of shipment, though these terms may be negotiated on a case by case basis. A provision for estimated future costs related to warranty expenses is recorded when revenues are recognized. At both December 31, 2007 and 2006 we accrued $34,000 for warranty costs. This warranty reserve is based on the cost to replace a percentage of products in the field at a given point, adjusted by actual experience. Returns and allowances were not significant in any period reported, and form a data point in establishing the reserve. Should this warranty reserve estimate be deemed insufficient, by new information, experience, or otherwise, an increase to warranty expense would be required.

Goodwill and Intangible Assets

During 2007, we completed our annual process of evaluating goodwill for impairment under SFAS No. 142 “Goodwill and Other Intangible Assets”. As the fair value of the enterprise, using quoted market prices for our common stock, exceeded the carrying amount, goodwill was determined to be not impaired. We assess the potential for impairment of goodwill annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. If we determine that the carrying value of goodwill is less than its fair value, a write-down may be required. In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, we review our identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of the intangible assets is measured by a comparison of the carrying amount to the fair value. If intangible assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value.

Allowance for Doubtful Receivables

An allowance for doubtful receivables may be maintained for potential credit losses. Management specifically analyzes accounts receivable, on a client by client basis, when evaluating the adequacy of our allowance for doubtful receivables including customer credit worthiness and current economic trends and records any necessary bad debt expense based on the best estimate of the facts known to date. Alternatives to this approach include applying a fixed and/or empirical rate of bad debts to receivables. Bad debts have historically been very low (none in 2007 or 2006). We believe our current method to be less arbitrary and more reliable than the alternatives as described. Should the facts regarding the collectability of receivables change, the resulting change in the allowance would be charged or credited to income in the period such determination is made. Such a change could materially impact our financial position and results of operations.

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

Recent Accounting Pronouncements

During September 2006, FASB issued SFAS No. 157, Fair Value Measurements (FAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We will adopt FAS 157 effective as of January 1, 2008, as required, which will be reflected in our first quarter 10-Q filing for the period ended March 31, 2008. We do not expect this standard to have a material impact on our operating income and statement of financial

During February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (FAS 159). FAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. FAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of FAS 159 on our consolidated financial position and results of operations.

During December 2007, the FASB issued SFAS No. 141(R), Business Combinations (FAS 141R), to create greater consistency in the accounting and financial reporting of business combinations. FAS 141R establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141R applies to fiscal years beginning after December 15, 2008. We believe the adoption of this pronouncement will not have a material impact on our consolidated financial statements.

During December 2007, the FASB issued SFAS No. 160 Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (FAS 160). FAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of the Company’s fiscal year on January 1, 2009. We believe the adoption of this pronouncement will not have a material impact on our consolidated financial statements.

During December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 Share-Based Payment (SAB 110). SAB 110 establishes the continued use of the simplified method for estimating the expected term of equity based compensation. The simplified method was intended to be eliminated for any equity based compensation arrangements granted after December 31, 2007. SAB 110 is being published to help companies that may not have adequate exercise history to estimate expected terms for future grants. We believe the adoption of this pronouncement will not have a material impact on our consolidated financial statements.

During June 2006, the FASB ratified a consensus opinion reached by the Emerging Issues Task Force (EITF) on EITF Issue 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)." The guidance in EITF Issue 06-3 requires disclosure in interim and annual financial statements of the amount of taxes on a gross basis, if significant, that are assessed by a governmental authority that are imposed on and concurrent with a specific revenue producing transaction between a seller and customer such as sales, use, value added, and some excise taxes. Additionally, the income statement presentation (gross or net) of such taxes is an accounting policy decision that must be disclosed. The consensus in EITF Issue 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. We adopted EITF Issue 06-3 effective January 1, 2007. We present sales tax on a net basis in its consolidated financial statements. The adoption did not have a material effect on our consolidated financial statements.

During July 2006, FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting and reporting for uncertainties in income tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years ending after December 15, 2006. We adopted FIN 48 as of January 1, 2007, as required. See Footnote 9 for a more detailed discussion of FIN 48.

Off Balance Sheet Financing

None.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
ISCO International, Inc.

We have audited the accompanying consolidated balance sheets of ISCO International, Inc. (a Delaware corporation) and Subsidiaries (the “Company”), as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ISCO International, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the two years ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company incurred a net loss of approximately $6.4 million during the year ended December 31, 2007, and, as of that date, the Company’s accumulated deficit was approximately $171 million. In addition, the Company has consistently used, rather than provided, cash in its operations. These factors, among others, as discussed in Note 3 to the financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Grant Thornton LLP

Chicago, Illinois
March 28, 2008

ISCO INTERNATIONAL
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2007	2006
Assets:
Current Assets:
Cash and Cash Equivalents	$1,789,953	$2,886,476
Inventory, net	3,043,230	6,368,599
Accounts Receivable, net	2,311,110	2,554,716
Prepaid Expenses and Other	149,659	168,741
Total Current Assets	7,293,952	11,978,532
Property and Equipment	1,437,030	1,334,203
Less: Accumulated Depreciation and Amortization	(940,328)	(811,167)
Net Property and Equipment	496,702	523,036
Restricted Certificates of Deposit	129,307	162,440
Other Assets	587,824	-
Goodwill	13,370,000	13,370,000
Intangible assets, net	850,811	841,187
Total Assets	$22,728,596	$26,875,195

Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts Payable	$904,910	$1,172,844
Accrued Inventory-related material purchase	240,126	328,663
Accrued Employee-related liability	331,522	284,653
Accrued Professional Services	106,921	93,000
Other Accrued Liabilities and Current Deferred Revenue	452,581	225,724
Current Portion of LT Debt, including related interest, with related parties	-	11,295,957
Total Current Liabilities	2,036,060	13,400,841

Deferred facility reimbursement	87,500	102,500
Deferred revenue - non current	104,940	75,900
Notes and related accrued interest with related parties, net of current portion	15,939,229	5,131,762
Stockholders' equity:
Preferred stock; 300,000 shares authorized; No shares issued and outstanding
at December 31, 2007 and December 31, 2006	-	-
Common stock ($.001 par value); 250,000,000 shares authorized; 202,259,359 and 189,622,133 shares issued and outstanding at December 31, 2007 and
December 31, 2006, respectively	202,260	189,622
Additional paid-in capital	175,281,340	172,379,842
Treasury Stock; 485,000 shares at December 31, 2007 (none at December 31, 2006)	(95,050)	-
Accumulated deficit	(170,827,683)	(164,405,272)
Total Shareholders' Equity	4,560,867	8,164,192
Total Liabilities and Shareholders' Equity	$22,728,596	$26,875,195

See the accompanying Notes which are an integral part of the financial statements.

ISCO INTERNATIONAL
CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31,	December 31,
	2007	2006

Net Sales	$9,637,298	$14,997,320
Costs and expenses
Cost of sales	5,911,813	9,066,929
Resarch and development	2,801,777	2,011,652
Selling and marketing	2,452,218	3,207,882
General and administrative	3,974,396	4,287,080
Total cost and expenses	15,140,204	18,573,543

Operating loss	(5,502,906)	(3,576,223)

Other income (expense)
Interest income	92,005	118,590
Interest expense	(1,011,510)	(907,351)
Total other expense, net	(919,505)	(788,761)

Net Loss	$(6,422,411)	$(4,364,984)

Basic and diluted loss per common share	$(0.03)	$(0.02)

Weighted average number of common shares outstanding	194,886,941	185,506,261

See the accompanying Notes which are an integral part of the financial statements.

ISCO INTERNATIONAL
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2006 and 2007

	Common	Common	Additional
	Stock	Stock	Paid-In		Treasury	Accumulated
	Shares	Amount	Capital		Stock	Deficit	Total
Balance as of December 31, 2005	183,252,036	$183,252	$170,387,752	$		$(160,040,288)	$10,530,716
Exercise of stock options	2,582,826	2,583	427,330				429,913
Equity Financing	3,787,271	3,787	(3,787)
Section 16b Recovery			3,124				3,124
Stock-Based Compensation			1,565,423				1,565,423
Net Loss						(4,364,984)	(4,364,984)
Balance as of December 31,2006	189,622,133	189,622	172,379,842			(164,405,272)	8,164,192
Vesting of Restricted Stock	4,303,893	4,304	(4,304)				1,500,000
Accrued Interest converted to Equity	8,333,333	8,334	1,491,666
Stock-Based Compensation			1,414,136				1,414,136
Acquisition of Treasury Stock					(95,050)		(95,050)
Net Loss						(6,422,411)	(6,422,411)
Balance as of December 31,2007	202,259,359	$202,260	$175,281,340		$(95,050)	$(170,827,683)	$4,560,867

See the accompanying Notes which are an integral part of the financial statements.

ISCO INTERNATIONAL
CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,	December 31,
	2007	2006
OPERATING ACTIVITIES
Net loss	$(6,422,411)	$(4,364,984)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	129,160	92,963
Amortization	53,854	54,431
Equity based compensation charges	1,414,136	1,565,423
Changes in operating assets and liabilities:
Accounts receivable	243,606	(877,382)
Inventories	3,325,369	(3,653,429)
Prepaid expenses and other	(568,743)	84,426
Accounts payable	(267,934)	756,749
Accrued liabilities and deferred revenue	1,239,661	476,837
Deferred occupancy costs	(15,000)	106,250
Net cash used in operating activities	(868,302)	(5,758,716)
INVESTING ACTIVITIES
Decrease in restricted certificates of deposit	33,133	79,740
Payment of patent costs	(63,478)	(51,556)
Acquisition of property and equipment, net	(102,826)	(302,458)
Net cash used in investing activities	(133,171)	(274,274)
FINANCING ACTIVITIES
Proceeds from Section 16b recovery		3,124
Exercise of stock options		429,912
Acquisition of Treasury Stock	(95,050)
Proceeds from issuance of notes	-	5,000,000
Net cash (used in) / provided by financing activities	(95,050)	5,433,036

(Decrease)/Increase in cash and cash equivalents	(1,096,523)	(599,954)
Cash and cash equivalents at beginning of period	2,886,476	3,486,430

Cash and cash equivalents at end of period	$1,789,953	$2,886,476
Supplemental cash flow information
Cash paid for interest and income taxes	$-	$-

Supplemental Disclosure of Non-Cash Financing Activity:
During June 2007, $1.5 million of accrued interest was converted to Equity in a non-cash transaction.

See the accompanying Notes which are an integral part of the financial statements

Notes to the Financial Statements

1. Description of Business

ISCO International (including its inactive subsidiaries, Spectral Solutions, Inc., and Illinois Superconductor Canada Corporation, the “Company”) addresses RF (Radio Frequency) and radio link optimization issues, including interference issues, within wireless communications. These two inactive subsidiaries were terminated as a subsequent event during early 2008 as the Company’s new subsidiary, Clarity Communication Systems Inc. (“Clarity”), was added following the merger that closed on January 3, 2008 (see note 14).  The Company uses unique products, including AIM (Adaptive Interference Management, including the ANF – Adaptive Notch Filter - family of solutions), RF², and other solutions, as well as service expertise, in improving the RF handling of a wireless system, particularly the radio link (the signal between the mobile device and the base station). A subset of this capability is mitigating the impact of interference on wireless communications systems. These solutions are designed to enhance the quality, capacity, coverage and flexibility of wireless telecommunications services. The Company has historically marketed its products to cellular, PCS and wireless telecommunications service providers and OEM’s located both in the United States and in international markets.

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

Accounts receivable

The majority of the Company’s accounts receivable is due from companies in the telecommunications industry. Credit is extended based on evaluation of a customers’ financial condition and, generally, collateral is not required. Accounts receivable are typically due within 30 days and are stated at amounts due from customers, net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. The allowance could be materially different if economic conditions change or actual results deviate from historical trends.  As of December 31, 2007 and 2006, respectively, the Company determined that an allowance for doubtful accounts was unnecessary based on an evaluation of the factors above.

Inventories

Inventories are stated at the lower of cost (determined on a first in, first out basis) or market.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization, and are depreciated over the estimated useful lives of the assets using both straight line and accelerated methods. The accelerated method used is the double declining balance method. Software is typically amortized over 3 years utilizing the straight-line method. Leasehold improvements are amortized using the straight-line method over the shorter of the useful life of the asset or the term of the lease.  The useful lives assigned to property and equipment for the purpose of computing book depreciation follow:

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

Revenue Recognition

Revenues from product sales are generally recognized at the time of shipment and are recorded net of estimated returns and allowances. Revenues from services are generally recognized upon substantial completion of the service and acceptance by the customer. We have under certain conditions, granted customers the right to return product during a specified period of time after shipment. In these situations, we establish a liability for estimated returns and allowances at the time of shipment and make the appropriate adjustment in revenue recognized for accounting purposes. During 2007, no revenue was recognized on products that included a right to return or otherwise required customer acceptance after December 31, 2007. We have established a program which, in certain situations, allows customers or prospective customers to field test our products for a specified period of time. Revenues from field test arrangements are recognized upon customer acceptance of the products.

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

Product Warranty

The Company warrants its products against defects in materials and workmanship typically for a 1-2 year period from the date of shipment, though these terms may be negotiated on a case-by-case basis. A provision for estimated future costs related to warranty expenses is recorded when revenues are recognized. At both December 31, 2007 and 2006 the Company accrued $34,000 for warranty costs. This warranty reserve is based on the cost to replace a percentage of products in the field at a given point, adjusted by actual experience. Returns and allowances were not significant in any period reported, and form a data point in establishing the reserve. Should this warranty reserve estimate be deemed insufficient, by new information, experience, or otherwise, an increase to warranty expense would be required.

Concentration of Credit Risk

Sales to three of the Company’s customers accounted for 99% and 98% of the Company’s total revenues for 2007 and 2006, respectively. The balance of Accounts Receivable from our top three customers was $2.3 million and $2.5 million as of December 31, 2007 and 2006, respectively. During both 2007 and 2006, the top three customers were Verizon Wireless, Alltel Corporation, and Bluegrass Cellular Corporation, respectively.

Advertising Costs

Advertising costs are charged to expense in the period incurred.

Research and Development Costs

Research and development costs related to both present and future products are charged to expense in the period incurred.

Net Loss Per Common Share

Basic and diluted net loss per common share are computed based upon the weighted average number of common shares outstanding. Approximately 4.9 million common shares issuable as of December 31, 2007 upon the exercise of options and warrants, and 3.6 million unvested shares of restricted stock, are not included in the per share calculations since the effect of their inclusion would be antidilutive.  The shares issued and issuable in connection with the acquisition of Clarity are not considered as the transaction did not close until 2008.

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

There was no impairment of intangible assets for the years ended December 31, 2007 and 2006, respectively.  Total capitalized patent and trademark costs were approximately $851,000 and $841,000 at December 31, 2007 and 2006, respectively. Capitalized patent costs related to pending patents were approximately $318,000 and $289,000 at December 31, 2007 and 2006, respectively. Patents and trademarks were reported net of accumulated amortization of approximately $375,000 and $321,000 at December 31, 2007 and 2006, respectively.

As of the reporting date, the Company had recorded goodwill resulting from the acquisitions of Spectral Solutions, Inc. and the Adaptive Notch Filter division of Lockheed Martin Canada, Inc., both during 2000 and subsequently integrated into the Company. Beginning January 1, 2002, goodwill is no longer to be amortized but rather to be tested for impairment on an annual basis and between annual tests whenever there is an indication of potential impairment. Impairment losses would be recognized whenever the implied fair value of goodwill is determined to be less than its carrying value. SFAS 142 prescribes a two-step impairment test to determine whether the carrying value of the Company’s goodwill is impaired. The first step of the goodwill impairment test is used to identify potential impairment, while the second step measures the amount of the impairment loss. Step one to this test requires the comparison of the fair value of each reporting unit with its carrying amount, including goodwill. As the Company is comprised of a single reporting unit, the question of fair value is centered upon whether the market value, as measured by market capitalization of the Company, exceeds shareholders’ equity. The excess of the Company’s market capitalization over its reported shareholders’ equity indicates that the goodwill of the Company’s sole reporting unit was not impaired as of December 31, 2007 and 2006.

The Company’s balances of Goodwill and Intangible Assets were as follows:

	Year Ended December 31,
	2007	2006
	(in thousands of dollars)
Patent, gross	$1,226	$1,162
Accumulated amortization	(375)	(321)

Other amortizable intangibles, net	$851	$841

Goodwill	$13,370	$13,370

The following table summarizes the estimated annual pretax amortization expense for the intangible assets with definitive lives:
2008	53
2009	53
2010	53
2011	52
2012	51
Thereafter	589
Total	$851

Fair Value of Financial Instruments

The carrying values of financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable approximates fair value due in part to the short-term nature of these financial instruments.  Long term debt has interest rates that approximate current market values, therefore the carrying value approximates fair value.

Long Lived Assets

In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate the carrying amount of the assets may not be fully recoverable. Under SFAS No. 144, an impairment loss is recognized when estimated undiscounted future cash flows expected to result from use of the asset and its eventual disposition are less than the carrying amount. Impairment, if any, is determined using discounted cash flows. The Company had no such impairment losses in 2007 or 2006.

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

The following table summarizes the stock option activity during the fiscal years ended December 31, 2007 and 2006:

Shares
Outstanding, December 31, 2005	8,146,000
Granted	-
Forfeited or canceled	(651,000)
Exercised	(2,583,000)
Outstanding, December 31, 2006	4,912,000
Granted	-
Forfeited or canceled	(40,300)
Exercised
Outstanding, December 31, 2007	4,871,700

No options were granted during 2007 or 2006.  At December 31, 2007, a total of 4.9 million stock options were outstanding under the Company’s equity compensation plans.

Restricted Share Rights

Restricted share grants offer employees the opportunity to earn shares of the Company’s stock over time. For grants during 2007 and beyond, we expect that the typical vesting period for employees to be 2-4 years while the vesting period for non-employee directors will be linked to the one year service period (directors are elected annually by our shareholders). We recognize the issuance of the shares related to these stock-based compensation awards and the related compensation expense on a straight-line basis over the vesting period, or on an accelerated basis in those cases where the actual vesting is faster than the proportional straight line value. Included within these grants are also performance-based shares, that is, shares that vest based on accomplishing particular objectives as opposed to vesting over time. No performance-based shares were vested during the fiscal year ended December 31, 2007 except for 40,000 shares that vested during the second quarter of 2007.  Performance-based shares that are not earned (and therefore vested) are forfeit by the grantee(s).

The following table summarizes the restricted stock award activity during 2007.

		Weighted
		Average Grant Date
	Shares	Fair Value (per share)
Outstanding, December 31, 2005	-	$-
Granted	15,598,000	0.35
Forfeited or canceled	(3,097,000)	0.34
Vested	(3,787,000)	0.35
Outstanding, December 31, 2006	8,714,000	0.35
Granted	3,592,000	0.25
Forfeited or canceled	(4,445,000)	0.33
Vested	(4,304,000)	0.32
Outstanding, December 31, 2007	3,557,000	$0.29

The total fair value of restricted shares vested during the fiscal year ended December 31, 2007 was $1.4 million. Total non-cash equity compensation expense recognized during the fiscal year ended December 31, 2007 was $1.4 million. Non-cash equity expense for the fiscal year ended December 31, 2007 included less than $0.1 million for the straight-line amortization of restricted share grants that did not vest during the fiscal year ended December 31, 2007, including the offset for accrued expense from 2006 for shares that vested during 2007.

Recent Accounting Pronouncements

During September 2006, FASB issued SFAS No. 157, Fair Value Measurements (FAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will adopt FAS 157 effective as of January 1, 2008, as required, which will be reflected in its first quarter 10-Q filing for the period ended March 31, 2008. The Company does not expect this standard to have a material impact on its operating income and statement of financial

During February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (FAS 159). FAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. FAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of FAS 159 on its consolidated financial position and results of operations.

During December 2007, the FASB issued SFAS No. 141(R), Business Combinations (FAS 141R), to create greater consistency in the accounting and financial reporting of business combinations. FAS 141R establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141R applies to fiscal years beginning after December 15, 2008. Management believes the adoption of this pronouncement will not have a material impact on the Company’s consolidated financial statements.

During December 2007, the FASB issued SFAS No. 160 Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (FAS 160). FAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of the Company’s fiscal year on January 1, 2009. Management believes the adoption of this pronouncement will not have a material impact on the Company’s consolidated financial statements.

During December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 Share-Based Payment (SAB 110). SAB 110 establishes the continued use of the simplified method for estimating the expected term of equity based compensation. The simplified method was intended to be eliminated for any equity based compensation arrangements granted after December 31, 2007. SAB 110 is being published to help companies that may not have adequate exercise history to estimate expected terms for future grants. Management believes the adoption of this pronouncement will not have a material impact on the Company’s consolidated financial statements.

During June 2006, the FASB ratified a consensus opinion reached by the Emerging Issues Task Force (EITF) on EITF Issue 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)." The guidance in EITF Issue 06-3 requires disclosure in interim and annual financial statements of the amount of taxes on a gross basis, if significant, that are assessed by a governmental authority that are imposed on and concurrent with a specific revenue producing transaction between a seller and customer such as sales, use, value added, and some excise taxes. Additionally, the income statement presentation (gross or net) of such taxes is an accounting policy decision that must be disclosed. The consensus in EITF Issue 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. The Company adopted EITF Issue 06-3 effective January 1, 2007. The Company presents sales tax on a net basis in its consolidated financial statements. The adoption did not have a material effect on the consolidated financial statements.

During July 2006, FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting and reporting for uncertainties in income tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years ending after December 15, 2006. We adopted FIN 48 as of January 1, 2007, as required. See Footnote 9 for a more detailed discussion of FIN 48.

3. Realization of Assets

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses from operations in recent years, and such losses have continued through the year ended December 31, 2007. In addition, the Company has used, rather than provided, cash in its operations

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements on a continuing basis, to maintain present financing, and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

The Company has incurred, and continues to incur, losses from operations. For the years ended December 31, 2007 and 2006, the Company incurred net losses of $6.4 million and $4.4 million, respectively. During those years the Company implemented strategies to reduce its cash used in operating activities. The Company’s strategy included the consolidation of its manufacturing and research and development facilities and a targeted reduction of the employee workforce, increasing the efficiency of the Company’s processes, focusing development efforts on products with a greater probability of commercial sales, reducing professional fees and discretionary expenditures, and negotiating favorable payment arrangements with suppliers and service providers. More importantly, the Company configured itself along an outsourcing model, thus allowing for relatively large, efficient production without the associated overhead. The combination of these factors has been effective in improving financial performance from a net loss as high as $28 million during 2001 while enabling it to deliver significant quantities of solutions, these measures have not yielded profitability. Beginning in 2005, the Company began to invest in additional product development (engineering) and sales and marketing resources as it began to increase its volume of business. While viewed as a positive development, these expenditures have added to the funding requirements listed above.  In addition, we acquired Clarity Communication Systems, Inc. during January 2008.  While the Company believes this acquisition will bring additional revenues and substantial synergies, this combination also adds costs to the organization. Until the Company gains more experience managing the Clarity business, and with the larger fluctuations and the cost of the combined entity,  the company is unable to determine how long its financial resources would sustain the combined entity under normal operating conditions.

The continuing development of our product lines, integration of the Clarity acquisition, any other potential merger and acquisition activity, as well as any required defense of our intellectual property, will require a commitment of funds. The actual amount of our future funding requirements will depend on many factors, including: the amount and timing of future revenues, the level of product marketing and sales efforts to support our commercialization plans, the extent to which we prioritize certain international opportunities and related risks, the magnitude of our research and product development programs, our ability to improve or maintain product margins, and the costs involved in protecting our patents or other intellectual property.  We intend to look into augmenting our existing capital position by continuing to evaluate potential short-term and long-term sources of capital whether from debt, equity, hybrid, or other methods. The primary covenant in our existing debt arrangement involves the right of the lenders to receive debt repayment from the proceeds of new financing activities. This covenant may restrict our ability to obtain additional financing or to apply the proceeds of a financing event toward operations until the debt is repaid in full.

4. Inventories

Inventories consist of the following:

	December 31,	December 31,
	2007	2006
Raw materials	$1,696,000	$2,675,000
Work in process	655,000	2,332,000
Finished product	692,000	1,362,000
Total	$3,043,000	$6,369,000

Cost of product sales for the years ended December 31, 2007 and 2006 includes approximately $0 and $165,000, respectively, of costs in excess of the net realizable value of inventory (including obsolete materials).

Inventory balances are reported net of a reserve for obsolescence. This reserve is computed by taking into consideration the components of inventory, the recent usage of those components, and anticipated usage of those components in the future. At December 31, 2007 and 2006, those reserves were approximately $325,000 and $325,000, respectively.

	December 31,	December 31,
	2007	2006
Beginning Balance	$325,000	$160,000
Inventory Obsolescence Expense	-	165,000
Inventory Wirtten Off	-	-
Recoveries	-	-
Ending Balance	$325,000	$325,000

5. Allowance for Doubtful Accounts

	December 31,	December 31,
	2007	2006
Beginning Balance	$0		$0
Bad Debt Expense
Accounts Written Off
Recoveries
Ending Balance	$0		$0

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

At December 31, 2007, authorized but unissued shares of common stock have been reserved for future issuance as follows:

Options outstanding (Note 7)	4,871,700

At December 31, 2007, 3.6 million shares of restricted stock had been issued but had not vested.

On June 28, 2007, the Company, on the recommendation and approval of the Compensation Committee of the Company’s Board of Directors, determined to make certain changes to the terms of separate restricted stock agreements (the “Agreements”) with each of John Thode, the Company’s President and Chief Executive Officer, and Dr. Amr Abdelmonem, the Company’s Chief Technology Officer. These changes were made to ease end-of-year administrative burdens and compliance with tax withholding requirements. The changes included delivering a portion of restricted stock vestings to the Company in accordance with the terms of the Plan, and concerning the taxation of deferred compensation to the Company’s plans. Pursuant to these changes, upon the share vesting on June 30, 2007, the Company withheld 145,000 shares from Dr. Abdelmonem and 195,000 shares from Mr. Thode as treasury stock.  An additional 145,000 shares were withheld from Dr. Abdelmonem’s December 2007 vesting as treasury stock.  Additional description of this policy and related transactions is provided in Footnote 7.

7. Stock Options and Warrants

On August 19, 1993, the Board of Directors (“Board”) adopted the 1993 Stock Option Plan for employees, consultants, and directors who were not also employees of the Company (outside directors). This plan reached its ten-year expiration during 2003. During the 2003 annual meeting of shareholders, the Company’s shareholders approved the 2003 Equity Incentive Plan to take the place of the expiring 1993 plan. Unissued options from the 1993 plan were used to fund the 2003 plan. During the 2005 annual meeting of shareholders, the Company’s shareholders approved 12 million additional shares of stock to be included in the 2003 Plan, a two-year grant to the CEO of 2 million time-vest restricted shares and 4 million performance-vest restricted shares, and clarified the ability for the 2003 Plan to utilize up to 5 million unused shares originally allocated to the 1993 Plan. During December 2007, our shareholders approved a 15 million share increase to the plan related to the acquisition of Clarity, as the acquisition shares to employees and certain other persons under a phantom stock plan would come out of this 2003 Equity Plan.  The maximum number of shares issuable under these 1993 and 2003 plans is 47,011,468. These plans are collectively referred to as the “Plan”.

For employees and consultants, the Plan provides for granting of restricted shares of stock, Incentive Stock Options (ISOs) and Nonstatutory Stock Options (“NSOs”). In the case of ISOs, the exercise price shall not be less than 100% (110% in certain cases) of the fair value of the Company’s common stock, as determined by the Compensation Committee or full Board as appropriate (the “Committee”), on the date of grant. In the case of NSOs, the exercise price shall be determined by the Committee, on the date of grant. The term of options granted to employees and consultants will be for a period not to exceed 10 years (five years in certain cases). Options granted under the Plan default to vest over a four-year period (one-fourth of options granted vest after one year from the grant date and the remaining options vest ratably each month thereafter), but the vesting period is determined by the Committee and may differ from the default period. In addition, the Committee may authorize option and restricted stock grants (“RSGs”) with vesting provisions that are not based solely on employees’ rendering of additional service to the Company.

For outside directors, Company policy, subject to the Plan, provides that each outside director will be automatically granted NSOs on the date of their initial election to the Board. On the date of the annual meeting of the stockholders of the Company, each outside director who is elected, reelected, or continues to serve as a director, shall be granted additional NSOs, except for those outside directors who are first elected to the Board at the meeting or three months prior. The options granted vest ratably over one or two years, based on the date of grant, and expire after ten years from the grant date. Beginning in 2006, the Compensation Committee of the Board approved RSGs to be used as compensation for outside directors in lieu of NSO’s.

Beginning in 2006, the Board, at the recommendation of the Compensation Committee of the Board, began providing RSGs in lieu of stock options within both employee and non-employee compensation programs. The impact of the new accounting standard, industry trends, and the ability to use fewer shares to achieve intended results were a few of the reasons behind this change in view. The Board also expressed an intention to continue to utilize performance-based equity incentives for more cases of equity compensation than in years past.

During 2007 the Board granted approximately 3.4 million RSGs to the Company’s employees, most of which are scheduled to vest over a four year period.  The Company’s non-employee director compensation program resulted in grants of approximately 0.2 million RSGs to non-employee members of the Board of Directors during 2007.

On June 26, 2007, as part of the debt restructuring that is detailed in Note 8, $1.5 million of accrued interest was converted into ISCO common stock at $0.18 per share. See note 8 for additional discussion.
On June 28, 2007, the Company, on the recommendation and approval of the Compensation Committee of the Company’s Board of Directors, determined to make certain changes to the terms of separate restricted stock agreements (the “Agreements”) with each of John Thode, the Company’s then President and Chief Executive Officer, and Dr. Amr Abdelmonem, the Company’s Chief Technology Officer. These changes were made to ease end-of-year administrative burdens and compliance with tax withholding requirements. The changes included: 1) changing the date on which shares of restricted stock will vest to December 23, 2007, instead of December 31, 2007 as originally provided (in each case, subject to continued service through that date); and 2) waiving the requirements of Section 9(g) of each Agreement with respect to cash withholding requirements so that each officer can satisfy withholding requirements with respect to shares vesting on June 30, 2007 and December 23, 2007 by delivering a portion of those shares to the Company in accordance with the terms of the Plan; and 3) the Compensation Committee authorized management to take any actions it may deem necessary or advisable to prevent any unintended and/or adverse consequences that may result from the application of recent legislation concerning the taxation of deferred compensation to the Company’s plans, compensation arrangements and agreements, provided that such actions do not materially increase any obligation of the Company. Pursuant to these changes, upon the share vesting on June 30, 2007, the Company withheld 145,000 shares from Dr. Abdelmonem and 195,000 shares from Mr. Thode as treasury stock.  An additional 145,000 shares were withheld from Dr. Abdelmonem’s December 2007 vesting.

During October 2007, Mr. Thode terminated employment with the Company. Consequently, the 500,000 shares that would have vested during December 2007 and two million performance-based shares that would have been considered based on the Company’s performance during 2007, as authorized during the annual meeting of shareholders during 2006, were forfeit during the fourth quarter 2007.

In conjunction with the acquisition of Clarity, a portion of the stock to be offered as part of the transaction would be issued through the Company’s 2003 Equity Incentive Plan, as amended. Therefore, we asked for, and received, shareholder approval to increase the size of the plan during the December 2007 special meeting of shareholders, at which our shareholders also approved the other elements of the transaction.

The table below summarizes all option activity during the three year period ended December 31, 2007:

	Options
	Outstanding	Exercise Price Per Share
Outstanding at December 31, 2005	8,146,000	$0.11 — 18.25

Granted	-
Exercised	(2,583,000)	0.11 - 0.39
Forfeited	(651,000)	0.25 - 18.25
Outstanding at December 31, 2006	4,912,000	0.11 - 1.81

Granted	-
Exercised	-
Forfeited	(40,300)	0.25
Outstanding at December 31, 2007	4,871,700	$0.11 - 1.81

The weighted-average exercise price of options outstanding at December 31, 2007 and 2006 was $0.41 and $0.41,respectively. The weighted-average exercise price of options granted, exercised, and forfeited during 2007 was N/A, N/A and $0.25, respectively.  No stock option grants were issued during 2007 or 2006.

Following is additional information with respect to options outstanding at December 31, 2007:

	$0.11 to	$0.24 to	$0.45 to
	$0.22	$0.43	$1.81
OUTSTANDING AT DECEMBER 31, 2007
Number of options	1,145,000	2,730,000	1,012,000
Weighted-average exercise price	$0.14	$0.35	$0.89
Weighted-average remaining contractual life in years	6	6	3
EXERCISABLE AT DECEMBER 31, 2007
Number of options	1,128,000	2,730,000	1,012,000
Weighted-average exercise price	$0.14	$0.35	$0.89

The total number of unvested options outstanding at December 31, 2007 was less than 0.1 million, which will vest based on employees’ continued service to the Company.

8. Long-Term Debt

2007 Convertible Debt that replaced the 2002 Credit Line

On June 26, 2007, the Company, Manchester Securities Corporation ("Manchester"), Alexander Finance, L.P. ("Alexander" and together with Manchester, and the affiliates of both entities, the "Lenders"), entered into an agreement to restructure the $11.7 million of credit line debt and accrued interest which was to mature August 2007.  The Lenders, including affiliates, are our two largest shareholders and the lenders of the 2006 Convertible Debt discussed below.

The Company issued amended and restated Notes (the "Amended and Restated Notes") in aggregate principal amount, including accrued interest on the maturing notes, of approximately $10.2 million to replace all of the maturing credit line notes and reflect certain amendments to our line of credit arrangement (the “Loan Documents”), including: (i) the extension of the termination dates and maturity dates for all the maturing notes that were set to mature August 1, 2007 to a new maturity date of August 1, 2009; (ii) the reduction of the interest rate on each of the maturing notes from 9% to 7% per annum; (iii) provision for the conversion of the aggregate principal amount outstanding on each of the maturing notes at the election of the Lenders, together with all accrued and unpaid interest thereon into shares (the "Conversion Shares") of our common stock, par value $0.001 per share, at an initial conversion price of $0.20 per share. In addition, each of the Lenders immediately converted $750,000 in principal amount and accrued interest outstanding under the aforementioned notes each Lender held prior to the conversion into shares (the "Initial Conversion Shares") of common stock at a conversion price of $0.18, the 10 day volume weighted average closing price of our common stock on the American Stock Exchange ("AMEX") as of June 21, 2007. Assuming the Amended and Restated Notes are not converted until maturity, approximately 58.5 million shares of common stock would be required to be issued upon conversion, for both principal and interest.

During January 2008, and to finance the Clarity acquisition, Alexander purchased an additional $1.5 million of these Amended and Restated Notes.  Before Alexander may exercise its right to convert the additional $1.5 million of Amended and Restated Notes into Conversion Shares, the Company is required to obtain approval of its stockholders and obtain the approval of AMEX to list the additional Conversion Shares on AMEX. The Company is required to obtain these approvals within one year of the issuance date of these Notes. In the event that these required approvals are not obtained by that time, then the interest rate on these Notes will increase to a rate of 15% per annum. If these Conversion Shares are not registered under the Registration Rights Agreement we entered into with Alexander in connection with this additional financing, by the 15 month anniversary of the issuance date of the Amended and Restated Notes, then the then-current interest rate will increase by a rate of 1% per annum each month thereafter until these Conversion Shares are registered, up to the default rate of the lower of 20% per annum or the highest amount permitted by law. Assuming this additional note is approved as described above and held to maturity, approximately 8.4 million shares of common stock would be required to be issued upon conversion, for both principal and interest.

2006 Convertible Debt

During June 2006 the Company entered into a Securities Purchase Agreement (the “Agreement”) and convertible notes (the “2006 Notes”) with the Lenders, pursuant to which the Lenders have agreed, to each loan it $2,500,000, or an aggregate of $5,000,000, in convertible debt.

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

We filed registration statements covering the resale of the shares of common stock issuable upon conversion of the 2006 and Amended and Restated (2007) Notes with the Securities and Exchange Commission.

The Notes, above, are secured on a first priority basis by all our assets, and payment of the Notes is guaranteed by our Clarity subsidiary.

9. Income Taxes

The Company has net operating loss carryforwards for tax purposes of approximately $142,145,000 at December 31, 2007. The net operating loss carryforwards expire in the following years:
Year	Amount
2008	1,658,000
2009	3,973,000
2010	8,199,000
2011	11,953,000
2012	11,922,000
2018	11,146,000
2019	10,726,000
2020	15,501,000
2021	24,904,000
2022	13,982,000
2023	5,284,000
2024	9,758,000
2025	3,371,000
2026	3,651,000
2027	6,117,000
Total	$ 142,145,000

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:
	2007	2006
Tax benefit computed at the Federal statutory rate	34.00%	34.00%
Increase (decrease) in taxes due to:
Change in valuation allowance	-38.80%	-38.80%
State taxes, net of Federal benefit	4.80%	4.80%
Effective income tax rate	0%	0%

Significant components of the Company’s deferred tax assets and liabilities are as follows:
	December 31,	December 31,
	2007	2006
Deferred tax assets
Net operating loss carryforward	$54,015,000	$52,061,000
Accrued liabilities	165,000	1,223,000
Inventories	185,000	124,000
Property and Equipment	893,000	893,000

Total deferred tax assets	55,258,000	54,301,000
Deferred liabilities:
Patent costs	(323,000)	(320,000)

Net deferred tax assets	54,935,000	53,981,000
Projected limitation of NOL carryforward utilization as described below	(12,540,000)	*
Valuation allowance	(42,395,000)	(53,981,000)
Net Deferred tax assets	$—	$—

The Company records a valuation allowance to reduce the deferred income tax assets to the amount that is more likely than not to be realized.  Excluding the projected limitation of net operating loss carryforward utilization discussed below, the valuation allowance increased during 2007 and 2006 by approximately $1.0 million and $2.0 million, respectively, due primarily to the increase in the net operating loss carryforward. Based on the Internal Revenue Code and changes in the ownership of the Company, utilization of the net operating loss carryforwards will be subject to annual limitations.

* see discussion below regarding projected limitation of net operating loss carryforward utilization.

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

The Company is subject to income taxes in the U.S. federal jurisdiction and various states jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. As the Company has sustained losses since inception, a large number of tax years are open (1992-2006) as the losses have not been utilized by the Company.  Such losses may be limited by change of control provisions of the tax code.  We believe that approximately $114 million of operating loss carryforwards are affected by change in control limitations, resulting in an estimated usable operating loss carryforward of $81 million as of December 31, 2007.  The remaining $33 million in carryforwards are expected to not be usable.  We believe that approximately $28 million in carryforwards are not impacted by any such limitation.

The Company is currently not aware of any current or threatened examination by any jurisdiction. The Company has elected to classify interest and penalties related to unrecognized tax benefits as a component of income tax expense, if applicable. No accrual is required as of December 31, 2007 for interest and penalties.

10. Leases

The Company leases its manufacturing and office space, as well as some testing and office equipment. Under the terms of its two leases in Elk Grove Village, IL, which expire October 2014, the Company is responsible for proportionate real estate taxes and operating expenses.

Future minimum payments under the operating leases consist of the following at December 31, 2007:

Year	Amount
2008	$205,000
2009	208,000
2010	211,000
2011	216,000
2012	221,000

Rent expense totaled $364,000 and $251,000 for the years ended December 31, 2007 and 2006, respectively.

11. 401(k) Plan

The Company has a 401(k) plan covering all employees who meet prescribed service requirements. The plan provides for deferred salary contributions by the plan participants and a Company contribution. Through 2005, Company contributions, if any, have been at the discretion of the Board of Directors and not to exceed the amount deductible under applicable income tax laws. No Company contribution was made for the year ended December 31, 2005. Beginning in 2006, the Company began providing a partial match of employee contributions, up to a maximum of 3% of employee salary.  For the years ended December 31, 2007 and 2006, the Company contributions were $54,000 and $74,000, respectively.

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

14. Subsequent Events

During March 2008, the Company entered into an agreement with its Lenders wherein it could assign, or factor, certain customer receivables to them at its request and subject to their approval.  The Company believes this arrangement will provide flexibility in managing its cash flows by addressing short-term cash needs.  Future utilization of this arrangement, however, is subject to the Company’s request and lender approval.  On March 20, 2008, the Company received $0.5 million under this arrangement, which is expected to be repaid during April 2008 upon collection of the underlying customer receivables and at a cost of an implied annual interest rate of 10%.

As noted above, the Company acquired Clarity on January 3, 2008 for approximately $7 million in stock and closing costs, plus additional shares based on future Company market capitalization.  This acquisition effectively doubled the size of the company in terms of headcount, and brought immediate products and expertise in the field of mobile device software applications.  Shortly after adding Clarity as a wholly owned subsidiary, the Company terminated its two inactive subsidiaries from prior mergers, Illinois Superconductor Canada Corporation and Spectral Solutions, Inc.  Neither entity had any assets or activity during the past two years, as those operations were fully absorbed into the Company.  In connection to the Clarity merger, we borrowed an additional $1.5 million which was used to satisfy closing costs.  Additionally, the Company reported that the role of Chief Executive Officer, vacant since Mr. John Thode left the Company during November 2007, was filled during March 2008 by Mr. Gordon Reichard, Jr.   Finally, the Company announced the departure of director Mr. Michael Fenger, and the addition of director Mr. Torbjorn Folkebrant.

The following pro forma financial information is presented due to the subsequent acquisition of Clarity.

UNAUDITED PRO FORMA BALANCE SHEETS
	December 31,2007
		Historical			Pro	Forma
	ISCO		Clarity	Adjustments		Combined

Assets:
Current Assets:
Cash and Equivalents	$1,789,953		$61,993	$(93,432)	A,B	$1,758,514
Inventory	3,043,230					3,043,230
Accounts Receivable, net	2,311,110		424,653			2,735,763
Prepaid Expenses and Other	149,659		60,292			209,951
Total Current Assets	7,293,952		546,938	(93,432)		7,747,458

Net Property and Equipment	496,702		224,315			721,017

Restricted Certificates of Deposit	129,307					129,307
Other Assets (cap acquisition)	587,824			(587,824)	C
Goodwill	13,370,000			4,445,267	C	17,815,267
Intangible assets, net	850,811		65,000	2,140,000	B,C	3,055,811
Total Assets	22,728,596		836,253	5,904,011		29,468,860

Liabilities and Stockholders' Equity:
Total Current Liabilities	2,036,060		1,468,088	(1,227,824)		2,276,324

Deferred facility reimbursement	87,500					87,500
Deferred revenue - non current	104,940					104,940
Notes and related accrued interest with related parties	15,939,229			1,500,000	A	17,439,229
Stockholders' equity:
Preferred stock
Common stock	202,260		1,000	24,000	C	227,260
Treasury Stock	(95,050)					(95,050)
Additional paid-in capital (net of unearned compensation)	175,281,340		2,020,569	2,954,431	C	180,256,340
Accumulated deficit	(170,827,683)		(2,653,404)	2,653,404	C	(170,827,683)
Total Shareholders' Equity	4,560,867		(631,835)	5,631,835		9,560,867
Total Liabilities and Shareholders' Equity	$22,728,596		$836,253	$5,904,011		$29,468,860

A - ISCO borrow $1.5M
B - ISCO pay seller transaction costs
C - Total purchase price allocation and old equity elimination

UNAUDITED PRO FORMA STATEMENTS OF OPERATIONS
	Twelve Month Period Ended December 31, 2007
		Historical			Pro Forma
	ISCO		Clarity	Adj		Combined

Net Sales	$9,637,298		$3,572,042			$13,209,340
Costs and Expenses:
Cost of Sales	5,911,813		1,536,666			7,448,479
Research and Development	2,801,777		2,941,265			5,743,042
Selling and Marketing	2,452,218		306,216			2,758,434
General and Administrative	3,974,396		1,155,724			5,130,120
Total Costs and Expenses	15,140,204		5,939,871			21,080,075

Operating (Loss) Income	(5,502,906)		(2,367,829)			(7,870,735)

Other Income (Expense), net	(919,505)		(8,886)			(928,391)

Net Loss (Income)	$(6,422,411)		$(2,376,715)			$(8,799,126)

ISCO Purchase Price Accounting for Clarity Acquisition (January 3, 2008)

Clarity Assets	$836,253
Adj
Net Assets	836,253

Clarity Liabilities	1,468,088
Adj	(1,240,000)	Included in cash to seller
Net Liabilities	228,088

Book value assets acquired	608,165

Intangible Assets:
PTT/LBS Tech	250,000	5 years
CLASS/RADiCL platforms	1,400,000	10 years
Alcatel-Lucent Relationship	300,000	3 years
Other Customer Relationships	130,000	5 years
Non-competition agmts	60,000	2 years
Goodwill	4,445,267
Total Acqusition Intangibles	6,585,267

Total Consideration	$7,193,432

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).  Controls and Procedures.

(a) Disclosure Controls and Procedures

The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms. The Company’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management, including its Chief Executive Officer and its Chief Financial Officer, evaluates the effectiveness of our disclosure controls and procedures. Based on an evaluation of the disclosure controls and procedures as of December 31, 2007, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective and that the consolidated financial statements fairly present our consolidated financial position and the results of our operations for the periods presented.

(b) Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for the integrity and fair presentation of our consolidated financial statements and all other financial information presented in this report. We prepared our consolidated financial statements using GAAP, and they reflect all material correcting adjustments. We made estimates and assumptions that affect amounts recorded in the financial statements and disclosures.

The Company’s management is responsible for establishing and maintaining an effective system of internal control over financial reporting. We established this system to provide reasonable assurance that assets are safeguarded from loss or unauthorized use, that transactions are recorded in accordance with GAAP under management’s direction, and that financial records are reliable for use when preparing financial statements. We support the internal control structure with careful selection, training and development of qualified personnel. The Company’s employees are subject to its Code of Conduct (Ethics Policy) designed to assure that all employees perform their duties with honesty and integrity. Also, this Policy covers all such directors and officers of the Company and its subsidiaries, including the Company’s Chief Executive Officer and Chief Financial Officer. We do not allow loans to executive officers. The aforementioned system includes a documented organizational structure and policies and procedures that we communicate throughout the Company. We are committed to taking prompt action to correct control deficiencies and improve the system.

All internal control structures and procedures for financial reporting, no matter how well designed, have inherent limitations. Even internal controls and procedures determined to be effective may not prevent or detect all misstatements. Changes in conditions or the complexity of compliance with policies and procedures creates a risk that the effectiveness of our internal control structure and procedures for financial reporting may vary over time.

The Company’s management, including its Chief Executive Officer and its Chief Financial Officer, evaluates the effectiveness of our internal control over financial reporting. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on an evaluation of the internal control over financial reporting as of December 31, 2007, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has concluded that the internal control over financial reporting was effective and that the consolidated financial statements fairly present our consolidated financial position and the results of our operations for the periods presented. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this item is incorporated herein by reference to the similarly named sections in our definitive proxy statement for the 2008 annual meeting of shareholders.

Code of Conduct and Ethics

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

The Code of Ethics includes procedures for reporting violations of the Code of Ethics. In addition, the Sarbanes-Oxley Act of 2002 requires companies to have procedures to receive, retain and treat complaints received regarding accounting, internal accounting controls or auditing matters and to allow for the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters. The Code of Ethics is intended to comply with the rules of the SEC and AMEX and includes these required procedures. The Code of Ethics is available on our website at www.iscointl.com (under “Investors”). We have also filed the Code of Ethics as Exhibit 14 to the Annual Report on Form 10-K for the year ended December 31, 2006.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to the similarly named sections in our definitive proxy statement for the 2008 annual meeting of shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the similarly named sections in our definitive proxy statement for the 2008 annual meeting of shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the similarly named sections in our definitive proxy statement for the 2008 annual meeting of shareholders.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the similarly named sections in our definitive proxy statement for the 2008 annual meeting of shareholders.

PART IV

  Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:

1. The following financial statements of the Company, with the report of independent auditors, are filed as part of this Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Operations for the Years Ended December 31, 2007 and 2006

Consolidated Statements of Stockholders’ Equity (Net Capital Deficiency) for the Years Ended December 31, 2007 and 2006

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007 and 2006

Notes to Consolidated Financial Statements

2. The following financial statement schedules of the Company are filed as part of this Form 10-K:

All financial schedules are omitted because such schedules are not required or the information required has been presented in the aforementioned financial statements.

3. Exhibits are listed in the Exhibit Index to this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March, 2008.

ISCO INTERNATIONAL

By:	/s/ GORDON REICHARD, JR.
Gordon Reichard, Jr.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 28th day of March, 2008.

/s/ GEORGE CALHOUN

Signature	Title

/s/ GORDON REICHARD, JR.	Chief Executive Officer and Director (Principal Executive Officer)
Gordon Reichard, Jr.

/s/ FRANK CESARIO	Chief Financial Officer (Principal Financial and Accounting Officer)
Frank Cesario

/s/ JAMES FUENTES	Director and General Manager
James Fuentes

/s/ AMR ABDELMONEM	Director, Chief Operating Officer and Chief Technology Officer
Amr Abdelmonem

/s/ RALPH PINI	Chairman of the Board of Directors
Ralph Pini

/s/ GEORGE CALHOUN	Director
George Calhoun

/s/ JOHN THODE	Director
John Thode

/s/ JOHN OWINGS	Director
John Owings

/s/ TORBJORN FOLKEBRANT	Director
Torbjorn Fokebrant

ISCO INTERNATIONAL
EXHIBIT INDEX

Exhibit Number	Description of Exhibits
2.1
Agreement and Plan of Merger by and between the Company, ISCO Illinois, Inc. (“ISCO Illinois”), Clarity Communication Systems Inc. (“Clarity”) and James Fuentes, dated November 13, 2007, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 20, 2007.

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

FORM10_K_HTM_D10K_HTM_TOC

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

10.13	ISCO International, Inc. Amended and Restated 1993 Stock Option Plan, incorporated by reference to Appendix C and D of the Company’s Definitive Proxy materials filed on May 22, 2001.

10.14
Secured 9 1/2 % Grid Note dated October 23, 2002 between ISCO International, Inc. and Alexander Finance L.P. in the principal amount of $1,752,400, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 24, 2002.

10.15
Secured 9 1/2 % Grid Note dated October 23, 2002 between ISCO International, Inc. and Manchester Securities Corporation in the principal amount of $2,247,600, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 24, 2002.

10.16
Registration Rights Agreement dated October 23, 2002 between ISCO International, Inc. Manchester Securities Corporation, and Alexander Finance L.P., incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on October 24, 2002.

10.17	ISCO International, Inc. 2003 Equity Incentive Plan, as amended incorporated by reference to Exhibit D of the Company’s Definitive Proxy materials filed on December 11, 2007.

10.18
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

10.23	Office/Service Center Lease Agreement dated July 20, 2004 between ISCO International, Inc. and D&K Elk Grove Industrial II, LLC, incorporated by reference to Exhibit 10.24 to the 2004 10-K.

10.24
Third Amended and Restated Loan Agreement dated November 10, 2004 between ISCO International, Inc., Manchester Securities Corporation, and Alexander Finance L.P., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 12, 2004.

10.25
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

FORM10_K_HTM_D10K_HTM_TOC

10.28
Securities Purchase Agreement dated July 25, 2005 by and among ISCO International, Inc. Alexander Finance, L.P., Grace Brothers LTD, Elliott Associates, L.P., and Elliott International, L.P., incorporated by reference to Exhibit 10.1 to the Company’s Current Report of Form 8-K filed on July 26, 2005

10.29
Amendment to and Waiver Under Loan Documents dated July 25, 2005 by and among ISCO International, Inc., Manchester Securities Corporation and Alexander Finance, L.P., incorporated by reference to Exhibit 10.2 to the Company’s Current Report of Form 8-K filed on July 26, 2005

10.30
Letter Agreement dated August 5, 2005 by and among ISCO International, Inc., Elliott Associates, L.P., and Elliott International, L.P., incorporated by reference to Exhibit 10.1 to the Company’s Current Report of Form 8-K filed on August 9, 2005.

10.31*
Thode Employment Agreement dated January 10, 2006 between ISCO International, Inc. and John S. Thode, incorporated by reference to Exhibit 10.1 to the Company’s Current Report of Form 8-K filed on January 17, 2006.

10.32*
Abdelmonem Employment Agreement dated January 12, 2006 between ISCO International, Inc. and Dr. Amr Abdelmonem, incorporated by reference to Exhibit 10.2 to the Company’s Current Report of Form 8-K filed on January 17, 2006.

10.33*
Restricted Stock Agreement dated January 12, 2006 by and between ISCO International, Inc. and Dr. Amr Abdelmonem, incorporated by reference to Exhibit 10.3 to the Company’s Current Report of Form 8-K filed on January 17, 2006.

10.34*
Employment Agreement dated February 6, 2006 between ISCO International, Inc. and Frank J. Cesario, incorporated by reference to Exhibit 10.1 to the Company’s Current Report of Form 8-K filed on February 9, 2006.

10.35*	Summary of Non-Employee Director Compensation Policy, incorporated by reference to Exhibit 10.1 to the Company’s Current Report of Form 8-K filed on February 24, 2006.

10.36
Securities Purchase Agreement by and among ISCO International, Inc., Manchester Securities Corporation and Alexander Finance, L.P. dated June 22, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 28, 2006.

10.37
5% Senior Secured Convertible Note by and between ISCO International, Inc. and Manchester Securities Corporation, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 28, 2006.

10.38
5% Senior Secured Convertible Note by and between ISCO International, Inc. and Alexander Finance, L.P., incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 28, 2006.

10.39
Registration Rights Agreement by and among ISCO International, Inc., Manchester Securities Corporation and Alexander Finance, L.P. dated June 22, 2006, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 28, 2006.

10.40
Fourth Amended and Restated Security Agreement by and among ISCO International, Inc., Spectral Solutions, Inc., Illinois Superconductor Canada Corporation, Manchester Securities Corporation and Alexander Finance, L.P. dated June 22, 2006, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on June 28, 2006.

10.41	Fourth Amended and Restated Guaranty of Spectral Solutions, Inc., incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on June 28, 2006.

10.42	Fourth Amended and Restated Guaranty of Illinois Superconductor Canada Corporation, incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on June 28, 2006.

10.43
Amendment to and Waiver Under the Third Amended and Restated Loan Agreement by and among ISCO International, Inc., Spectral Solutions, Inc., Illinois Superconductor Canada Corporation, Manchester Securities Corporation and Alexander Finance, L.P. dated June 22, 2006, incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on June 28, 2006.

10.44
Amendment to Loan Documents dated June 26, 2007 between the Company, Manchester Securities Corporation, Alexander Finance, L.P., ISCO International, Inc., Spectral Solutions, Inc. and Illinois Superconductor Corporation, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2007.

10.45
Amended and Restated 7% Senior Secured Convertible Note by and between ISCO International, Inc. and Manchester Securities Corporation, dated June 26, 2007, in the amount of $2,520,441.39, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2007.

10.46
Amended and Restated 7% Senior Secured Convertible Note by and between ISCO International, Inc. and Manchester Securities Corporation, dated June 26, 2007, in the amount of $1,522,687.06, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2007.

10.47
Amended and Restated 7% Senior Secured Convertible Note by and between ISCO International, Inc. and Manchester Securities Corporation, dated June 26, 2007, in the amount of $147,240.00, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2007.

10.48
Amended and Restated 7% Senior Secured Convertible Note by and between ISCO International, Inc. and Manchester Securities Corporation, dated June 26, 2007, in the amount of $1,121,625.00, incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2007.

10.49
Amended and Restated 7% Senior Secured Convertible Note by and between ISCO International, Inc. and Alexander Finance, LLC, dated June 26, 2007, in the amount of $1,622,405.00, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2007.

10.50
Amended and Restated 7% Senior Secured Convertible Note by and between ISCO International, Inc. and Alexander Finance, LLC, dated June 26, 2007, in the amount of $1,314,300.00, incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2007.

10.51
Amended and Restated 7% Senior Secured Convertible Note by and between ISCO International, Inc. and Alexander Finance, LLC, dated June 26, 2007, in the amount of $1,375,000.00, incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2007.

10.52
Amended and Restated 7% Senior Secured Convertible Note by and between ISCO International, Inc. and Alexander Finance, LLC, dated June 26, 2007, in the amount of $550,000.00, incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2007.

10.53
Registration Rights Agreement dated June 26, 2007, by and among ISCO International, Inc., Manchester Securities Corp. and Alexander Finance, L.P. , incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2007.

10.54*
Employment Agreement with Jim Fuentes, incorporated by reference to Exhibit B to the Agreement and Plan of Merger by and among ISCO International, Inc., ISCO Illinois, Inc., Clarity Communication Systems Inc. and James Fuentes (for himself and as Representative of the Clarity Rightsholders) filed as Exhibit 2.1 to ISCO International, Inc.’s Current Report on Form 8-K filed on November 20, 2007.

10.55
Registration Rights Agreement with Jim Fuentes and Certain Clarity Rightsholders, incorporated by reference to Exhibit C to the Agreement and Plan of Merger by and among ISCO International, Inc., ISCO Illinois, Inc., Clarity Communication Systems Inc. and James Fuentes (for himself and as Representative of the Clarity Rightsholders) filed as Exhibit 2.1 to ISCO International, Inc.’s Current Report on Form 8-K filed on November 20, 2007.

10.56
Amendment to and Consent and Waiver Under the Loan Documents by and among ISCO International, Inc., Spectral Solutions, Inc., Illinois Superconductor Canada Corporation, Manchester Securities Corporation and Alexander Finance, L.P. dated January 3, 2008, filed as exhibit 10.3 to ISCO International, Inc.’s Current Report on Form 8-K filed on January 9, 2008.

10.57
New Amended and Restated 7% Senior Secured Convertible Note by and between ISCO International, Inc. and Alexander Finance, LLC, dated January 3, 2008, in the amount of $1,500,000.00, filed as exhibit 10.4 to ISCO International, Inc.’s Current Report on Form 8-K filed on January 9, 2008.

10.58
Registration Rights Agreement by and between ISCO International, Inc. and Alexander Finance, L.P. dated January 3, 2008, filed as exhibit 10.5 to ISCO International, Inc.’s Current Report on Form 8-K filed on January 9, 2008.

10.59
Amendment and Termination and Release of Guaranty by and between the Company, Manchester Securities Corporation, Alexander Finance, L.P., Illinois Superconductor Canada Corporation and Spectral Solutions, Inc., dated January 31, 2008, filed as exhibit 10.1 to ISCO International, Inc.’s Current Report on Form 8-K filed on January 31, 2008.

10.60
Fifth Amended and Restated Security Agreement by and between the Company, Clarity Communication Systems, Inc., Manchester Securities Corporation and Alexander Finance, L.P., dated January 31, 2008, filed as exhibit 10.2 to ISCO International, Inc.’s Current Report on Form 8-K filed on January 31, 2008.

10.61
Guaranty of Clarity Communication Systems, Inc., by and between the Company, Clarity Communication Systems, Inc., Manchester Securities Corporation and Alexander Finance, L.P., dated January 31, 2008, filed as exhibit 10.3 to ISCO International, Inc.’s Current Report on Form 8-K filed on January 31, 2008.

10.62*	Employment Agreement by and between the Company and Amr Abdelmonem, dated February 19, 2008, filed as exhibit 10.1 to ISCO International, Inc.’s Current Report on Form 8-K filed on February 22, 2008.

10.63*
Restricted Stock Agreement by and between the Company and Amr Abdelmonem, dated February 19, 2008, filed as exhibit 10.2 to ISCO International, Inc.’s Current Report on Form 8-K filed on February 22, 2008.

10.63
Employment Agreement dated March 5, 2008 between ISCO International, Inc. and Mr. Gordon E. Reichard, Jr., filed as exhibit 10.1 to ISCO International, Inc.’s Current Report on Form 8-K filed on March 10, 2008.

10.64
Restricted Stock Agreement dated March 10, 2008 by and between ISCO International, Inc. and Mr. Gordon E. Reichard, Jr., filed as exhibit 10.2 to ISCO International, Inc.’s Current Report on Form 8-K filed on March 10, 2008.

10.65
Assignment Agreement between ISCO International, Inc., Grace Investments, Ltd., and Manchester Securities Corporation filed as exhibit 10.1 to ISCO International, Inc’s Current Report on Form 8-K filed on March 25, 2008.

14	Code of Ethics incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K filed on March 30, 2004.

21**	List of subsidiaries: Clarity Communication Systems, Inc., an Illinois corporation.

23.1**	Consent of Grant Thornton LLP

31.1**	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2**	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32**	Certification Pursuant To 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit on this Form 10-K.
**	Filed herewith.