Form 10-K/A
ISCO INTERNATIONAL INC
filed 2008-04-29
CIK 888693

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes   ☒     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this on Form 10-K or any amendment to this on Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of  “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if a Smaller reporting company)

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

As of March 31, 2008, there were approximately 223 million shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

Explanatory Note

Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the “Annual Report”) filed with the Securities and Exchange Commission on March 28, 2008 is being filed for the sole purpose of including certain additional information required by Part III of this Form 10-K.  Any reference to “we,” the “Company” or “us” shall refer to ISCO International, Inc.

 PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Company’s Board of Directors currently consists of eight directors. In the interest of effective governance, the board consists of a single class of directors, with each director serving a one-year term. Each year the full class of directors is subject to stockholder vote. At the Company’s 2008 annual meeting, stockholders will vote on the election of eight directors. Each director elected at the annual meeting will serve until the 2009 annual meeting of stockholders and until such director’s successor has been elected and qualified, except if the director resigns, is removed or dies before such time.

The board members include employee directors Mr. Gordon Reichard, Jr., Dr. Amr Abdelmonem, and Mr. James Fuentes and non-employee directors Dr. George Calhoun, Mr. Ralph Pini, Mr. Torbjorn Folkebrant, Mr. John Owings and Mr. John Thode.

Described below is certain information concerning each director. Each of the members of the Board of Directors is independent as defined by the AMEX corporate governance listing standards other than Mr. Reichard, Dr. Abdelmonem, Mr. Fuentes and Mr. Thode.

Name	Age	Position with the Company	Served as Director Since	Term Expires
Gordon Reichard, Jr.	47	Director, Chief Executive Officer	2008	2008
Ralph Pini	55	Chairman of the Board of Directors	2004	2008
Amr Abdelmonem	42	Director, Chief Operating Officer and Chief Technology Officer	2002	2008
George Calhoun	55	Director	1999	2008
Torbjorn Folkebrant	52	Director	2008	2008
James Fuentes	52	Director and Chief Strategy Officer	2003	2008
John Owings	58	Director	2007	2008
John Thode	50	Director	2005	2008

Mr. Reichard joined the Company as Chief Executive Officer during March 2008.  He has worked in several functions within the telecommunications and technology sectors, including President and GM at Ameritech, President, CEO and Founder of Telenisus and Vice President of Marketing at Westell. Mr. Reichard began his career as an Electrical Engineer with Zenith Electronics, and then Product and Sales positions at US Robotics/3Com and continues as a Principal with The Magis Group.

Mr. Pini is currently Associate Dean at the University of Illinois, Chicago, and the former Senior Vice President and Chief Technology Officer, Personal Communications Sector, Motorola, Inc. He has spent twenty-eight years in the global wireless industry. During this period he has been with Motorola’s Personal Communications Group, where he managed the global R&D organization and, prior to retirement, was the CTO for the group responsible for innovation, technology platforms, and advanced technologies. He has broad experiences across GSM, CDMA, and UMTS platforms. He received his MBA from Lake Forest Graduate School of Management, and both his MS in Electrical Engineering and his BS in Electrical and Computer Science from the University of Illinois, Chicago. Mr. Pini served as interim CEO from November 2007 until March 2008, when Mr. Reichard joined the Company.  Mr. Pini serves as Chairman of the Board of Directors, and serves on the Governance and Compensation Committees.

Dr. Abdelmonem joined the Company in January 1995 and was promoted to Director of Engineering in August 1998, to Vice President of Development Engineering in March 1999, to Chief Technology Officer in December 1999 and additionally served as Chief Executive Officer from June 2002 through January 2005. Dr. Abdelmonem joined the Board of directors in July 2002. Before joining the Company, Dr. Abdelmonem was an engineer with Exxon Corporation in Egypt. Subsequently, he was affiliated with the University of Maryland in a number of research and teaching positions where much of his research focused on semi-conductor laser and advanced filter design. Dr. Abdelmonem earned his B.S. and M.S. degrees in Electrical Engineering from Ain-Shams University in Cairo, Egypt, and his Ph.D. from the University of Maryland. Much of his research focused on semi-conductor laser design, superconducting technology and advanced filter design. Dr. Abdelmonem is a Senior Member of the IEEE and has published numerous documents for industry conferences and trade journals. He holds five patents and has ten patent applications pending. Dr. Abdelmonem holds an M.B.A. from the University of Chicago.  Dr. Abdelmonem assumed the role of Chief Operating Officer during 2008.

Dr. Calhoun has served as a director since November 1999 and served as the Chief Executive Officer of the Company from November 1999 to June 2002 and as Chairman of the Board from November 2000 to September 2002, and interim Chairman of the Board from November 2007 through March 2008. Dr. Calhoun joined the Stevens Institute of Technology in July 2003 as Executive-in-Residence, where he teaches in the Undergraduate Program for Business & Technology, at the Howe School of Technology Management. Dr. Calhoun has spent 25 years in the high-tech segment of the wireless communications industry. He previously worked for InterDigital Communications Corporation (NASDAQ: IDCC), where he was involved for twelve years in the pioneering development of digital cellular technology. Subsequently, he was Vice-Chairman of Geotek Communications, and was Chairman of an engineering joint venture based in Israel, to develop a spread spectrum frequency-hopping radio system for fleet radio communications. He also served as Chairman of the Board and Audit Committee for Airnet Communications, a smart antenna and software-defined radio technology company. He is also a member of the Board of Clearstory Systems (NASDAQ: CSYS.OB), a company in the business of electronic content management and digital archiving software. In 2005, he joined the Board of PlayLogic Entertainment, Inc. (NASDAQ: PLGC.OB), a company in the business of developing and publishing videogames. Dr. Calhoun holds one patent (on wireless system architectures), and has published several books on wireless communications, including the best-selling Digital Cellular Radio (Artech, 1988). His most recent book is Third Generation Wireless Systems: Post-Shannon Signal Architectures (Artech, 2003). He has also been a Visiting Professor at the Leiden University School of Management in the Netherlands. Dr. Calhoun has a BA degree from the University of Pennsylvania, and a Ph.D. from the Wharton School. Dr. Calhoun serves on the Compensation Committee and is Chairman of the Audit Committee.

Mr. Folkebrant joined the Board during 2008, having spent more than 12 years with Ericsson, was President and CEO of Ericsson France, SA where he built a very successful operation, and started and built a successful RF Amplifier and Energy Systems Organization in the USA. Most recently he was the Chairman and President of Fractus SA, Barcelona Spain and has helped build the European customer base for US-based Paratek Microwave.  Mr. Folkebrant serves on the Audit and Governance Committees.

Mr. Fuentes was elected to the Board in November 2003. He is Founder of Clarity Communication Systems, Inc. (“Clarity”), an Aurora, IL wireless software and systems development company formed in 1998 and acquired by the Company during January 2008, at which time Mr. Fuentes became an employee of ISCO. Previously, Mr. Fuentes served at Lucent Technologies (formerly AT&T Bell Labs) for ten years in various positions, most recently as a senior manager in software development. Currently Mr. Fuentes sits on the WESTEC Advisory Board. He received a B.S. degree majoring in Aeronautical Engineering with a second major in Computer Science from Embry-Riddle Aeronautical University.

Mr. Owings joined the Board in August of 2007.  Mr. Owings serves on both the Audit and Governance Committees, and is Chairman of the Compensation Committee.  Mr. Owings is currently employed as Vice President, Finance of Nortel Networks (NYSE: NT), and has responsibility for the Carrier Networks business, NT’s largest segment. The Carrier Networks business is a global provider of hardware and software solutions for the wire line and wireless telecommunications industry. Prior to joining Nortel, Mr. Owings served as Chief Financial Officer of Ygomi LLC, a privately held technology firm based in Oak Brook, IL, Air Products and Chemicals, Inc, (NYSE: APD) in Allentown, PA, and the Personal Communications Sector of Motorola, Inc. (NYSE: MOT).  Mr. Owings has a BS, in Accountancy and a Masters in Business Administration from Northern Illinois University.  He is also a member of the Executive Advisory Board of the Northern Illinois University School of Business.

Mr. Thode received his BSEE from the University of Illinois, his MSEE from Illinois Institute of Technology, and his Master of Management from J.L. Kellogg School of Management at Northwestern University. He joined Motorola in 1979, and for the next 25 years held numerous titles throughout its wireless industry businesses, including the Wireless Network Systems Group and the CDMA Systems Group. He has broad experience in wireless network infrastructure and handsets. He has led large product development and engineering teams. He has also negotiated substantial supplier and customer contracts and structured numerous strategic relationships. Most recently he served as Vice President & General Manager, 3G Consumer Products, Personal Communications Sector, where he created Motorola’s UMTS product lines. Before that, he was Senior Director & General Manager, Wireless Access Systems Division.  Mr. Thode served as the Company’s Chief Executive Officer from January 2005 until November 2007, when he joined Dell Corporation.

Audit Committee

The Audit Committee consists of three directors, Dr. George Calhoun (Chairman), Torbjorn Folkebrant and John Owings, all of whom are “independent” as defined by the rules of the Securities and Exchange Commission and American Stock Exchange (“AMEX”). The Board of Directors has determined that Dr. Calhoun is an “Audit Committee financial expert” as defined in regulations of the Securities and Exchange Commission under the Sarbanes-Oxley Act of 2002.

Code of Conduct

The Company has a Code of Business Conduct and Ethics, which was attached as an exhibit to the Company’s 2003 Annual Report on Form 10-K, filed with the SEC on March 30, 2004. The Company requires all employees, officers and directors to adhere to this Code in addressing the legal and ethical issues encountered in conducting their work. The Code of Business Conduct and Ethics requires that the Company’s employees avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner, and otherwise act with integrity and in the Company’s best interest. The Company’s Code of Business Conduct and Ethics is intended to comply with Item 406 of the SEC’s Regulation S-K and the rules of the American Stock Exchange.

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

Compensation Committee Interlocks and Insider Participation

During 2007, John Owings became Chairman of the Compensation Committee of the Board of Directors. Mr. Owings does not currently serve, nor has he ever served, as an officer of the Company. There are no compensation committee interlocks between the Company and any other entity involving the Company’s or such entity’s executive officers or board members. Mr. Folkebrant, who joined the Compensation Committee during 2008, is neither an officer of the Company nor does he have any similar interlocks.  Mr. Pini served as acting Chief Executive Officer from the date of Mr. Thode’s termination of employment during November 2007 and until Mr. Reichard was hired in March 2008.  Following the hiring of Mr. Reichard, Mr. Pini ceased to be an officer of the Company, and has never had any interlock.

Meetings

During the year ended December 31, 2007, the Board held 10 meetings. Except for Mr. Fenger, who each attended 40% of the Board meetings, each director attended at least 75% of the aggregate of the number of Board meetings (during the period of his service as a director). The Audit Committee held 8 meetings during 2007.   Except for Mr. Fenger, who attended 38%, each director attended at least 75% of the aggregate number of meetings (during the period of his service as a director). The Company does not have a formal policy regarding director attendance at Annual Meetings of Stockholders. However, the Company does ask directors to use their best efforts to be available for, and attend, the Annual Meeting of Stockholders. All directors except Mr. Fenger attended the 2007 Annual Meeting of Stockholders.

Independent Directors

The Board has determined that Dr. Calhoun and Messrs. Folkebrant and Owings are each “independent” pursuant to Section 121A of the American Stock Exchange (“AMEX”) rules.  Mr. Pini is also independent, and though his recent service as interim CEO makes him unable to serve on the Audit Committee, he is properly able to serve as an independent director and member of the Compensation and Governance committees.

Committees of the Board

The Board has established an Audit Committee, a Compensation Committee, and a Corporate Governance Committee each of which is comprised entirely of “independent directors” as that term is defined under Securities and Exchange Commission (“SEC”) and AMEX rules.

The Audit Committee, established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), consists of three directors, Dr. Calhoun (Chairman), Mr. Owings and Mr. Folkebrant. Mr. Powers served on the Committee until he retired from the Board during June 2007, when his place was taken by Mr. Fuentes prior to the acquisition of Clarity, and ultimately Mr. Owings.  Mr. Fenger served on the Committee during 2007 and ultimately terminated Board service during 2008, with his position in the Audit Committee taken by Mr. Folkebrant.  All of these directors were/are “independent” as defined by the rules of the SEC and AMEX. The Board of Directors has determined that Dr. Calhoun is an “Audit Committee financial expert” as defined in regulations of the SEC under the Sarbanes-Oxley Act of 2002. The Audit Committee has responsibility for selecting the Company’s independent auditors, reviewing the plan and scope of the audit, approving any non-audit services provided by the Company’s independent auditors, reviewing the Company’s audit and control functions, oversight of the Company’s insider trading policy and reporting to the full Board regarding all of the foregoing. The Audit Committee held eight meetings in 2007.

The Compensation Committee consists of Mr. Owings (Chairman), Mr. Pini and Mr. Folkebrant.  Dr. Singer was a member of the Compensation Committee until March 2007, when he terminated Board service. Mr. Powers retired from the Board and the Committee during June 2007.  Mr. Fuentes served on the Committee prior to the acquisition of Clarity by ISCO.  The Compensation Committee has responsibility for recommending to the Board guidelines and standards relating to the determination of executive compensation, reviewing the Company’s executive compensation policies and reporting to the full Board regarding the foregoing. The Compensation Committee also has responsibility for administering the Company’s 2003 Equity Incentive Plan, as amended (the “2003 Plan”), determining the number of options and shares of restricted stock to be granted to the Company’s executive officers and employees pursuant to the 2003 Plan and reporting to the full Board regarding the foregoing functions. The Compensation Committee has responsibility for approving all executive compensation, has oversight authority over Management recommendations for the compensation of other employees, and must specifically approve each award under the 2003 Plan, regardless of the award level or recipient. The CEO will from time to time prepare analyses of Company and/or individual performance, including of Named Executive Officers (NEOs) and may recommend a specific course of action. Ultimately the Compensation Committee, in conjunction with the full Board for significant items as it and the Board deem appropriate (such as final approval of a new employment agreement with the CEO), has the authority to accept, change, or reject these analyses and/or recommendations. The Compensation Committee may retain and terminate compensation consultants and/or attorneys to assist in the evaluation of director, CEO, executive officer, or other compensation, including the sole authority to approve related consultant/legal fees and other retention terms. The Compensation Committee held four meetings in 2007.

The Corporate Governance Committee was formed during 2004 and consists of Mr. Pini (Chairman), Mr. Owings and Mr. Folkebrant.  Mr. Fuentes served on this Committee prior to the acquisition of Clarity by ISCO, and Mr. Fenger served on this Committee prior to the termination of his Board service during 2008.  The Corporate Governance Committee acts as both the Board’s corporate governance committee and nominating committee. The Corporate Governance Committee reviews and makes recommendations to the Board regarding Board organization, membership (including the identification and recommendation of potential candidates for election to the Board), function and effectiveness, and committee structure, membership, function and effectiveness. The Corporate Governance Committee evaluates the performance of the Board as a whole, the Committees and the individual directors. The Corporate Governance Committee held four meetings during 2007.

Director Nominations

The Corporate Governance Committee currently serves as our nominating committee. The Corporate Governance Committee seeks director candidates based upon a number of qualifications, including their independence, knowledge, judgment, character, leadership skills, education and experience. The Corporate Governance Committee particularly emphasizes significant experience in the wireless telecommunications industry.

As part of the process of selecting Board candidates, the Corporate Governance Committee reviews the appropriate skills and characteristics required of Board members. The Corporate Governance Committee does not generally rely upon third-party search firms to identify board candidates. Instead, it relies on recommendations from a wide variety of its business contacts, including current executive and other officers, directors and stockholders, as a source for potential Board candidates. The Corporate Governance Committee evaluates the above criteria as well as the current composition of the Board and the need for audit committee expertise. The Corporate Governance Committee then recommends to the Board for nomination the candidates which it believes best suit the needs of the Company.
In accordance with the provisions of our By-Laws, a stockholder entitled to vote at such meeting may nominate candidates for election to the board of directors.

A stockholder who wishes to nominate a director candidate must timely deliver a notice to the Secretary of the Company delivered to, or mailed and received by, the Secretary of the Company at the principal executive offices of the Company at 1001 Cambridge Drive, Elk Grove Village, IL 60007. To be timely, the notice must be delivered not less than 60 days nor more than 90 days prior to the meeting; provided, however, that if the Company has not publicly disclosed (in the manner provided in the By-Laws) the date of the meeting at least 70 days prior to the meeting date, the notice must be received not later than the close of business on the tenth day following the day on which the Company publicly discloses the meeting date.

To be in proper written form, a stockholder’s notice to the Secretary must set forth (a) as to each person whom the stockholder proposes to nominate for election as a director all information relating to the person that would be required to be disclosed in solicitations of proxies for election of directors, or is otherwise required, in each case pursuant to Regulation 14A of the Exchange Act, including such person’s written consent to being named in the proxy statement as a nominee and to serving as director if elected; and (b) as to the stockholder giving the notice (i) the name and record address of such stockholder as they appear on the Company’s books and (ii) the number of shares of the Company which are beneficially owned by such stockholder, by class and series.

Stockholders’ nominees that comply with these procedures will receive the same consideration at the Annual Meeting of Stockholders that other nominees receive.

Policy for Stockholder Communication with Directors

Stockholders may communicate with the members of the Board of Directors, either individually or collectively, by writing to the Board at 1001 Cambridge Drive, Elk Grove Village, IL 60007. These communications will be reviewed by the office of the Company’s Corporate Secretary as agent for the non-management directors in facilitating direct communication to the Board of Directors. The Secretary’s office will treat communications containing complaints relating to accounting, internal accounting controls, or auditing matters as reports under the Company’s Whistleblower Policy. Further the Secretary’s office will disregard communications that are bulk mail, solicitations to purchase products or services, not directly related either to the Company or to the non-employee directors’ roles as members of the Board, sent other than by stockholders in their capacities as such or from particular authors or regarding particular subjects that the non-employee directors may specify from time to time, and all other communications which do not meet the applicable requirements or criteria described below, consistent with the instructions of the non-employee directors.

General Communications

The Secretary’s office will summarize all stockholder communications directly relating to the Company’s business operations, its Board, its officers, its activities or other matters and opportunities closely related to the Company. This summary and copies of the actual stockholder communications will then be circulated to the Chairman of the Corporate Governance Committee on a biweekly basis.

Stockholder Proposals and Nominations

Stockholder proposals are reviewed by the Secretary’s office for compliance with the requirements for such proposals set forth in the Company’s Bylaws and in Rule 14a of the Exchange Act and as described in this Statement. Stockholder proposals that meet these requirements will be summarized by the Secretary’s office. Summaries and copies of the stockholder proposals are circulated to the Chairman of the Corporate Governance Committee.

Stockholder nominations for directors are reviewed by the Secretary’s office for compliance with the requirements for such nominations that are set forth in the Company’s Bylaws and as described in this Proxy Statement. Stockholder nominations that meet these requirements are summarized by the Secretary’s office. Summaries and copies of the nominations are circulated to the Chairman of the Corporate Governance Committee.

Retention of Shareholder Communications

Any stockholder communications which are not circulated to the Chairman of the Corporate Governance Committee because they do not meet the applicable requirements or criteria described above will be retained by the Secretary’s office for at least ninety calendar days from the date on which they are received, so that these communications may be reviewed by the non-employee directors to whom they were addressed should any of the non-employee directors elect to do so.

Distribution of Shareholder Communications

Except as otherwise required by law or upon the request of a non-employee director, the Chairman of the Corporate Governance Committee will determine when and whether a stockholder communication should be circulated among one or more members of the Board and/or Company management.

Executive Officers

Set forth below is a table identifying executive officers of the Company who are not identified in the tables entitled “Directors.” Biographical information for Mr. Reichard, Mr. Fuentes and Dr. Abdelmonem are set forth above under “Directors.”

Name	Age	Position with Company
Frank Cesario	38	Chief Financial Officer

Mr. Cesario joined the Company during August 2000 as Controller and served as Acting Chief Financial Officer beginning April 2002 and has served as Chief Financial Officer since December 2002. Previously, Mr. Cesario was Group Controller for copper and brass producer Outokumpu Copper, Inc. and subsidiaries, a U.S. group with approximately $500 million in annual revenue and owned by Helsinki-based Outokumpu Oyj. Mr. Cesario has an MBA (Finance) from DePaul University in Chicago, a B.S. in Accountancy from the University of Illinois, and began his career at KPMG Peat Marwick.

The Board of Directors elects officers annually and such officers, subject to the terms of certain employment agreements, serve at the discretion of the Board. See “Executive Compensation”. The Company has entered into employment agreements with Mr. Reichard, Mr. Fuentes, Dr. Abdelmonem and Mr. Cesario. There are no family relationships among any of the directors or executive officers of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers (as defined under Section 16(a) of the Securities Exchange Act), directors and persons who own greater than 10% of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the SEC. Based solely on a review of the forms it has received and on written representations from certain reporting persons that no such forms were required for them, the Company believes that during 2007 and through the date of this report , except for the initial filing for Mr. Folkebrant upon becoming a director, subsequently reported on Form 3 by Mr. Folkebrant, the forfeiture of 2,000,000 shares of common stock by Amr Abdelmonem and the forfeiture of 4,000,000 and termination of an additional 500,000 shares by John Thode, all of which awards and purchases were subsequently reported on Form 4 by the respective filers, all of the Section 16(a) filing requirements applicable to its officers, directors and 10% beneficial owners were complied with by such persons.

 Item 11.  Executive Compensation

The following table provides information concerning the annual and long-term compensation for services in all capacities to the Company for the years ended December 31, 2007 and 2006 of (i) each person who served as the Company’s chief executive officer and (ii) the two most highly compensated executive officers whose salary and bonus for services rendered in all capacities to the Company for the fiscal year ended December 31, 2007 exceeded $100,000 (collectively, the “Named Executive Officers”).

Director Compensation The following Director Compensation table sets forth information concerning compensation for services rendered by directors of the Company for fiscal year 2007.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
James Fuentes (4)	$31,600	$10,800	None	None	None	None	$42,400

Dr. George Calhoun	$28,600	$9,700	None	None	None	None	$38,300

Michael Fenger (1)	$14,400	$4,600	None	None	None	None	$19,000

Ralph Pini (5)	$26,600	$9,300	None	None	None	None	$35,900

Tom Powers (2)	$15,000	$5,200	None	None	None	None	$20,200

John Owings	$11,300	$3,300	None	None	None	None	$14,600

(1)	Mr. Fenger left the Board of Directors during 2008
(2)	Mr. Powers retired from the Board of Directors during June 2007
(3)	Mr. Folkebrant joined the Board of Directors during 2008
(4)	Mr. Fuentes did not become an employee of the Company until January 2008, and thus received compensation as a non-employee director
(5)	Mr. Pini was not compensated as a non-employee director while he served as interim CEO (November 2007 – March 2008)

Stock award value is based on the price of the Company’s stock on the date of grant, consistent with the Company’s accounting expense for such grants under FAS 123(R). Directors are paid for service, capacity and committee involvement. The Company does not pay for meetings, beyond reimbursement of reasonable expenses, nor does the Company penalize directors for failing to attend a minimum number or percentage of meetings.

During 2007 the Company provided Non-Employee Directors, in addition to certain cash payments as described below, a grant of 25,000 restricted shares of the Company’s common stock, a grant of 12,500 restricted shares of common stock for service as the chairman of the Board of Directors or one of the Board’s three committees, and a grant of 7,500 restricted shares of common stock for service on a Board committee. All such grants vest over one year on a quarterly basis on September 15, December 15, March 15 and June 15 of the service year. This compensation is intended to vest as closely as practical to the relevant service period, in this case from the June 2007 annual meeting of shareholders.

During 2007 the Board also provided cash payments to Non-Employee Directors for their service to the Company. Under this program, non-employee directors received $1,800 per month for serving on the Board. In addition, the respective Chairmen of the Board and the three committees (Audit, Compensation, and Governance) each received $400 per month for such service. Non-Employee Directors who serve on these committees in roles other than chairman each received $300 per month. This 2007 program was, and is, intended to be an annual program until such time as the program is changed.

All non-employee directors are reimbursed for their reasonable out-of-pocket expenses incurred in attending Board and Committee meetings.

Summary Compensation Table

	Salary ($)	Bonus ($)	Stock Awards ($)	Options Awards ($)	Non Equity Incentive Plan Compensation Plan ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
John Thode (1)
President and Chief Executive Officer
2007	322,000	-	160,000	-	-	-	-	482,000
2006	300,000	50,000	320,000	-	-	-	-	670,000

Dr. Amr Abdelmonem (2)
Chief Technology Officer
2007	255,000	-	277,500	-	-	-	-	532,500
2006	250,000	7,500	277,500	-	-	-	-	535,000

Frank Cesario
Chief Financial Officer
2007	180,000	-	68,750	-	-	-	-	248,750
2006	172,000	15,000	47,675	-	-	-	-	234,675

(1) Mr. Thode's employment with the Company terminated during November 2007. This event reduced both this salary for the year ($350,000 per his employment agreement), but also caused him to forfeit 50% of  his stock award for 2007.

Mr. Ralph Pini became the Company's interim CEO during November 2007. His total cash compensation for 2007 was $21,000.  While no stock award was made for Mr. Pini during his tenure of 2007, the Compensation Committe of the Board announced that it expected to award Mr. Pini $500 of restricted stock per week of service as interim CEO. Had that occurred for his tenure during 2007, he would have received approximately $4,000 of stock awards for the period.

(2). Dr. Abdelmonem became the Company's Chief Operating Officer during 2008.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2007 and 2006:

			Option Awards				Stock	Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units of Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Name	Exerciseable	Unexercisable	(#)	($)	(1)	(#)	($)	(#)	($)
As of December 31, 2007
John Thode	1,100,000	-	-	$ 0.43	2/2/2008	-	-	-	-
Dr. Amr. Abdelmonem	262,499	-	-	$ 0.11	1/1/2013	-	-	-	-
Frank Cesario	-	-	-	-	-	187,500	$ 35,625	-	-
As of December 31,2006
John Thode	1,100,000	-	-	$ 0.43	2/2/2008	1,000,000	$ 340,000	2,000,000	$ 680,000
Dr. Amr Abdelmonem	262,499	-	-	$ 0.11	1/1/2013	750,000	$ 255,000	1,000,000	$ 340,000
Frank Cesario	-	-	-	-	-	375,000	$ 127,500	-	-

(1) Mr. Thode's options expire of ten years following the date of grant or sixty days following termination of employment.

PENSION BENEFITS

The Company does not have a defined-benefit pension or similar program. It maintains a Defined Contribution 401(k) program.

2007 and 2006 NON-QUALIFIED DEFERRED COMPENSATION
The Company had no such programs to disclose.

EMPLOYMENT AGREEMENTS AND POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

 Reichard Employment Agreement

On March 10, 2008, the Company entered into an employment agreement with Mr. Reichard.  The term of the agreement is for two years; provided however, that upon the eighteen-month anniversary of the Effective Date and each day thereafter, the term of the Employment Agreement will be extended for one additional day unless the Company provides written notice to Mr. Reichard that it will not extend the term.  Mr. Reichard’s annual base salary will be $250,000 for the first twelve months.  Prior to the 12 month anniversary of the agreement, the Company and Mr. Reichard will negotiate in good faith an increase in base salary for months 13 through 24.  Mr. Reichard is also eligible for a cash performance bonus of up to $80,000, provided the Company achieves certain mutually agreed upon performance goals.  Bonus payments will be payable promptly upon the Company’s conclusion that the performance measures have been achieved, and in no event, later than the filing date of the Company’s Annual Report on Form 10-K for that particular year.  Mr. Reichard will be able to participate in the Company’s benefit plans, subject to applicable eligibility and participation requirements.  Mr. Reichard’s employment may be terminated at any time.  If the Company terminates Mr. Reichard without Cause or Mr. Reichard resigns from the Company for Good Reason (each as defined in the employment agreement) prior to six months of continuous employment, Mr. Reichard will receive monthly severance payments equal to 1/12th of his base salary for a period of three months, in addition to accrued but unpaid base salary and any accrued but unused vacation as of the date of termination.  If the Company terminates Mr. Reichard without Cause or Mr. Reichard resigns from the Company for Good Reason after six months of continuous employment, Mr. Reichard will receive monthly severance payments equal to 1/12th of his base salary for a period of six months, in addition to accrued but unpaid base salary and any accrued but unused vacation as of the date of termination.  If Mr. Reichard’s employment is terminated for any other reason, including termination by the Company for Cause, Mr. Reichard will be entitled to payment of accrued and unpaid salary and accrued but unused vacation through the date of such termination.  Mr. Reichard’s employment agreement also contains customary restrictive covenants, including non-competition and non-solicitation provisions for a period of two years following the cessation of employment.

In addition to the employment agreement, the Company also entered into a restricted stock award agreement (“Reichard Stock Agreement”) with Mr. Reichard, pursuant to which the Company granted Mr. Reichard 2,000,000 shares of restricted stock (the “Reichard Restricted Shares”).  Under the Richard Stock Agreement, Mr. Reichard is eligible for additional grants of up to 3,000,000 shares (the “Reichard Performance Shares”).  The Reichard Restricted Stock shall, if Mr. Reichard has been continuously employed through the vesting date, to the Company, as applicable, through the following dates, vest pursuant to the following schedule: i) 250,000 on March 17, 2008; ii) an additional 250,000 on August 30, 2008; iii) an additional 500,000 on February 28, 2009; iv) an additional 500,000 on August 30, 2009; v) an additional 250,000 on February 28, 2010; and vi) an additional 250,000 on August 30, 2010.  For fiscal years 2008 and 2009, Mr. Reichard is eligible, upon attainment of performance goals determined by the Company, for grants of up to 1,500,000 of additional restricted shares for each fiscal year as follows: 500,000 shares upon attainment of 80% of the specified performance goals, 1,000,000 total shares upon achievement of 100% of the specified performance goals and 1,500,000 total shares upon achievement of 130% of the specified performance goals, or an interpolated amount for accomplishing between 100% and 130% of approved performance goals.  For the 2009 fiscal year, additional restricted shares and/or cash compensation may be considered by the Compensation Committee if performance exceeds 130% of specified goals.

Upon termination of Mr. Reichard’s service to the Company for any reason or for no reason, any shares of Reichard Restricted Stock which have not prior to the effective date of such termination become vested will be forfeited and no additional Reichard Performance Shares will be issued.  However, if, Mr. Reichard is terminated without Cause prior to December 15, 2009, 250,000 shares of Reichard Restricted Shares will vest as of the date of the termination.  If there occurs a Change in Control of the Company (as defined in the Reichard Restricted Stock Agreement) prior to December 31, 2009 and Mr. Reichard remains in continuous service to the Company through the date of that Change in Control, then immediately prior to (but contingent upon) the occurrence of that Change in Control any unvested Reichard Restricted Stock will vest and the Reichard Performance Shares otherwise subject to issuance under the Reichard Restricted Stock Agreement based on performance in the fiscal year of the Change in Control will be issued to the extent that performance for the portion of that year that transpires prior to the Change in Control meets or exceeds a pro-rata portion of the performance goals specified by the Board for that year.  The Reichard Restricted Stock and the Reichard Performance Shares were granted pursuant to the terms of the 2003 Plan.

Abdelmonem Employment Agreement

On February 19, 2008, the Company entered into an Agreement with Dr. Amr Abdelmonem to include his service as the Company’s Chief Operating Officer in addition to his continued service as the Company’s Chief Technology Officer.  This agreement replaced the employment agreement between Mr. Abdelmonem and the Company dated January 1, 2006 (the “Prior Employment Agreement”). Except as noted below with respect to his annual bonus opportunity, this new agreement continues Dr. Abdelmonem’s employment with the Company on substantially the same terms, including salary, as under the Prior Employment Agreement.  Under Dr. Abdelmonem’s employment agreement, Dr. Abdelmonem’s annual base salary is $255,000, subject to future adjustment as determined by the Compensation Committee.

Under the Prior Employment Agreement, Dr. Abdelmonem was eligible for a cash annual bonus of between 25 and 100 percent of his base salary, based on the achievement of performance goals established by the Board or the Compensation Committee.  Under the new employment agreement, Dr. Abdelmonem continues to be eligible for an annual bonus based on the achievement of corporate and individual goals established by the Board or the Compensation Committee, but that bonus will generally be paid in shares of restricted stock, with up to 1,000,000 restricted shares with immediate vesting may be awarded. The Board reserves the right, in its discretion, to make additional awards in cash or stock for extraordinary performance in excess of plan goals.  No bonus will be payable to Dr. Abdelmonem with respect to a given year if he fails to be employed by the Company through the first day of the following year (or, in the case of a termination by the Company for cause, through the date of actual bonus payment).  Dr. Abdelmonem’s employment may be terminated at any time. If the Company terminates Dr. Abdelmonem without cause or Dr. Abdelmonem resigns for good reason (as defined in the employment agreement), he will receive a lump sum payment equal to 50% of his base salary, any annualized bonus earned for the fiscal year of termination, and waiver of the applicable premium for COBRA continuation coverage in the Company’s health plan(s) for a period of six months. If the Company terminates Mr. Abdelmonem for cause (as defined in the employment agreement), he will be entitled only to the payment of accrued and unpaid salary through the date of such termination. The employment agreement also contains customary restrictive covenants, including a covenant not to compete with the Company for a period of six months following the cessation of his employment.

In connection with his continued employment, the Company also entered into a restricted stock agreement (the “Abdelmonem Restricted Stock Agreement”) with Dr. Abdelmonem, pursuant to which the Company granted Dr. Abdelmonem 1,200,000 shares of restricted common stock (the “Abdelmonem Restricted Stock”). The Restricted Stock was granted under the 2003 Plan, and is subject to vesting based on Dr. Abdelmonem’s continued service to the Company over a period of approximately 23 months (subject to acceleration upon a change in control of the Company).  In addition, as contemplated by the New Employment Agreement, Dr. Abdelmonem is eligible for a grant request to the Compensation Committee of the Board of Directors for each of the 2008 and 2009 fiscal years equal to 300,000 restricted shares upon achievement of 80% of specified performance goals, a total of 650,000 restricted shares upon achievement of 100% of specified performance goals, and a total of 1,000,000 restricted shares upon achievement of 130% of specified performance goals, or an interpolated amount for accomplishing between 100% and 130% of approved performance goals. For the 2009 fiscal year only, additional restricted shares and/or cash compensation may be considered by the Compensation Committee if performance exceeds 130% of goals.  All such performance-based restricted shares will vest on the filing date of the Company’s Form 10-K for each of the 2008 and 2009 fiscal years, as applicable, if Dr. Abdelmonem remains continuously employed by the Company through that filing date and the performance goals specified by the Company with respect to that fiscal year have been achieved.  The performance goals, which may include intermediate goals, the achievement of which will result in partial vesting, will be determined by the Company, based on the Company’s operating plan for the applicable year, and will be communicated to Dr. Abdelmonem not later than 90 days following the start of the applicable year.

Cesario Employment Agreement

On February 6, 2006, the Company entered into an Agreement with Mr. Cesario to continue to serve as the Company’s Chief Financial Officer (the “Cesario Employment Agreement”).  Mr. Cesario’s annual base salary was $172,000 as of the effective date of the Cesario Employment Agreement and was $180,000 for 2007. Mr. Cesario was awarded a cash bonus of $15,000 that paid promptly. Mr. Cesario also received a grant of 250,000 shares of common stock that will vest on a quarterly basis over the following two years. Mr. Cesario is eligible, subject to the Company’s incentive compensation programs as they may change from time to time, to receive an additional 125,000 restricted shares of common stock if the Company exceeds its annual business plan by 50%, or 250,000 restricted shares of common shares of common stock if the Company exceeds its annual business plan by 100%. Such shares, if granted, would vest semi-annually over two years from the date of such award. In addition, Mr. Cesario is eligible for a cash bonus of up to 25% of his annual salary based upon meeting mutually agreed upon goals. Mr. Cesario is eligible to participate in the Company’s benefit plans, subject to applicable eligibility and participation requirements.   Mr. Cesario’s employment may be terminated at any time. If the Company terminates Mr. Cesario without Cause (as defined in the Cesario Employment Agreement), he will receive his base salary for three months, as well as any bonus earned during his employment period and any vested equity awards as of his termination date.

Fuentes Employment Agreement

Mr. Fuentes became an employee of the Company upon the consummation of the acquisition of Clarity and pursuant to an employment agreement.  Pursuant to the employment agreement, Mr. Fuentes will report to the Company’s Chief Executive Officer (“CEO”) to assist the CEO in the coordination and integration of the Company’s operations with the combined entity and perform such other duties as the CEO may assign to Mr. Fuentes.  During the term of the employment agreement, Mr. Fuentes’ base salary is $240,000 per year.  The term of the employment agreement is for two years; provided, however, that upon the eighteen month anniversary of the start of his employment and each day thereafter, the term of the agreement will be extended for one additional day unless and until the Company provides written notice to Mr. Fuentes that such extension will not occur.  If Mr. Fuentes’ employment ceases due to a termination by the Company other than for Cause or by Mr. Fuentes for Good Reason (as those terms are defined in the employment agreement), then subject to Mr. Fuentes’ compliance with certain covenants, Mr. Fuentes will receive (i) monthly severance payments equal to 1/12th of his annual base salary for the lesser of: (x) three months or (y) the number of whole months remaining in the term of the agreement as of the date of his termination and (ii) any accrued but unpaid base salary and any accrued but unused vacation as of the date of Mr. Fuentes’ termination.  Mr. Fuentes will continue to serve on ISCO’s Board at least for the remainder of his term as director.

Thode Employment Agreement

On January 10, 2006, the Company entered into an agreement with Mr. Thode, to continue to serve as the Company’s President and Chief Executive Officer (the “Thode Employment Agreement”). This agreement superseded the letter agreement between Mr. Thode and the Company, dated January 6, 2005.  Mr. Thode’s annual base salary was $300,000 in 2006 and $350,000 in 2007, and shall was subject to future adjustment as determined by the Compensation Committee of the Board of Directors (the “Compensation Committee”).  Mr. Thode was also entitled to certain performance bonuses, provided the Company achieves certain specified performance goals as determined by the Compensation Committee. Additionally, the Company’s stockholders approved the issuance of 6,000,000 shares of restricted stock to Mr. Thode as further incentive and compensation. The restricted stock was subject to both a time vesting and a performance vesting component, as further described in the form of restricted stock award agreement attached as an exhibit to the Thode Employment Agreement.  Mr. Thode was also granted a signing bonus of $50,000, which was paid promptly following the execution of the Thode Employment Agreement. Mr. Thode was able to participate in the Company’s benefit plans, subject to applicable eligibility and participation requirements.

Mr. Thode’s employment may be terminated at any time. If the Company terminates Mr. Thode without Cause or Mr. Thode resigns for Good Reason (both as defined in the Thode Employment Agreement), he will receive a lump sum payment equal to his base salary, an annual bonus for the fiscal year of termination, and waiver of the applicable premium for COBRA continuation coverage in the Company’s health plan(s) for a period of twelve months. If the Company terminates Mr. Thode for cause (as defined in the Thode Employment Agreement), he will be entitled only to the payment of accrued and unpaid salary through the date of such termination. The Thode Employment Agreement also contains customary restrictive covenants, including a covenant not to compete with the Company for a period of twelve months following the cessation of his employment.

During October 2007, John Thode tendered his resignation as the Company’s President and CEO.  The Thode Employment Agreement was terminated in conjunction with Mr. Thode’s resignation from the Company.  Mr. Thode remained a member of the Board.

 Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table gives information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under the Company’s 1993 Plan and under the 2003 Equity Incentive Plan as of December 31, 2007.

Plan Category	Number of Securities to be issued upon exercise of outstanding Options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in second column)
Equity compensation plans approved by security holders	7,327,892	$ 0.36	23,896,541 (1)
Equity compensation plans not approved by security holders	1,100,000	$ 0.43	- (2)
Total	8,427,892	$ 0.37	23,896,541 (1)

(1)     The 1993 Plan terminated in August 2003 and was replaced by the Plan. At the Annual Meeting of Stockholders held in December 2005, the Company's stockholders voted to approve the allocation of 12 million shares  of  common stock to the Plan, included above, and also clarified the use of up to 5 million shares in the Plan that were allocated to the 1993 Plan but were ultimately unused. During the Annual Meeting of Stockholders held in June 2006, the Company's stockholders voted to approve an additional increase to the Plan of 6 million shares of common stock that corresponded to a grant of restricted shares to John Thode that was not contemplated at the time of the December 2005 increase. During a sepcial meeting of stockholders held in December 2007, the Company's stockholders increased the number of shares of common stock in the Plan by 15 million shares. Of that number, approximately 13 million shares are reserved for issuance to the Clarity employees who remained with the combined entity following the merger in accordance with the terms of the merger agreement. This reservation is not deducted from the outstanding number of shares as of December 31, 2007 in the table above.

(2)    These securities represent shares of Common Stock issuable upon exercise of stock options granted to John Thode pursuant to a letter agreement dated January 2005. Such options were issued outside the Plan.

The following table sets forth information regarding the beneficial ownership of Common Sock as of March 31, 2008, except as otherwise indicated in the relevant footnote, by (1) each person or group that the Company knows beneficially owns more than 5% of Common Stock, (2) each of the Company’s directors and director nominees, (3) the Named Executive Officers, and (4) all current executive officers and directors as a group. Unless otherwise indicated, the address of each person identified below is c/o the Company at its principal executive offices.

The percentages of beneficial ownership shown below are based on 223 million shares of Common Stock outstanding as of March 31, 2008, unless otherwise stated. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes those securities over which a person may exercise voting or investment power. In addition, shares of Common Stock which a person has the right to acquire upon the exercise of stock options and/or warrants within 60 days of the date of this table are deemed outstanding for the purpose of computing the percentage ownership of that person, but are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated in the footnotes to this table or as affected by applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned.

	Number of Shares of Common Stock Beneficially Owned		Percent of Class
5% Stockholders
Alexander Finance, LP.	91,420,716	(1)	35.3%
Elliott Associates, L.P.	55,523,835	(2)	21.3%
Elliott International, L.P.	19,904,159	(2)	7.7%

Directors and Named Executive Officers
Gordon Reichard, Jr.	150,000	(3)	* %
Amr Abdelmonem	1,204,499	(4)	*
George Calhoun	1,080,041	(5)	*
Torbjorn Folkebrant	7,919	(6)	*
Jim Fuentes	13,076,564	(7)	*
John Owings	30,000	(8)	*
Ralph Pini	271,875	(9)	*
John Thode	1,057,500	(10)	*
Frank Cesario	563,870	(11)	*
All directors and executive officers as a group (9 persons)	16,376,849	(12)	7.0%

* Less than 1%.
(1)
As reflected in a Form 13D dated March 20, 2008. The address for Alexander Finance, L.P. is 1560 Sherman Avenue Evanston, IL 60201.  Includes affiliates.  Also includes approximately 43 million shares issuable upon conversion of convertible debt.

(2)
The address of Elliott Associates, L.P. is 712 Fifth Avenue, New York, New York 10019 and the address of Elliott International, L.P. is c/o Elliot International Capital Advisors, Inc. 712 Fifth Avenue New York, New York 10019.  Includes affiliates.  Also includes approximately 36 million shares issuable upon conversion of convertible debt.

(3)	Mr. Reichard joined the Company during March 2008.
(4)	Includes outstanding options to purchase 262,499 shares which were exercisable as of March 31, 2008, or within 60 days from such date.
(5)	Includes outstanding options to purchase 920,833 shares which were exercisable as of March 31, 2008, or within 60 days from such date.
(6)	Mr. Folkebrant joined the Company’s Board of Directors during February 2008.
(7)	Includes outstanding options to purchase 160,000 shares, which were exercisable as of March 31, 2008, or within 60 days from such date.
(8)	Intentionally left blank
(9)	Includes outstanding options to purchase 110,000 shares, which were exercisable as of March 31, 2008, or within 60 days from such date.
(10)	Intentionally left blank
(11)	Intentionally left blank
(12)	Includes outstanding options to purchase 1,453,332 shares, which were exercisable as of March 31, 2008, or within 60 days from such date.

Item 13. Certain Relationships and Related Transactions and Director Independence

Events during 2007

Merger with Clarity

On November 13, 2007, an Agreement and Plan of Merger (the “Merger Agreement”) was entered into by and among ISCO, ISCO Illinois, Inc. (“Merger Subsidiary”), a wholly owned subsidiary of ISCO, Clarity and Jim Fuentes, for himself and as the representative of certain Clarity rightsholders.  Pursuant to the Merger Agreement, we obtained all of the outstanding stock of Clarity through a merger in which our wholly owned subsidiary, ISCO Illinois, Inc. (“Merger Subsidiary”) merged with and into Clarity with Clarity being the surviving corporation and a wholly owned subsidiary of our Company (the “Merger”).  We issued shares of our Common Stock as consideration for the Merger.  Mr. Fuentes was the sole stockholder and President and Chief Executive Officer of Clarity.  Mr. Fuentes has been a member of the Company’s Board of Directors since November 2003 and served as Chairman of the Board from January 2006 until June 2007.

Pursuant to the Merger Agreement, ISCO will issue up to an aggregate of 40 million of its common stock in exchange for all of Clarity’s stock, which was held entirely by Mr. Fuentes, and satisfaction of rights under certain Clarity incentive and compensation plans.

Mr. Fuentes will be allocated approximately 65% of the 40,000,000 shares of common stock issuable in connection with the Merger.  Assuming Mr. Fuentes is issued all of the shares he is eligible to receive in connection with the Merger, Mr. Fuentes will beneficially own approximately 11% of ISCO’s outstanding common stock.  Furthermore, Mr. Fuentes was released from his obligation to guaranty up to $1,500,000 drawn under Clarity’s line of credit arrangement.  In addition, the Company reimbursed certain professional fees and expenses of Clarity relating to the Merger up to an aggregate of $375,000.

Employment and Registration Rights Agreement with Jim Fuentes

In connection with the Merger, the Company entered into an employment agreement with Mr. Fuentes, which is described under “Executive Compensation” in this Report on Form 10-K/A.  In addition, the Company filed a registration statement on Form S-3 with the SEC, which was declared effective February 14, 2008, pursuant to a registration rights agreement with Mr. Fuentes and certain Clarity rightsholders covering the resale of the shares they receive in connection with the Merger.

2007 Loan Restructuring

On June 26, 2007, the Company, Manchester, Alexander, Spectral Solutions, Inc. and Illinois Superconductor Canada Corporation entered into an amendment to the November 10, 2004 Third Amended and Restated Loan Agreement, as amended, with corresponding amendments to the Fourth Amended and Restated Guaranties and the Fourth Amended and Restated Security Agreement and notes issued by the Company in favor of the Lenders (the “Notes” and together with the Third Amended and Restated Loan Agreement, the Fourth Amended and Restated Guaranties and the Fourth Amended and Restated Security Agreement, the “Loan Documents”) in conjunction with the restructuring of the Notes (the “Restructuring”).  The transaction was conducted pursuant to Section 3(a)(9) of the Securities Act, as amended (the “Securities Act”).

The Company issued amended and restated Notes (the “Amended and Restated Notes”) in an aggregate principal amount, including accrued interest on the Notes, of approximately $10.2 Million to replace all of the existing Notes under the Company’s line of credit arrangement and reflect the amendments to the Loan Documents, including: (i) the extension of the termination dates and maturity dates for all the Notes from August 1, 2007 to August 1, 2009; (ii) the reduction of the interest rate on each of the Notes from 9% to 7% per annum; (iii) provision for the conversion of the aggregate principal amount outstanding on each of the Amended and Restated Notes at the election of the Lenders, together with all accrued and unpaid interest thereon into shares (the “Conversion Shares”) of the Company’s Common Stock at an initial conversion price of $0.20 per share.  In addition, pursuant to the amendments to the Loan Documents, each of Manchester and Alexander has immediately converted $750,000 in principal amount and accrued interest outstanding under the Notes each lender held prior to the Restructuring, into shares (the “Initial Conversion Shares”) of Common Stock at a conversion price of $0.18, the 10 day volume weighted average closing price of the Company’s Common Stock on the AMEX as of June 21, 2007.

Before the Lenders could exercise their respective rights to convert the Amended and Restated Notes into the Conversion Shares, the Company was required to seek the approval of its stockholders to (i) increase the number of authorized shares of Common Stock available for issuance under its Certificate of Incorporation, as amended and (ii) approve the issuance of the Conversion Shares pursuant to Rule 713 of the AMEX Company Guide as well as to obtain the approval of AMEX to list the Initial Conversion Shares and the Conversion Shares on AMEX.  The Company was required to obtain these approvals within one year of the issuance date of the Amended and Restated Notes.  Pursuant to the Registration Rights Agreement, as described below, if the Initial Conversion Shares and Conversion Shares were not registered for resale under the Securities Act by the 15 month anniversary of the issuance date of the Amended and Restated Notes, then the then current interest rate would increase by a rate of 1% per annum each month thereafter until the Initial Conversion Shares and Conversion Shares are registered, up to the default rate of the lower of 20% per annum or the highest amount permitted by law.

The conversion rate of the Amended and Restated Notes is subject to customary anti dilution protections.  The Amended and Restated Notes do not contain market or trading based ratchet or reset provisions.  The Company has the right to redeem the Amended and Restated Notes in full in cash at any time beginning June 26, 2009.
The Amended and Restated Notes are secured on a first priority basis by all of the Company’s intangible and tangible property and assets.  Payment of the Amended and Restated Notes is guaranteed by the Company’s Clarity subsidiary.

Pursuant to a registration rights agreement with Manchester and Alexander, the Company filed a registration statement on Form S-3 with the SEC, which was declared effective February 14, 2008, covering the resale of the Conversion Shares and the Initial Conversion Shares.

Assuming the Amended and Restated Notes are not converted until maturity, approximately 58.5 million shares of Common Stock would be required to be issued upon conversion, for both principal and interest.  This amount was approximately 27.9% of the approximately 201 million shares of Common Stock currently issued and outstanding as of November 30, 2007.  As of November 30, 2007, the Lenders, including their affiliates, beneficially owned in the aggregate approximately 106 million shares, or 48%, of the Company’s outstanding shares, including the Initial Conversion Shares.  As a result of the Restructuring, the combined holdings of the Lenders would be approximately 60% of the outstanding Common Stock as of November 30, 2007 on a fully converted basis (excluding the Shares issuable in conjunction with the Merger).  Except for the equity conversion for accrued interest as described above, no amounts of principal or interest were paid by the Company during 2007.

Merger Financing

As a condition to the Merger, ISCO was required to obtain financing in an amount equal to $1,500,000 to fund (the “Financing”) the initial operations of the combined entity after the Merger and transaction expenses of the Company incurred in connection with the Merger and (ii) to pay off the amount outstanding under Clarity’s line of credit agreement (as described below).  Pursuant to the Financing, on January 3, 2008, the Company issued a new Amended and Restated Note (the “Note”) to Alexander Finance, L.P. (“Alexander”) in aggregate principal amount of $1.5 Million.  The Note will mature August 1, 2009, bear interest of 7% per annum and be convertible, together with all accrued and unpaid interest thereon, into shares (the “Additional Conversion Shares”) of the Company’s common stock at an initial conversion price of $0.20 per share.  The note contains substantially similar terms and conditions as the Amended and Restated Notes previously issued to the Lenders.

In connection with the Financing, the Company, the Lenders, Spectral Solutions, Inc. and Illinois Superconductor Canada Corporation entered into an Amendment to and Waiver and Consent Under the Loan Documents (the “Loan Amendment”), pursuant to which the Lenders waived, among other things, (i) the requirement under the Company’s existing line of credit arrangement (the “Loan Agreement”) to use such cash proceeds received in connection with the Merger, the issuance of the Shares, the issuance of the Note, and the transactions contemplated thereby to prepay the outstanding Amended and Restated Notes issued to the Lenders, and (ii) the prohibition of the Company pursuant to the Loan Agreement to directly or indirectly create, assume, guarantee, or otherwise become or remain directly or indirectly liable with respect to any indebtedness other than the exceptions described therein, upon paying the amount outstanding under Clarity’s line of credit at the closing of the Merger.

Before Alexander may exercise its right to convert the Note into the Additional Conversion Shares, the Company is required to be able to issue the Conversion Shares pursuant to AMEX rules as well as to obtain the approval of AMEX to list the Additional Conversion Shares on AMEX.  ISCO is required to obtain these approvals within one year of the issuance date of the Note.  In the event that these required approvals are not obtained by that time, then the interest rate on the Note will increase to a rate of 15% per annum.  If the Additional Conversion Shares are not registered under the Registration Rights Agreement, as described below, by the 15 month anniversary of the issuance date of the Note, then the then-current interest rate will increase by a rate of 1% per annum each month thereafter until the Additional Conversion Shares are registered, up to the default rate of the lower of 20% per annum or the highest amount permitted by law.  We intend to seek the approval of our stockholders for the issuance of these Additional Conversion Shares during the Company’s 2008 Annual Shareholder Meeting.

The conversion rate of the Note is subject to customary anti-dilution protections. The Note does not contain market or trading-based ratchet or reset provisions. The Company has the right to redeem the Note in full in cash at any time beginning June 26, 2009.   The Note is secured on a first priority basis by all of the Company’s intangible and tangible property and assets, including the assets acquired from Clarity in the Merger.  Payment of the Note  is guaranteed by the Company’s Clarity subsidiary.

In connection with Financing, the Company entered into a Registration Rights Agreement with Alexander.  Pursuant to the Registration Rights Agreement, we are required to file a registration statement under the Securities Act covering the resale of the shares of the Additional Conversion Shares with the SEC within 30 days after both of the stockholders’ and AMEX approvals have occurred.  The Registration Rights Agreement contains customary covenants, including registration delay payments, in addition to certain interest rate increases under the Note, under certain events for failing to maintain the effectiveness of a registration statement covering the resale of the Conversion Shares.  Assuming the Additional Conversion Shares are approved as described above and the Note held to maturity, approximately 8.4 million shares of common stock would be required to be issued upon conversion, for both principal and interest.

Related Party Transaction Approval Process

Statement of Principles

The Board is required to pre-approve any transactions with related parties, as those terms are defined by the AMEX, the Public Company Accounting Oversight Board, the SEC (e.g., Item 404 of Regulation S-K), or any other qualified entity.

When in doubt, all members of the organization are required to disclose the information and the Board will determine the appropriate course of action, if any. In making this determination the Board has the authority to engage the Company’s counsel or other legal counsel as it deems appropriate and necessary.

Company Management is prohibited from engaging in any related party transaction without the express approval of the Board.

Procedures

Requests or applications to enter into related party transactions must be submitted to the Chairman of the Board, who will then process the request using reasonable judgment, including but not limited to submission for review to the full Board. The Chairman will enter any such communications into the minutes of the next Board meeting and include a current status and/or resolution. In addition, NEOs and directors fill out annual disclosure questionnaires, in which they must specify any related party dealings with respect to the Company and confirm in writing that no other events have occurred. In addition, the Audit Committee must review and approve any such transaction, as is noted in its charter (attached as Appendix A to the Company’s Proxy Statement filed with the SEC on April 27, 2007).

Special Committee established during 2007

In connection with the Merger, the Board established a special committee of disinterested directors (the “Special Committee”) to evaluate, review and negotiate the terms of what became the Merger and to recommend to the full Board whether to approve the Merger and the transactions contemplated thereby.  The Special Committee consisted of directors of ISCO who the Board determined were independent in this matter and did not have a personal interest in the Merger, outside that of which is created solely as a result of their service on ISCO’s Board of Directors.  The Special Committee consisted of Mr. John Thode, who was ISCO’s chief executive officer at the time the Special Committee was established, Mr. Ralph Pini, the Chairman of ISCO’s Board of Directors, and Dr. George Calhoun.  Mr. Fuentes was not at any time a member of the Special Committee and did not participate in the activities of the Special Committee, except to the extent of any negotiations with the Special Committee as the sole stockholder and director of Clarity.

Independent Directors

The Board has determined that Dr. Calhoun and Messrs. Folkebrant and Owings are each “independent” pursuant to Section 121A of the AMEX rules.  Mr. Pini is also independent, and though his recent service as interim CEO makes him unable to serve on the Audit Committee, he is properly able to serve as an independent director and member of the Compensation and Governance committees.

 Item 14. Principal Accounting Fees and Services

Grant Thornton LLP has served as the Company’s independent registered public accountants since December 2000. Grant Thornton LLP has been selected to continue as the Company’s independent registered public accountants for the current year.

During the fiscal years ended December 31, 2007 and 2006, fees in connection with services rendered by Grant Thornton LLP, the Company’s independent registered accounting firm, were as set forth below:

Fee Category	Fiscal 2007	Fiscal 2006
Audit Fees	$220,787	$189,396
Audit-Related Fees	81,937	7,040
Tax Fees	37,875	39,422
All Other Fees	-	-
TOTAL	$340,599	$235,858

Audit fees consisted of fees for the audit of the Company’s annual financial statements and review of quarterly financial statements as well as services normally provided in connection with statutory and regulatory filings or engagements, consents and assistance with and review of the Company’s documents filed with the SEC.

Audit-related fees during 2007 consisted primarily of costs associated with auditing Clarity’s books in connection with the acquisition of Clarity.

Tax fees consisted primarily of fees for tax compliance, tax advice and tax planning services.

The Company made no other payments to Grant Thornton LLP during 2007 which constituted other fees.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of April, 2008.

ISCO INTERNATIONAL

By:	/s/ GORDON REICHARD, JR.
Gordon Reichard, Jr.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 29th day of April, 2008.

Signature	Title

/s/ GORDON REICHARD, JR.	Chief Executive Officer and Director (Principal Executive Officer)
Gordon Reichard, Jr.

/s/ FRANK CESARIO	Chief Financial Officer (Principal Financial and Accounting Officer)
Frank Cesario

/s/ JAMES FUENTES	Director and Chief Strategic Officer
James Fuentes

/s/ AMR ABDELMONEM	Director, Chief Operating Officer and Chief Technology Officer
Amr Abdelmonem

/s/ RALPH PINI	Chairman of the Board of Directors
Ralph Pini

/s/ GEORGE CALHOUN	Director
George Calhoun

/s/ JOHN THODE	Director
John Thode

/s/ JOHN OWINGS	Director
John Owings

/s/ TORBJORN FOLKEBRANT	Director
Torbjorn Fokebrant

ISCO INTERNATIONAL
EXHIBIT INDEX

Exhibit Number	Description of Exhibits
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

14	Code of Ethics incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K filed on March 30, 2004.

21	List of subsidiaries: Clarity Communication Systems, Inc., an Illinois corporation.

23.1	Consent of Grant Thornton LLP

31.1**	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2**	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32**	Certification Pursuant To 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*	Management contract or compensatory plan or arrangement required to be filed as an exhibit on this Form 10-K.
**	Filed herewith.

Exhibit 31.1

CERTIFICATIONS

I, Gordon Reichard, Jr., certify that:

1. I have reviewed this annual report on Form 10-K, as amended, of ISCO International, Inc.;

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

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules, 13(a)-15(f) and 15(d)-15(f)) for the registrant and have:

a. designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c. evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report based on such evaluation;

d. disclosed in this annual report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that was materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the Audit Committee of the registrant’s board of directors (or persons performing the equivalent functions):

a. all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

ISCO International, Inc.

Date: April 29, 2008	By:	/s/ GORDON REICHARD, JR.
Gordon Reichard, Jr.
Chief Executive Officer

Exhibit 31.2

CERTIFICATIONS
I, Frank Cesario, certify that:

1. I have reviewed this annual report on Form 10-K, as amended, of ISCO International, Inc.;

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

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules, 13(a)-15(f) and 15(d)-15(f)) for the registrant and have:

a. designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c. evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report based on such evaluation;

d. disclosed in this annual report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that was materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the Audit Committee of the registrant’s board of directors (or persons performing the equivalent functions):

a. all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

ISCO International, Inc.

Date: April 29, 2008	By:	/s/ FRANK CESARIO
Frank Cesario
Chief Financial Officer

Exhibit 32

CERTIFICATION PURSUANT
TO 18 U.S.C SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of ISCO International, Inc. (the “Company”) on Form 10-K, as amended, for the fiscal year ending December 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), each of the undersigned officers of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ GORDON REICHARD, JR.	/s/ FRANK CESARIO

Gordon Reichard, Jr. Chief Executive Officer April 29, 2008	Frank Cesario Chief Financial Officer April 29, 2008