Form 10-Q
period 2008-05-15
ISCO INTERNATIONAL INC
filed 2008-05-15
CIK 888693

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2008

OR

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-22302

ISCO INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	36-3688459
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1001 CAMBRIDGE DRIVE ELK GROVE VILLAGE, ILLINOIS	60007
(Address of principal executive offices)	(Zip Code)
 (847) 391-9400
 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.  Yes [X] No [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [    ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Class	Outstanding at April 30, 2008
Common Stock, par value $0.001 per share Preferred Stock Purchase Rights	223,232,483

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

 ISCO INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2008	2007
Assets:
Current Assets:
Cash and Cash Equivalents	$392,367	$1,789,953
Inventory, net	3,253,763	3,043,230
Accounts Receivable, net	2,215,553	2,311,110
Prepaid Expenses and Other	207,740	149,659
Total Current Assets	6,069,423	7,293,952
Property and Equipment	2,383,889	1,437,030
Less: Accumulated Depreciation and Amortization	(1,666,189)	(940,328)
Net Property and Equipment	717,700	496,702
Restricted Certificates of Deposit	130,170	129,307
Other Assets	-	587,824
Goodwill	19,565,091	13,370,000
Intangible Assets, net	2,898,711	850,811
Total Assets	$29,381,272	$22,728,596

Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts Payable	$1,057,752	$904,910
Inventory-related Material Purchase Accrual	319,420	240,126
Employee-related Accrued Liability	342,597	331,522
Accrued Professional Services	81,674	106,921
Other Accrued Liabilities and current Deferred Revenue	433,231	452,581
Current Portion of LT Debt, including Related Interest, with Related Parties	501,528	-
Total Current Liabilities	2,736,202	2,036,060

Deferred Facility Reimbursement	83,750	87,500
Deferred Revenue - non current	197,521	104,940
Notes and Related Accrued Interest with Related Parties	17,715,117	15,939,229
Stockholders' Equity:
Preferred Stock; 300,000 shares authorized; No shares issued and outstanding
at March 31, 2008 and December 31, 2007	-	-
Common Stock ($.001 par value); 500,000,000 shares authorized; 223,082,483 and 202,259,359 shares issued and outstanding at March 31, 2008 and
December 31, 2007, respectively	228,008	202,260
Additional Paid-in Capital	182,193,520	175,281,340
Treasury Stock	(112,050)	(95,050)
Accumulated Deficit	(173,660,796)	(170,827,683)
Total Shareholders' Equity	8,648,682	4,560,867
Total Liabilities and Shareholders' Equity	$29,381,272	$22,728,596

See the accompanying Notes which are an integral part of the Condensed Consolidated Financial Statements.

ISCO INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31, 2008	March 31, 2007
Net sales	$2,757,165	$953,248
Costs and expenses:
Cost of sales	1,545,301	709,655
Research and development	1,590,377	621,055
Selling and marketing	936,378	583,244
General and administrative	1,248,587	1,199,647

Total costs and expenses	5,320,643	3,113,601

Operating loss	(2,563,478)	(2,160,353)
Other income (Expense):
Interest income	7,781	18,280
Interest expense	(277,416)	(255,333)

Total other expense, net	(269,635)	(237,053)

Net loss	$(2,833,113)	$(2,397,406)

Basic and diluted loss per share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	221,701,062	190,056,000

See the accompanying Notes which are an integral part of the Condensed Consolidated Financial Statements.

ISCO INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31, 2008	March 31, 2007
OPERATING ACTIVITIES
Net loss	$(2,833,113)	$(2,397,405)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	133,861	46,995
Equity based compensation charges	187,928	485,228
Changes in operating assets and liabilities	1,346,490	1,183,712
Net cash used in operating activities	(1,164,834)	(681,470)
INVESTING ACTIVITIES
Increase in restricted certificates of deposit	(863)	(1,500)
Payment of patent costs	(8,050)	(11,412)
Acquisition of property and equipment, net	(13,407)	(14,506)
Acquisition of Clarity	(8,943,432)	-
Net cash used in investing activities	(8,965,752)	(27,418)
FINANCING ACTIVITIES
Issuance of common stock	6,750,000	-
Proceeds from note payable	1,500,000
Proceeds from loan	500,000
Treasury stock purchased	(17,000)	-
Net cash provided by financing activities	8,733,000	-

(Decrease)/Increase in cash and cash equivalents	(1,397,586)	(708,888)
Cash and cash equivalents at beginning of period	1,789,953	2,886,476
Cash and cash equivalents at end of period	$392,367	$2,177,588

See the accompanying Notes which are an integral part of the Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 – Organization

ISCO International (including its subsidiary Clarity Communication Systems Inc. [“Clarity”], together the “Company”) addresses RF (Radio Frequency) and radio link optimization issues, including interference issues, within wireless communications, as well as provides product and service offerings based on Push-To-Talk (“PTT”) and Location-Based Services (“LBS”), including a proprietary combination of the two technologies in its Where2Talk (“W2T”) solution. Two inactive subsidiaries, Spectral Solutions, Inc. and Illinois Superconductor Canada Corporation, were terminated during early 2008 as the Company’s new subsidiary, Clarity, was acquired pursuant to the merger that closed during January 2008.  The Company uses unique products, including ANF (Adaptive Interference Management, or AIM, family of solutions), RF², and other solutions, as well as service expertise, in improving the RF handling of a wireless system, particularly the radio link (the signal between the mobile device and the base station). A subset of this capability is mitigating the impact of interference on wireless communications systems. These solutions are designed to enhance the quality, capacity, coverage and flexibility of wireless telecommunications services. The Company has historically marketed its products to cellular, PCS and wireless telecommunications service providers and OEM’s located both in the United States and in international markets.

Note 2 – Basis of Presentation

The condensed consolidated financial statements include the accounts of ISCO International, Inc. and its wholly owned subsidiary, Clarity Communications, Inc. (collectively referred to as the “Company”, or “we”, “our” or “us”). All significant intercompany balances and transactions have been eliminated in consolidation.  The two inactive subsidiaries were included in these results in a similar fashion, up until the time of their termination.  The termination of these subsidiaries had no impact upon the consolidated financial results.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of results for the interim periods have been included. These financial statements and notes included herein should be read in conjunction with the Company’s audited financial statements and notes for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter of, or for, the entire year ending December 31, 2008. For further information, refer to the financial statements, including the notes thereto, included in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2007.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159. “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”) provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases. This statement is effective for us beginning January 1, 2008. The adoption of SFAS 159 did not have a material impact on the Company's consolidated financial statements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). This statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP") and expands disclosure related to the use of fair value measures in financial statements. SFAS 157 does not expand the use of fair value measures in financial statements, but standardizes its definition and guidance in GAAP. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We adopted the provisions of SFAS 157 as of January 1, 2008. The adoption of SFAS 157 did not have a material impact on its consolidated financial statements.

Relative to SFAS 157, the FASB issued FASB Staff Positions (FSP) 157-1 and 157-2. FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, “Accounting for Leases,” (SFAS 13) and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.

We adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. Non-recurring nonfinancial assets and nonfinancial liabilities for which we have not applied the provisions of SFAS 157 include those measured at fair value in goodwill impairment testing, indefinite lived intangible assets measured at fair value for impairment testing, asset retirement obligations initially measured at fair value, and those initially measured at fair value in a business combination.

Valuation Hierarchy. SFAS 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

Note 3 - Realization of Assets

           The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses from operations in recent years, and such losses have continued through the year ended December 31, 2007 and more recent quarter ended March 31, 2008. In addition, the Company has used, rather than provided, cash in its operations. Consistent with these facts, in the Company’s most recent annual report filed on Form 10-K and subsequently amended, includes a comment from the Company’s independent registered public accounting firm that there is substantial doubt about the Company’s ability to continue as a going concern.

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

           The Company has incurred, and continues to incur, losses from operations. For the years ended December 31, 2007, 2006, and 2005, the Company incurred net losses of $6.4 million, $4.4 million, and $3.0 million, respectively. The quarter ended March 31, 2008 showed an additional net loss of $2.8 million. The Company has implemented strategies to reduce its cash used in operating activities. The Company’s strategy included the consolidation of its manufacturing and research and development facilities and a targeted reduction of the employee workforce, increasing the efficiency of the Company’s processes, focusing development efforts on products with a greater probability of commercial sales, reducing professional fees and discretionary expenditures, and negotiating favorable payment arrangements with suppliers and service providers. More importantly, the Company configured itself along an outsourcing model, thus allowing for relatively large, efficient production without the associated overhead. The combination of these factors has been effective in improving financial performance from a net loss as high as $28 million during 2001 while enabling it to deliver significant quantities of solutions, these measures have not yielded profitability. Beginning in 2005, the Company began to invest in additional product development (engineering) and sales and marketing resources as it began to increase its volume of business. While viewed as a positive development, these expenditures have added to the funding requirements listed above.  In addition, ISCO International, Inc. acquired Clarity Communication Systems, Inc. during January 2008.  While the Company believes this acquisition will bring additional revenues and substantial synergies, this combination also adds costs and therefore financial pressure to the organization.

            The continuing development of our product lines and operations, any potential merger and acquisition activity, as well as any required defense of our intellectual property, will require an immediate commitment and/or availability of funds. The actual amount of our future funding requirements will depend on many factors, including: the amount and timing of future revenues, the level of product marketing and sales efforts to support our commercialization plans, the magnitude of our research and product development programs, our ability to improve or maintain product margins, and the costs involved in protecting our patents or other intellectual property.  We intend to look into augmenting our existing capital position by continuing to evaluate potential short-term and long-term sources of capital whether from debt, equity, hybrid, or other methods. The primary covenant in our existing debt arrangement involves the right of the lenders to receive debt repayment from the proceeds of new financing activities. This covenant may restrict our ability to obtain additional financing or to apply the proceeds of a financing event toward operations until the debt is repaid in full.

Note 4- Business Combinations

    During January 2008,  the Company completed its acquistion of Clarity Communications, Inc, for a total of $8.9M (which includes repayment of Clarity's indebtednes, transaction expenses and stock issuances).

    The Clarity acquisition has been accounted for a business combination under Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations". The assets acquired and liabilities assumed have been recorded at the date of acqusition at their respective fair value.

    The result of operations of Clarity are included in the accompanying consolidated statements of operations for the three  months ended March 31, 2008. The total purchase for the acquisiton subject to the finalization of the working capital adjustment as defined in the merger agreement, is $8.9M, and is broken down as follows:

Stock issuance (25 million shares)	$ 6,750,000
Payment of Clarity's indebtness (includes closing costs)	1,593,000
Acquistion-related transaction cost	600,000
Total purchase price	$ 8,943,000

    The above purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed based on management's estimates of their current fair values. Acquisition-related transaction costs include legal and accounting fees and other external costs directly related to the Clarity acquistion.

    The purchase price has been allocated as follows:

Acquired cash	$62,000
Account receivable, net	425,000
Prepaids and other current assets	60,000
Fixed assets and other long term assets	289,000
Goodwill	6,195,000
Intangible assets	2,140,000
Account payable and accrued liabilities	(228,000)
Net assets acquired	$8,943,000

    Goodwill was determined based on the residual difference between the purchase cost and the value assigned to tangible and intangible assets and liabilities, and is not deductible for tax purposes. Among the factors that contributed to a purchased price resulting in the recognition of goodwill were Clarity's history of profitability prior to 2007, strong sales force and overall employee base, and leadership position in the techonology market.

Note 5- Goodwill and Intangible Assets

           During January 2008, the Company acquired Clarity Communications, Inc, by issuing up to 40 million shares, including performance based-shares that may be earned in the future,  in the Company’s common stock in exchange for all Clarity’s stock and satisfaction of employee rights and interests. The company recorded $6.2 million in goodwill and $2.1 million in identifiable intangible assets. Of the $2.1 million intangible assets acquired, $250,000 was assigned to Push To Talk/Location Based Service technology with a useful life of 5 years, $1.4 million was assigned to CLASS/RADiCL platforms with a useful life of 10 years, $300,000 was assigned to Alcatel-Lucent Relationship with a useful life of 3 years, $130,000 was assigned to Other Customer Relationships with a useful life of 5 years, and $60,000 was assigned to Non-competition agreements with a useful life of 2 years.

    Intangible assets are included in the Company’s condensed consolidated balance sheets. The intangible assets are being amortized over periods ranging from 2 to 10 years on a straight-line basis. Amortization expense on intangible assets for the three months ended March 31, 2008 was $ 86,500.

           As of the reporting date, the Company has also recorded goodwill resulting from the acquisitions of Spectral Solutions, Inc. and the Adaptive Notch Filter division of Lockheed Martin Canada, Inc., both during 2000 and subsequently integrated into the Company. Beginning January 1, 2002, goodwill was no longer to be amortized but rather to be tested for impairment on an annual basis and between annual tests whenever there is an indication of potential impairment. Impairment losses would be recognized whenever the implied fair value of goodwill is determined to be less than its carrying value. SFAS 142 prescribes a two-step impairment test to determine whether the carrying value of the Company’s goodwill is impaired. The first step of the goodwill impairment test is used to identify potential impairment, while the second step measures the amount of the impairment loss. Step one to this test requires the comparison of the fair value of each reporting unit with its carrying amount, including goodwill. As the Company is comprised of a single reporting unit, the question of fair value is centered upon whether the market value, as measured by market capitalization, of the Company exceeds shareholders’ equity. The excess of the Company’s market capitalization over its carrying value of net assets indicates that the goodwill of the Company’s sole reporting unit was not impaired as of March 31, 2008 and December 31, 2007.

            The Company’s other intangible assets are derived from patents and trademarks which represent costs, primarily legal fees and expenses, incurred in order to prepare and file patent applications related to various aspects of the Company’s technology and to its current and proposed products. Patents and trademarks are recorded at cost and are amortized using the straight-line method over the shorter of their estimated useful lives or 17 years. The recoverability of the carrying values of patents and trademarks is evaluated on an ongoing basis by Company management. Factors involved in this evaluation include whether the item is in force, whether it has been directly threatened or challenged in litigation or administrative process, continued usefulness of the item in current and/or expected utilization by the Company in its solution offerings, perceived value of such material or invention in the marketplace, availability and utilization of alternative or other technologies, the perceived protective value of the item, and other factors. Patent and trademarks were reported net of accumulated amortization of approximately $845,000 and $851,000 at March 31, 2008 and December 31, 2007, respectively.

Note 6 - Net Loss Per Share

Basic and diluted net loss per share is computed based on the weighted average number of common shares outstanding. Common shares issuable upon the exercise of options are not included in the per share calculations since the effect of their inclusion would be antidilutive.

Note 7 - Inventories

Inventories consisted of the following:

	March 31, 2008	December 31, 2007
Raw materials	$1,550,000	$1,696,000
Work in process	910,000	655,000
Finished product	794,000	692,000
Total	$3,254,000	$3,043,000

Inventory balances are reported net of a reserve for obsolescence. This reserve is computed by taking into consideration the components of inventory, the recent usage of those components, and anticipated usage of those components in the future. This reserve was approximately $370,000 and $325,000 as of March 31, 2008 and December 31, 2007, respectively.

Note 8 - Stock Options and Warrants

At March 31, 2008, a total of 2.9 million stock options were outstanding under the Company’s equity compensation plans. No options were granted during the first quarter of 2008 or 2007.

Restricted Share Rights

Restricted share grants offer employees the opportunity to earn shares of the Company’s stock over time. For grants that occurred during the periods ended March 31, 2008 and 2007, respectively, we expect that the typical vesting period for employees will be 2-4 years while the vesting period of non-employee directors will be linked to the one year service period (directors are elected annually by our shareholders).  We recognize the issuance of the shares related to these stock-based compensation awards and the related compensation expense on a straight-line basis over the vesting period, or on a accelerated basis in those cases where the actual vesting is faster than the proportional straight line value. Included within these grants are also performance-based shares, that is, shares that vest based on accomplishing particular objectives as opposed to vesting over time.  No performance-based shares were vested during the first quarter 2008.

The following table summarizes the restricted stock award activity during the first quarter of 2008.

		Weighted
		Average Grant Date
	Shares	Fair Value (per share)

Outstanding, December 31, 2007	3,557,000	0.29
Granted	5,941,000	0.17
Forfeited or canceled	(1,164,000)	0.26
Vested	(823,000)	0.26
Outstanding, March 31, 2008	7,511,000	0.20

The total fair value of restricted shares vested during the three months ended March 31, 2008 and 2007 was $217,000 and $383,000, respectively. Total non-cash equity compensation expense recognized during the first quarter 2008 was $188,000, including the $217,000 for vested restricted share grants and $(29,000) for the straight-line amortization of restricted share grants that did not vest during the first quarter 2008.

Note 9 – Debt and Financial Position

On March 20, 2008 the Company entered into an agreement with its Lenders (as defined below) to assign, or factor, certain of its trade receivables.  If the company requests such a transaction and the lenders agree, monies will be advanced to the company based on the company’s trade receivables assigned to the Lenders.  Under the assignment agreements, as the assigned accounts are collected by the Company (approximately 30 days from the date of the invoice), the Company will promptly pay the lenders the amount of the collected account, plus interest at an implied annual rate of 10%. In connection with the Assignment Agreement, the Company and its Lenders agreed to $500,000 advance with funding to occur on March 20, 2008. Future transactions would be subject to the desire of both the Company and Lenders.  An additional $500,000 was borrowed under this arrangement on April 2, 2008.  The first $500,000 borrowed was repaid, with approximately $6,000 of accrued interest, on May 1, 2008.

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
During January 2008, and associated with the Clarity acquisition, Alexander purchased an additional $1.5 million of the Amended and Restated Notes.  Before Alexander may exercise its rights to convert the additional $1.5 million of Amended and Restated Notes into the Conversion Shares, the Company is required to obtain approval of its stockholders and obtain the approval of AMEX to list the additional Conversion Shares on AMEX. The Company is required to obtain these approvals within one year of the issuance date of these Notes. In the event that these required approvals are not obtained by that time, then the interest rate on these Notes will increase to a rate of 15% per annum. If these Conversion Shares are not registered under the Registration Rights Agreement by the 15 month anniversary of the issuance date of the Amended and Restated Notes, the then-current interest rate will increase by a rate of 1% per annum each month thereafter until these Conversion Shares are registered, up to the default rate of the lower of 20% per annum or the highest amount permitted by law.

Assuming these additional Amended and Restated Notes are not converted until maturity, approximately 8.4 million shares of Common Stock would be required to be issued upon conversion, for both principal and interest.

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

Assuming the 2006 Notes are held for the full four year term, approximately 18.5 million shares of common stock would be required upon settlement, for both principal and interest.

Note 10 – Income Taxes

The Company adopted the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards 5, Accounting for Contingencies. As required by FIN 48, which clarifies Statement 109, Accounting for Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open. As a result of the implementation of FIN 48, there was no effect on the Company’s financial statements as of January 1, 2008 and there have been no material changes in unrecognized tax benefits since January 1, 2008 through March 31, 2008.

The Company is subject to income taxes in the U.S. federal jurisdiction and various states jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. As the Company has sustained losses since inception, a large number of tax years are open as the losses have not been utilized by the Company.

The Company is currently not aware of any current or threatened examination by any jurisdiction.  The Company has elected to classify interest and penalties related to unrecognized tax benefits as a component of income tax expense, if applicable. No accrual is required as of January 1, 2008 and March 31, 2008 for interest and penalties.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

Forward Looking Statements

Because we want to provide investors with more meaningful and useful information, this Quarterly Report on Form 10-Q contains, and incorporates by reference, certain forward-looking statements that reflect our current expectations regarding its future results of operations, performance and achievements. We have tried, wherever possible, to identify these forward-looking statements by using words such as “anticipates,” “believes,” “estimates,” “expects,” “designs,” “plans,” “intends,” “looks,” “may,” and similar expressions. These statements reflect our current beliefs and are based on information currently available to us. Accordingly, these statements are subject to certain risks, uncertainties and contingencies, including the factors set forth under Item 1A, Risk Factors of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2007, which could cause our actual results, performance or achievements for 2008 and beyond to differ materially from those expressed in, or implied by, any of these statements. You should not place undue reliance on any forward-looking statements. Except as otherwise required by federal securities laws, we undertake no obligation to release publicly the results of any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date of this prospectus or to reflect the occurrence of unanticipated events.

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

We acquired Clarity in January 2008 in a merger transaction in which we acquired all of the outstanding stock of Clarity, and Clarity became a wholly-owned subsidiary.  Clarity provides value added mobile device features including a push-to-talk platform, location-based services, and a proprietary combination called Where2Talk ("W2T").  Additionally, we believe that our Adaptive Interference Management ("AIM") platform will be compelling in a digital hardware application, but potentially reach a far broader audience if it could be delivered solely in software.  Such an adaptation would open additional markets such as mobile devices, small cell sites and repeaters, WiFi nodes, WiMax, and other architectures.  Clarity provides engineering resources that may be able to accomplish this objective.  We have begun integrating the companies.

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

 We announced several significant recent events during 2008, including the merger with Clarity, the addition of CEO Gordon Reichard, Jr., and the addition of Torbjorn Folkebrant, formerly of Ericsson, to our Board of Directors.  We have also seen reports of possible operator spending reductions in North America, with relatively higher spending outside North America.  Market diversification is one of the primary reasons why we have been more active in exploring international opportunities.

 We are pursuing digital technologies, evidenced by the deployment of our digital (front end) AIM solution platform during 2006, subsequent extensions of that platform including a fully digital AIM platform, and the addition of software-provider Clarity.  We believe that producing solutions on a digital platform will allow us to extend coverage in the wireless telecommunications realm, both in more aspects of the cellular market and beyond the cellular market, and thus greatly increase our available market. The Company was founded in 1989 by ARCH Development Corporation, an affiliate of the University of Chicago, to commercialize superconductor technologies initially developed by Argonne National Laboratory. The Company was incorporated in Illinois on October 18, 1989 and reincorporated in Delaware on September 24, 1993. Its facilities and principal executive offices are located at 1001 Cambridge Drive, Elk Grove Village, IL 60007 and telephone number is (847) 391-9400.

Results of Operations

Three Months Ended March 31, 2008 and 2007

Our net sales increased $1,804,000 or 189%, to $2,757,000 for the three months ended March 31, 2008 from $953,000 for the same period in 2007, which we attribute largely to the 2007 backlog of customer orders and to the additional revenue from Clarity.  Gross margins increased to 44% from 26% for the same periods, due partly to volume-related efficiencies and partly to the benefits of providing additional higher margin software-related revenue, due both to the sales of more digital-based ISCO equipment during the period and to the addition of Clarity. Cumulative deferred software revenue, the amount of revenue that will be recognized in future periods related to currently installed equipment and related software, increased to $0.5 million at March 31, 2008, up from $0.3 million at March 31, 2007. If not for this increase, gross margin would have been higher during the period.

Cost of sales increased by $835,000 or 118%, to $1,545,000 for the three months ended March 31, 2008 from $710,000 for the same period in 2007. The increase in cost of sales was due to the increase in sales volume, offset in part by the improvement in gross margin.

Our research and development expenses increased by $969,000, or 156%, to $1,590,000 for the three months ended March 31, 2008, from $621,000 for the same period in 2007. This increase is due to the acquisition of Clarity.  We expect to continue to invest more in R&D during 2008 than we did during 2007, though not quite at the level experienced during the first quarter 2008, as we expand our existing product families and develop new products that would be applicable in wireless technologies beyond cellular telecommunications.

Selling and marketing expenses increased by $353,000, or 61%, to $936,000 for the three months ended March 31, 2008, from $583,000 for the same period in 2007.  Again, the increased was due to the acquisition of Clarity.

General and administrative expenses increased by $129,000 or 12%, to $1,249,000 for the three months ended March 31, 2008, from $1,120,000 for the same period in 2007. This increase was due to the acquisition of Clarity, offset, in part, by a decrease in compensation-related charges from grants of restricted stock.

Liquidity and Capital Resources

At March 31, 2008, our cash and cash equivalents, excluding restricted certificates of deposit, were approximately $0.4 million, a decrease of approximately $1.4 million from the December 31, 2007 balance of approximately $1.8 million. This decrease was mainly due to costs associated with the Clarity acquisition and subsequent costs of the combined business operation, over and above the $1.5 million borrowed to pay off Clarity’s $1.2 million credit line and $0.4 million of Clarity closing costs as required by the Merger Agreement..

To date, the Company has financed its operations primarily through public and private equity and debt financings. The continuing operations of our combined entity will require an immediate commitment and/or availability of funds, as will the continuing development of our product lines, any potential merger and acquisition activity, and any required defense of our intellectual property. The actual amount of our immediate and future funding requirements will depend on many factors, including: the amount and timing of future revenues, the level of product marketing and sales efforts to support our commercialization plans, the magnitude of our research and product development programs, our ability to improve or maintain product margins, and the costs involved in protecting our patents or other intellectual property.  The trade receivable factoring arrangement with Lenders provided significant flexibility in this area, but this arrangement is very short term in nature, and may only be utilized at the discretion of both the Company and its Lenders.  While the Company has historically been successful in raising money as needed through debt and/or equity offerings, there can be no guarantee that it will be able to do at any point in the future.

Contractual Obligations and Commitments

The following table lists the contractual obligations and commitments that existed as of March 31, 2008:

Contractual Obligations	Payments Due by Period
		Less than 1				More than
Year	Total	Year	1-3 Years		3-5 Years	5 Years
Long Term Debt Obligations	$18,216,645	$501,528	$17,715,117	$		-
Operating Lease Obligations	$1,405,000	$204,000	$421,000		$476,000	$304,000
Total	$19,621,645	$705,528	$18,136,117		$476,000	$304,000

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

 Item 4T. Controls and Procedures.

(a)
An evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2008. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms.

(b)
There were no significant changes in the Company’s internal control over financial reporting identified in connection with the evaluation of such controls that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

 Item 1. Legal Proceedings.

None.

 Item 1A. Risk Factors.

There have been no material changes to the risk factors described in our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2007.

 Item 5. Other Information.

None.

 Item 6. Exhibits.

Exhibits: A list of exhibits is set forth in the Exhibit Index found on page 18 of this report.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ISCO International, Inc.

Date: May 15, 2008	/s/ Gordon Reichard, Jr.
Mr. Gordon Reichard, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2008	/s/ Frank Cesario
Frank Cesario
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1
Amendment to and Consent and Waiver Under the Loan Documents by and among ISCO International, Inc., Spectral Solutions, Inc., Illinois Superconductor Canada Corporation, Manchester Securities Corporation and Alexander Finance, L.P. dated January 3, 2008, filed as exhibit 10.3 to ISCO International, Inc.’s Current Report on Form 8-K filed on January 9, 2008

10.2
New Amended and Restated 7% Senior Secured Convertible Note by and between ISCO International, Inc. and Alexander Finance, LLC, dated January 3, 2008, in the amount of $1,500,000.00, filed as exhibit 10.4 to ISCO International, Inc.’s Current Report on Form 8-K filed on January 9, 2008.

10.3
Registration Rights Agreement by and between ISCO International, Inc. and Alexander Finance, L.P. dated January 3, 2008, filed as exhibit 10.5 to ISCO International, Inc.’s Current Report on Form 8-K filed on January 9, 2008.

10.4
Amendment and Termination and Release of Guaranty by and between the Company, Manchester Securities Corporation, Alexander Finance, L.P., Illinois Superconductor Canada Corporation and Spectral Solutions, Inc., dated January 31, 2008, filed as exhibit 10.1 to ISCO International, Inc.’s Current Report on Form 8-K filed on January 31, 2008.

10.5
Fifth Amended and Restated Security Agreement by and between the Company, Clarity Communication Systems, Inc., Manchester Securities Corporation and Alexander Finance, L.P., dated January 31, 2008, filed as exhibit 10.2 to ISCO International, Inc.’s Current Report on Form 8-K filed on January 31, 2008.

10.6
Guaranty of Clarity Communication Systems, Inc., by and between the Company, Clarity Communication Systems, Inc., Manchester Securities Corporation and Alexander Finance, L.P., dated January 31, 2008, filed as exhibit 10.3 to ISCO International, Inc.’s Current Report on Form 8-K filed on January 31, 2008.

10.7*	Employment Agreement by and between the Company and Amr Abdelmonem, dated February 19, 2008, filed as exhibit 10.1 to ISCO International, Inc.’s Current Report on Form 8-K filed on February 22, 2008.
10.8*
Restricted Stock Agreement by and between the Company and Amr Abdelmonem, dated February 19, 2008, filed as exhibit 10.2 to ISCO International, Inc.’s Current Report on Form 8-K filed on February 22, 2008.

10.9*
Employment Agreement dated March 5, 2008 between ISCO International, Inc. and Mr. Gordon E. Reichard, Jr., filed as exhibit 10.1 to ISCO International, Inc.’s Current Report on Form 8-K filed on March 10, 2008.

10.10*
Restricted Stock Agreement dated March 10, 2008 by and between ISCO International, Inc. and Mr. Gordon E. Reichard, Jr., filed as exhibit 10.2 to ISCO International, Inc.’s Current Report on Form 8-K filed on March 10, 2008.

10.11
Assignment Agreement between ISCO International, Inc., Grace Investments, Ltd., and Manchester Securities Corporation filed as exhibit 10.1 to ISCO International, Inc’s Current Report on Form 8-K filed on March 25, 2008.

31.1**	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*	Management contract or compensatory plan or arrangement required to be filed as an exhibit on this Form 10-Q.