Form 10-Q
period 2008-08-18
ISCO INTERNATIONAL INC
filed 2008-08-19
CIK 888693

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [    ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Class	Outstanding at July 31, 2008
Common Stock, par value $0.001 per share	224,379,527

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

 ISCO INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2008	2007
Assets:
Current Assets:
Cash and Cash Equivalents	$337,320	$1,789,953
Inventory, net	2,908,385	3,043,230
Accounts Receivable, net	1,649,085	2,311,110
Prepaid Expenses and Other	146,821	149,659
Total Current Assets	5,041,611	7,293,952
Property and Equipment	1,757,252	1,437,030
Less: Accumulated Depreciation and Amortization	(1,126,895)	(940,328)
Net Property and Equipment	630,357	496,702
Restricted Certificates of Deposit	131,263	129,307
Other Assets	-	587,824
Goodwill	19,565,268	13,370,000
Intangible assets, net	2,823,397	850,811
Total Assets	$28,191,896	$22,728,596

Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts Payable	$701,842	$904,910
Inventory-related Material Purchase Accrual	136,114	240,126
Employee-related Accrued Liability	492,400	331,522
Accrued Professional Services	34,645	106,921
Other Accrued Liabilities and Current Deferred Revenue	865,798	452,581
Total Current Liabilities	2,230,799	2,036,060

Deferred Facility Reimbursement	80,000	87,500
Deferred Revenue - Non Current	154,275	104,940
Notes and Related Accrued Interest with Related Parties	19,207,981	15,939,229
Stockholders' Equity:
Preferred Stock; 300,000 shares authorized; No shares issued and outstanding
at June 30, 2008 and December 31, 2007	-	-
Common Stock ($.001 par value); 500,000,000 shares authorized; 224,300,360 and 202,259,360 shares issued and outstanding at June 30, 2008 and
December 31, 2007, respectively	229,301	202,260
Additional Paid-in Capital	182,386,077	175,281,340
Treasury Stock	(130,050)	(95,050)
Accumulated Deficit	(175,966,487)	(170,827,683)
Total Shareholders' Equity	6,518,841	4,560,867
Total Liabilities and Shareholders' Equity	$28,191,896	$22,728,596

See the accompanying Notes which are an integral part of the Condensed Consolidated Financial Statements.

ISCO INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net sales	$2,485,641	$3,422,707	$5,242,806	$4,375,956
Costs and Expenses:
Cost of sales	1,311,670	1,702,715	2,856,971	2,412,370
Research and development	1,283,713	661,707	2,874,090	1,282,762
Selling and marketing	697,987	671,062	1,634,365	1,254,306
General and administrative	1,195,862	981,732	2,444,449	2,181,379
Total Costs and Expenses	4,489,232	4,017,216	9,809,875	7,130,817

Operating Loss	(2,003,591)	(594,509)	(4,567,069)	(2,754,861)
Other Income (Expense):
Interest income	2,418	17,926	10,199	36,205
Interest (expense)	(305,086)	(255,456)	(582,502)	(510,789)
Other income	568	-	568	-
Other income (expense), net	(302,100)	(237,530)	(571,735)	(474,584)

Net Loss	$(2,305,691)	$(832,039)	$(5,138,804)	$(3,229,445)

Basic and diluted loss per share	$(0.01)	$(0.00)	$(0.02)	$(0.02)

Weighted average number of common
shares outstanding	222,114,640	191,240,000	222,637,715	190,659,000

See the accompanying Notes which are an integral part of the Condensed Consolidated Financial Statements.

ISCO INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended	Six Months Ended
	June 30, 2008	June 30, 2007
OPERATING ACTIVITIES
Net loss	$(5,138,804)	$(3,229,445)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	397,235	99,983
Stock-based compensation charges	369,128	838,775
Changes in operating assets and liabilities	2,532,958	1,859,328
Net cash used in operating activities	(1,839,483)	(431,359)
INVESTING ACTIVITIES
Increase in restricted certificates of deposit	(1,956)	(5,898)
Payment of patent costs	(68,255)	(32,150)
Acquisition of property and equipment, net	(13,407)	(59,638)
Acquisition of Clarity	(2,193,432)	-
Net cash used in investing activities	(2,277,050)	(97,686)
FINANCING ACTIVITIES
Issuance of common stock	12,650	-
Proceeds from loan	2,200,000	-
Proceeds from note payable	1,500,000	-
Payment of loan	(1,013,750)	-
Treasury stock purchased	(35,000)	(64,600)
Net cash provided by financing activities	(2,663,900)	(64,600)

(Decrease)/Increase in cash and cash equivalents	(1,452,633)	(593,645)
Cash and cash equivalents at beginning of period	1,789,953	2,886,476
Cash and cash equivalents at end of period	$337,320	$2,292,831

See the accompanying Notes which are an integral part of the Condensed Consolidated Financial Statements.

ISCO INTERNATIONAL
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Ended June 30, 2008

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total
Balance as of December 31, 2005	183,252,036	$183,252	$170,387,752	$ -	$ (160,040,288)	$ 10,530,716
Exercise of Stock Options	2,582,826	2,583	427,330	-	-	429,913
Equity Financing	3,787,271	3,787	(3,787)	-	-	-
Section 16b recovery	-	-	3,124	-	-	3,124
Stock-Based Compensation	-	-	1,565,423	-	-	1,565,423
Net Loss	-	-	-	-	(4,364,984)	(4,364,984)
Balance as of December 31, 2006	189,622,133	$189,622	$172,379,842	$ -	$ (164,405,272)	$ 8,164,192
Vesting of Restricted Stock	4,303,893	4,304	(4,304)	-	-	-
1.5M Accrued Interest Converted to Equity	8,333,334	8,334	1,491,666	-	-	1,500,000
Stock-Based Compensation	-	-	1,414,136	-	-	1,414,136
Purchase of Treasury Shares	-	-	-	(95,050)	-	(95,050)
Net Loss	-	-	-	-	(6,422,411)	(6,422,411)
Balance as of December 31, 2007	202,259,360	$202,260	$175,281,340	$(95,050)	$(170,827,683)	$4,560,867
Vesting of Restricted Stock	1,926,000	1,926	(1,926)	-	-	-
Exercised of Stock Options	115,000	115	12,535	-	-	12,650
Stock-Based Compensation	-	-	369,128	-	-	369,128
Purchase of Treasury Shares	-	-	-	(35,000)	-	(35,000)
Shares issued for acquisition	20,000,000	25,000	6,725,000	-	-	6,750,000
Net Loss	-	-	-	-	(5,138,804)	(5,138,804)
Balance as of June 30, 2008	224,300,360	$229,301	$182,386,077	$(130,050)	$(175,966,487)	$6,518,841

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 – Organization

ISCO International Inc. ( together with its subsidiary Clarity Communication Systems Inc. (“Clarity”), the “Company”) addresses RF (Radio Frequency) and radio link optimization issues, including interference issues, within wireless communications, as well as provides product and service offerings based on Push-To-Talk (“PTT”) and Location-Based Services (“LBS”), including a proprietary combination of the two technologies in its Where2Talk (“W2T”) solution. Two inactive subsidiaries, Spectral Solutions, Inc. and Illinois Superconductor Canada Corporation, were terminated during early 2008 as the Company’s new subsidiary, Clarity, was acquired in connection with the merger that closed on January 3, 2008.  The Company uses unique products, including ANF (Adaptive Interference Management, or AIM, family of solutions), RF², and other solutions, as well as service expertise, in improving the RF handling of a wireless system, particularly the radio link (the signal between the mobile device and the base station). A subset of this capability is mitigating the impact of interference on wireless communications systems. These solutions are designed to enhance the quality, capacity, coverage and flexibility of wireless telecommunications services. The Company has historically marketed its products to cellular, PCS and wireless telecommunications service providers and original equipment manufacturers (“OEMs”) located both in the United States and in international markets.

Note 2 – Basis of Presentation

The condensed consolidated financial statements include the accounts of ISCO International, Inc. and its wholly owned subsidiary, Clarity Communication Systems Inc. (collectively referred to as the “Company”, or “we”,“our”or us”). All significant intercompany balances and transactions have been eliminated in consolidation.  The two inactive subsidiaries were included in these results in a similar fashion, up until the time of their termination.  The termination of these subsidiaries had no impact upon the consolidated financial results.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of results for the interim periods have been included. These financial statements and notes included herein should be read in conjunction with the Company’s audited financial statements and notes for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission (the “SEC”). The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter of, or for, the entire year ending December 31, 2008. For further information, refer to the financial statements, including the notes thereto, included in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2007.

Recent Accounting Pronouncements

  In May 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled In Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We are currently in the process of evaluating the impact of adopting this pronouncement.

In April 2008, the FASB issued FSP Statement of Financial Accounting Standards (“SFAS”) No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of FSP SFAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), and other applicable accounting literature. FSP SFAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. We are currently evaluating the provisions of FSP SFAS 142-3.

In February 2008, the FASB issued Staff Position No. FAS 157-2 which provides for a one-year deferral of the effective date of SFAS No. 157, “Fair Value Measurements,” for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. We adopted FAS 157-2 upon its issuance.

    In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”). SFAS No. 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141(R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We have not yet determined the effect on our consolidated financial statements, if any, upon adoption of SFAS No. 141(R) or SFAS No. 160.

In December 2007, the FASB issued FAS 160, “Noncontrolling Interests in Consolidated Financials, an Amendment of ARB No. 51”, which is intended to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing certain required accounting and reporting standards. FAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company is evaluating the options provided under FAS 160 and their potential impact on its financial condition and results of operations if implemented. The Company does not expect the adoption of FAS 160 to significantly affect its consolidated financial condition or results of operations.

In February 2007, the FASB issued SFAS No. “159, The Fair Value Option for Financial Assets and Financial Liabilities .SFAS No. 159 provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases.  As of January 1, 2008, we elected not to adopt the fair value option under SFAS 159.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements This statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in US GAAP and expands disclosure related to the use of fair value measures in financial statements. SFAS No.157 does not expand the use of fair value measures in financial statements, but standardizes its definition and guidance in US GAAP. SFAS No.157 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. Non-recurring nonfinancial assets and nonfinancial liabilities for which we have not applied the provisions of SFAS 157 include those measured at fair value in goodwill impairment testing, indefinite lived intangible assets measured at fair value for impairment testing, asset retirement obligations initially measured at fair value, and those initially measured at fair value in a business combination.

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

Note 3 - Realization of Assets

           The accompanying financial statements have been prepared in conformity with US GAAP which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial losses from operations in recent years, and such losses have continued through the year ended December 31, 2007 and the most recent quarter ended June 30, 2008. In addition, the Company has used, rather than provided, cash in its operations. Consistent with these facts, the Company’s most recent annual report filed on Form 10-K as amended, reflects that there is substantial doubt about the Company’s ability to continue as a going concern.

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

           The Company has incurred, and continues to incur, losses from operations. For the years ended December 31, 2007, 2006, and 2005, the Company incurred net losses of $6.4 million, $4.4 million, and $3.0 million, respectively. The quarter ended June 30, 2008 showed an additional net loss of $2.3 million bringing the year to date 2008 loss to $5.1 million. In the past, the Company has implemented strategies to reduce its cash used in operating activities. Previous changes have included the consolidation of its manufacturing and research and development facilities and a targeted reduction of the employee workforce, increasing the efficiency of the Company’s processes, focusing development efforts on products with a greater probability of commercial sales, reducing professional fees and discretionary expenditures, and negotiating favorable payment arrangements with suppliers and service providers. More importantly, the Company configured itself along an outsourcing model, thus allowing for relatively large, efficient production without the associated overhead and has developed an increasing number of off shore suppliers providing lower cost components.  Beginning in 2005, the Company began to invest in additional product development (engineering) and sales and marketing resources as it began to increase its volume of business. While viewed as a positive development, these expenditures have added to the funding requirements. In addition, ISCO International, Inc. acquired Clarity in January 2008.  While the Company believes this acquisition will bring additional revenues and improved gross margins, there are many implementation issues associated with this business that will require substantial investments of time and incremental cash resources before the value of the business can be realized.  During the second quarter of 2008, the Company launched several initiatives to refocus the entire organization to become more sales and market focused.  These efforts included the addition of an industry-recognized Sales Vice President, new   sales channels focused on international customers, focused pursuit of new OEM relationships, development and implementation of marketing programs targeted as specific customers and customer applications and sales resources targeted at all major domestic carriers.  While over time, the Company believes that this refocus will eventually result in increased sales and an improvement in financial performance there are no guarantees that these strategies will yield expected results.

            The continuing development of our product lines and operations, ramping up additional sales channels as well as any required defense of our intellectual property, will require an immediate commitment and/or availability of funds. The actual amount of our future funding requirements will depend on many factors, including: the amount and timing of future revenues, the economy and the impact on the wireless carriers network deployment plans, customer acceptance of our software offerings, the level of product marketing and sales efforts to support our commercialization plans, the magnitude of our research and product development programs, our ability to improve or maintain product margins, and the costs involved in protecting our patents or other intellectual property.  We continue to look into augmenting our existing capital position by evaluating potential short-term and long-term sources of capital whether from debt, equity, hybrid, or other methods. The primary covenant in our existing debt arrangement involves the right of the lenders to receive debt repayment from the proceeds of new financing activities. This covenant may restrict our ability to obtain additional financing to be used in the operations of the business.

Note 4- Business Combinations

    During January 2008, the Company completed its acquisition of Clarity, by merger for a total of $8.9 million (which includes repayment of Clarity's indebtedness, transaction expenses and stock issuances).

    The Clarity acquisition has been accounted for as a business combination under, SFAS No. 141, "Business Combinations". The assets acquired and liabilities assumed have been recorded at the date of acquisition at their respective fair values.

    The results of operations of Clarity are included in the accompanying consolidated statements of operations for the three and six months ended June 30, 2008. The total purchase for the acquisition subject to the finalization of the working capital adjustment as defined in the merger agreement, is $8.9million, and is broken down as follows:

Stock issuance (25 million shares)	$ 6,750,000
Payment of Clarity's indebtedness (includes closing costs)	1,593,000
Acquisition-related transaction costs	600,000
Total purchase price	$ 8,943,000

    The above purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed based on management's estimates of their current fair values. Acquisition-related transaction costs include legal and accounting fees and other external costs directly related to the Clarity acquisition.

    The purchase price has been allocated as follows:

Acquired cash	$62,000
Account receivable, net	425,000
Prepaids and other current assets	60,000
Fixed assets and other long term assets	289,000
Goodwill	6,195,000
Intangible assets	2,140,000
Account payable and accrued liabilities	(228,000)
Net assets acquired	$8,943,000

    Goodwill was determined based on the residual difference between the purchase cost and the value assigned to tangible and intangible assets and liabilities, and is not deductible for tax purposes. Among the factors that contributed to a purchased price resulting in the recognition of goodwill were Clarity's history of profitability prior to 2007, strong sales force and overall employee base, and leadership position in the technology market.

Note 5- Goodwill and Intangible Assets

           During January 2008, the Company acquired Clarity by merger, by issuing up to 40 million shares in the Company’s common stock, par value $0.001 (the “Common Stock”), in exchange for all of Clarity’s stock and satisfaction of employee rights and interests. The Company recorded $6.2 million in goodwill and $2.1 million in identifiable intangible assets. Intangible assets are included in the Company’s condensed consolidated balance sheets. The intangible assets are being amortized over periods ranging from 2 to 10 years on a straight-line basis. Amortization expense on intangible assets for the three and six months ended June 30, 2008 was $86,500 and $173,000, respectively.

           As of the reporting date, the Company had recorded goodwill resulting from the acquisitions of Spectral Solutions, Inc. and Illinois Superconductor Canada Corporation in 2000. Beginning January 1, 2002, goodwill was no longer to be amortized but rather to be tested for impairment on an annual basis and between annual tests whenever there is an indication of potential impairment. Impairment losses would be recognized whenever the implied fair value of goodwill is determined to be less than its carrying value. SFAS No.142 prescribes a two-step impairment test to determine whether the carrying value of the Company’s goodwill is impaired. The first step of the goodwill impairment test is used to identify potential impairment, while the second step measures the amount of the impairment loss. Step one requires the comparison of the fair value of each reporting unit with its carrying amount, including goodwill. As the Company is comprised of a single reporting unit, the question of fair value is centered upon whether the market value, as measured by market capitalization, of the Company exceeds stockholders’ equity. The excess of the Company’s market capitalization over its reported stockholders’ equity indicates that the goodwill of the Company’s sole reporting unit was not impaired as of June 30, 2008.

            The Company’s other intangible assets are derived from patents and trademarks which represent costs, primarily legal fees and expenses, incurred in order to prepare and file patent applications related to various aspects of the Company’s technology and to its current and proposed products. Patents and trademarks are recorded at cost and are amortized using the straight-line method over the shorter of their estimated useful lives or 17 years. The recoverability of the carrying values of patents and trademarks is evaluated on an ongoing basis by Company management. Factors involved in this evaluation include whether the item is in force, whether it has been directly threatened or challenged in litigation or administrative process, continued usefulness of the item in current and/or expected utilization by the Company in its solution offerings, perceived value of such material or invention in the marketplace, availability and utilization of alternative or other technologies, the perceived protective value of the item, and other factors. Patent and trademarks were reported net of accumulated amortization of approximately $856,600 at June 30, 2008.

Note 6 - Net Loss Per Share

Basic and diluted net loss per share is computed based on the weighted average number of common shares outstanding. Common shares issuable upon the exercise of options are not included in the per share calculations since the effect of their inclusion would be antidilutive.

Note7 - Inventories

Inventories consisted of the following:

	June 30, 2008	December 31, 2007
Raw materials	$1,450,468	$1,695,745
Work in process	779,231	655,676
Finished product	678,686	691,809
Total	$2,908,385	$3,043,230

Inventory balances are reported net of a reserve for obsolescence. This reserve is computed by taking into consideration the components of inventory, the recent usage of those components, and anticipated usage of those components in the future. This reserve was approximately $362,600 and $325,000 as of June 30, 2008 and December 31, 2007, respectively.

Note 8 - Stock Options and Warrants

Effective January 1, 2006, we adopted SFAS No. 123(R), “Share Based Payments,” as described in Note 7, in the Notes to the Consolidated Financial Statements.

At June 30, 2008, a total of 2.8 million stock options were outstanding under the Company’s equity compensation plans. No options were granted during the first six months of 2008 or 2007.

Restricted Share Rights

Restricted share grants offer employees the opportunity to earn shares of the Company’s stock over time. For grants that occurred during the periods ended June 30, 2008 and 2007, the typical vesting period for employees is  two to four  years while the vesting period of non-employee directors is linked to the one-year service period.  We recognize the issuance of the shares related to these stock-based compensation awards and the related compensation expense on a straight-line basis over the vesting period, or on an accelerated basis in those cases where the actual vesting is faster than the proportional straight-line value. Included within these grants are also performance-based shares, that is, shares that vest based on accomplishing particular objectives as opposed to vesting over time.  No performance-based shares were vested during the first six months of 2008.

The following table summarizes the restricted stock award activity during the first six months of 2008.
		Weighted
		Average Grant Date
	Shares	Fair Value (per share)

Outstanding, December 31, 2007	3,557,000	0.29
Granted	6,378,000	0.17
Forfeited or canceled	(3,262,000)	0.24
Vested	(1,926,000)	0.22
Outstanding, June 30, 2008	4,747,000	0.19

The total fair value of restricted shares vested during the three months ended June 30, 2008 and 2007 was $202,000 and $383,000, respectively. Total non-cash equity compensation expense recognized during the second quarter 2008 was $181,000, including $202,000 for vested restricted share grants and $(21,000) for the straight-line amortization of restricted share grants that did not vest during the second quarter 2008.

Note 9 – Debt and Financial Position

2008 Loan Agreement

On  May 29, 2008,  the Company entered into a new financing agreement  (the “2008 Loan Agreement”) with its two largest stockholders, Manchester Securities Corporation (“Manchester”) and Alexander Finance, L.P. (“Alexander” and together with Manchester, the “Lenders”).  Under the terms of the 2008 Loan Agreement, the Lenders are providing to the Company a credit line in the aggregate principal amount of $2.5 million.  A portion of this line was immediately drawn upon by the Company in order to repay the outstanding $500,000 short term loan between the Lenders and the Company under a receivables factoring arrangement, as well as $8,056 in accrued interest on the loan.  An additional $692,000 was drawn for working capital of the Company.

The indebtedness under the 2008 Loan Agreement is evidenced by the Company’s 9.5% Secured Grid Notes (the “Grid Notes”).  The Company issued a Grid Note to each of Alexander  and  Manchester in the aggregate principal amount of $1,250,000.

To secure and guarantee payment of the Grid Notes, on May 29, 2008, the Company, the Lenders, and Clarity entered into a Sixth Amended and Restated Security Agreement (the “New Security Agreement”) and an Amended and Restated Guaranty of Clarity (the “New Clarity Guaranty”), in favor of the Lenders.  The New Security Agreement amends and restates the Fifth Amended and Restated Security Agreement and adds the 2008 Loan Agreement and the Grid Notes to the list of obligations secured by all of the Company’s assets.  The New Clarity Guaranty amends and restates the guaranty and adds the Grid Notes to the list of obligations for which Clarity is guaranteeing the full payment and performance by the Company to the Lenders.

The material terms of the 2008 Loan Agreement and the Grid Notes include the following:

•
The advances made pursuant to the 2008 Loan Agreement (the “Loans”) bear interest at a rate of 9.5%.  Interest is calculated on a 360 day year simple interest basis and paid for the actual number of days elapsed.  All interest due on such Loans is payable on August 1, 2010, the maturity date of the 2008 Loan Agreement.  After the occurrence and during the continuance of an event of default, the interest rate on the Loans is increased to the lesser of 20% per annum, compounded annually, or the highest rate permitted by law and is payable on the demand of the Lenders.

•
The repayment of the principal amount of the Grid Notes, as well as the notes issued in connection with the previous financings (the “Prior ISCO Notes”) and all accrued and unpaid interest may be accelerated in the event of (i) a failure to pay any principal amount on the Grid Notes, (ii) a failure to pay the principal amount or accrued but unpaid interest upon any of the Prior ISCO Notes as and when such notes become due and payable; (iii) a failure by the Company for ten (10) days after notice to it, to comply with any other material provision of any of the Grid Notes, the 2008 Loan Agreement, or any of the Prior ISCO Notes and related agreements ; (iv) a default under the New Security Agreement or any of the Grid Notes or Prior ISCO Notes; (v) a breach by the Company of its representations or warranties under the 2008 Loan Agreement or under the New Clarity Guaranty; (vi) defaults under any other indebtedness of the Company in excess of $500,000; (vii) a final judgment involving, in the aggregate, liability of the Company in excess of $500,000 that remains unpaid for a period of 45 days; or (viii) bankruptcy event.

•
Any payments or prepayments by the Company or any guarantor permitted or required under the 2008 Loan Agreement shall be applied to each Lender, pro rata in relation to the total amount of the Company’s indebtedness to the Lenders then outstanding under the Grid Notes, in the following order: first, to the payment of any fees, costs, expenses, or charges of the Lenders with respect to the Grid Notes arising under the loan documents; second, to the payment of interest accrued on the outstanding advances represented by the Grid Notes; and  third, to the principal  balance.  Any prepayments, whether optional or mandatory, permanently reduce the Lenders’ commitments under the Grid Notes, pro rata, to the extent of such prepayments.

•
Upon 30 days prior written notice to the Lenders, the Company may prepay outstanding amounts under the Loans, provided that the minimum amount of any prepayment must generally be at least $250,000.  Upon receipt of net cash proceeds from (i) certain sales, leases, transfers or other dispositions of any assets of the Company, (ii) the incurrence or issuance of debt to third parties, (iii) the sale or issuance of capital stock, warrants, rights or options to acquire capital stock, or any other securities other than upon the exercise of outstanding options and warrants or the issuance of options pursuant to the Company’s equity incentive plan, in excess of 5% of the outstanding shares of, Common Stock: (iv) any judgment, award or settlement or (v) a merger or share exchange pursuant to which 50% of the Company’s voting power is transferred, the Company must prepay the lesser of the amount outstanding on the Grid Notes or the amount of such net cash proceeds.

•	The Company is required to pay all of the reasonable fees and expenses incurred by the Lenders in connection with the transaction documents.

On March 20, 2008, the Company entered into an agreement with the Lenders to assign, or factor, certain of its trade receivables (the “Assignment Agreement”).  If the Company requests such a transaction and the Lenders agree, monies will be advanced to the Company based on the Company’s trade receivables assigned to the Lenders.  Under the Assignment Agreements, as the assigned accounts are collected by the Company (approximately 30 days from the date of the invoice), the Company will promptly pay the Lenders the amount of the collected account, plus interest at an implied annual rate of 10%. In connection with the Assignment Agreement, the Company and its Lenders agreed to a $500,000 advance with funding to occur on March 20, 2008. Future transactions would be subject to the desire of both the Company and Lenders.  An additional $500,000 was borrowed under this arrangement on April 2, 2008.  The first $500,000 borrowed was repaid, with approximately $6,000 of accrued interest, on May 1, 2008.

2007 Convertible Debt that replaced the 2002 Credit Line

On June 26, 2007, the Company, and the Lenders, entered into an agreement to restructure the $11.7 million of credit line debt and accrued interest which was to mature August 2007.

The Company issued amended and restated notes (the "Amended and Restated Notes") in aggregate principal amount, including accrued interest on the maturing notes, of approximately $10.2 million to replace all of the maturing credit line notes and reflect the amendments to the Company’s previous loan  agreements, including: (i) the extension of the termination dates and maturity dates for all the maturing notes that were set to mature August 1, 2007 to a new maturity date of August 1, 2009; (ii) the reduction of the interest rate on each of the maturing notes from 9% to 7% per annum; (iii) provision for the conversion of the aggregate principal amount outstanding on each of the maturing notes at the election of the Lenders, together with all accrued and unpaid interest thereon into shares (the "Conversion Shares") of the ("Common Stock, at an initial conversion price of $0.20 per share. In addition, pursuant to the amendments to the Company’s previous loan  agreements, each of the Lenders immediately converted $750,000 in principal amount and accrued interest outstanding under the aforementioned notes  held by such Lender  prior to the restructuring into shares (the "Initial Conversion Shares") of Common Stock at a conversion price of $0.18, the 10 day volume weighted average closing price of the Company's Common Stock on the American Stock Exchange ("AMEX") as of June 21, 2007. Assuming the Amended and Restated Notes are not converted until maturity, approximately 58.5 million shares of Common Stock would be required to be issued upon conversion, for both principal and interest.

During January 2008, and associated with the Clarity acquisition, Alexander purchased an additional $1.5 million of the Amended and Restated Notes.  Before Alexander may exercise its rights to convert the additional $1.5 million of Amended and Restated Notes into the Conversion Shares, the Company is required to obtain approval of its stockholders and AMEX to list the additional Conversion Shares on AMEX. The Company is required to obtain these approvals within one year of the issuance date of these notes. In the event that these required approvals are not obtained by that time, then the interest rate on these notes will increase to a rate of 15% per annum. If the Conversion Shares are not registered under the Registration Rights Agreement  that the Company entered into with Alexander in connection with the financing of the $1.5 million by the 15-month anniversary of the issuance date of the Amended and Restated Notes, then the then-current interest rate will increase by a rate of 1% per annum each month thereafter until these Conversion Shares are registered, up to the default rate of the lower of 20% per annum or the highest amount permitted by law.

Assuming these additional Amended and Restated Notes are not converted until maturity, approximately 8.4 million shares of Common Stock would be required to be issued upon conversion, for both principal and interest.

2006 Convertible Debt

During June 2006, the Company entered into a Securities Purchase Agreement (the “Agreement”) and convertible notes (the “2006 Notes”) with the Lenders, pursuant to which the Lenders agreed, to loan an aggregate of $5,000,000 to the Company, $2,500,000 by each Lender, in convertible debt.

The 2006 Notes will mature on June 22, 2010 and bear an interest rate of 5% due at maturity. Both the principal amount and any accrued interest on the 2006 Notes are convertible into Common Stock at a rate of $0.33 per share, subject to certain anti-dilution adjustments. The Lenders have the right to convert the 2006 Notes, both principal and accrued interest, into shares of Common Stock at the rate of $0.33 per share at any time. The Company has the right to redeem the 2006 Notes in full in cash at any time beginning two years after the date of the Agreement (June 2008). The conversion rate of the 2006 Notes is subject to customary anti-dilution protections, provided that the number of additional shares of Common Stock issuable as a result of changes to the conversion rate will be capped so that the aggregate number of shares of Common Stock issuable upon conversion of the 2006 Notes will not exceed 19.99% of the aggregate number of shares of Common Stock presently issued and outstanding.

The 2006 Notes are secured on a first priority basis by all the Company’s intangible and tangible property and assets. Payment of the 2006 Notes was guaranteed by our two inactive subsidiaries, Spectral Solutions, Inc. and Illinois Superconductor Canada Corporation, and are now guaranteed by all the assets in Clarity The Company filed a registration statement, which was declared effective by the SEC in September 2006, covering the resale of the shares of Common Stock issuable upon conversion of the 2006 Notes with the SEC. Concurrently with the execution of the Agreement, the Lenders waived their right under the 2002 Credit Line to receive the financing proceeds from the issuance of the 2006 Notes, allowing the Company to use the funds for product development or general working capital purposes.

Assuming the 2006 Notes are held for the full four-year term, approximately 18.5 million shares of Common Stock would be required to be issued upon conversion, for both principal and interest.

Note 10 – Income Taxes

The Company adopted the provisions of FASB Interpretation 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, on January 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with SFAS No.5, Accounting for Contingencies. As required by FIN 48, which clarifies FASB Statement 109, Accounting for Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open. As a result of the implementation of FIN 48, there was no effect on the Company’s financial statements as of January 1, 2008 and there have been no material changes in unrecognized tax benefits since January 1, 2008 through June 30, 2008.

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

The Company is currently not aware of any current or threatened examination by any jurisdiction.  The Company has elected to classify interest and penalties related to unrecognized tax benefits as a component of income tax expense, if applicable. No accrual is required as of January 1, 2008 and June 30, 2008 for interest and penalties.

Note 11 – Business Segments

Starting January 2008, the Company operates in two business segments: Hardware and Software. The Company’s chief operating decision maker, its President and Chief Executive Officer uses the following measures in deciding how to allocate resources and assess performance among the segments:

        The results of operations by segments are as follows:

Three Months ended June 30, 2008	Hardware	Software	Total
Revenue	$2,134,516	$351,125	$2,485,641
Gross Profit	$1,084,854	$89,117	$1,173,971
Operating Expenses			$3,177,562
Operating Income (loss)			($2,003,591)

Six Months ended June 30, 2008	Hardware	Software	Total
Revenue	$4,520,814	$721,992	$5,242,806
Gross Profit	$2,069,956	$315,879	$2,385,835
Operating Expenses			$6,952904
Operating Income (loss)			($4,567,069)

        Segment information is not presented for the three and six months ended June 30, 2007 as the segments were created with the acquisition of Clarity in 2008.

Note 12 – Subsequent Events

On August 18, 2008 the Company entered into a new credit agreement with the Lenders.  The Lenders agreed to loan an aggregate of $3,000,000 to the Company through the issuance of convertible notes.  The new credit agreement also reduced the amount of advances that may be made under the 2008 Loan Agreement by $550,000. The notes bear interest at a rate of 9.5% per annum and mature on August 1, 2010.  Any outstanding principal and accrued but unpaid interest may be converted to Company common stock at $0.20 per share at any time during the term of the loan at the Lenders' discretion. In connection with the new credit agreement, the Company entered into a registration rights agreement pursuant to which the Company is required to file a registration statement covering the resale of 15,000,000 shares of its common stock, representing the number of shares of common stock issuable upon conversion of the maximum principal amount due on the convertible notes at the initial conversion price of $0.20 per share.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

Forward Looking Statements

Because we want to provide investors with more meaningful and useful information, this Quarterly Report on Form 10-Q contains, and incorporates by reference, certain forward-looking statements that reflect our current expectations regarding our future results of operations, performance and achievements. We have tried, wherever possible, to identify these forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, as amended, by using words such as “anticipates,” “believes,” “estimates,” “expects,” “designs,” “plans,” “intends,” “looks,” “may,” and similar expressions. These statements reflect our current beliefs and are based on information currently available to us. Accordingly, these statements are subject to certain risks, uncertainties and contingencies, including the factors set forth under Item 1A, Risk Factors of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2007, which could cause our actual results, performance or achievements for 2008 and beyond to differ materially from those expressed in, or implied by, any of these statements. You should not place undue reliance on any forward-looking statements, which speak only as of the date of this Quarterly Report. Except as otherwise required by federal securities laws, we undertake no obligation to release publicly the results of any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date of this  Quarterly Report or to reflect the occurrence of unanticipated events. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those expected or projected.

General

We have employed an outsourced manufacturing model in which we sometimes supply raw materials to external parties and products are then completed, and in other cases purchase the material and labor from the outsourced manufacturer.  This system allows us to more completely outsource procurement in the future if we choose to do so. Manufacturing partners then produce to specification with Company personnel on hand to assist with quality control. Our products are designed for efficient production in this manner, emphasizing solid-state electronics over mechanical devices with moving parts. The cost benefits associated with these developments, coupled with enhanced product functionality, have allowed us to realize good margins and efficiently manage overhead costs. Extensions of developed technology, based on substantial input from customers, have allowed us to launch the RF² product family and consider additional solutions while generally controlling total research and development (also referred as “R&D”)  cost.  As we move toward digital hardware and software-based solutions, and with the addition of Clarity Communication Systems Inc. (“Clarity”), we expect to increase the relative component of royalty and other non-product sales revenue streams.

We acquired Clarity in January 2008 in a merger transaction in which we acquired all of the outstanding stock of Clarity, and Clarity became a wholly-owned subsidiary.  Clarity provides value added mobile device features including a push-to-talk platform, location-based services, interoperability with land mobile radios and management from an administrative portal.  The individual features are combined into a proprietary solution called Clarity Public Safety.  Clarity continues to maintain customers that resell its push-to-talk platform.

Additionally, we have defined numerous new applications for our Adaptive Interference Management (AIM) platform that are compelling in a digital hardware package.  We also believe the underlying software technology and algorithms constituting the Company’s intellectual property could potentially reach a far broader audience if it could be delivered solely in software.  Such an adaptation would open additional markets such as mobile devices, small cell sites and repeaters, WiFi nodes, WiMax, and other architectures in other markets that employ wireless communications.

Wireless telecommunications have undergone significant merger activity in recent years, a trend which we believe will continue. These activities often result in operators with disparate technologies and spectrum assets, and the need to integrate those assets. In addition, the deployment of data applications is adding to the industry requirement to integrate disparate technologies into base stations and other fixed points of access, resulting in the need to manage multiple wireless signals and keep them from interfering with each other. We are focused on providing solutions that address these types of requirements.  We believe that spectrum re-mining in Europe will soon be a very significant event in the RF conditioning and management space, with operators deploying Universal Mobile Telecommunications Systems (UMTS) in conjunction with existing Global System for Mobile Communications (GSM) networks, which we believe will create challenges for these operators.  We believe these operators may find significant benefit from deploying our AIM solution.  We see other areas as likewise benefiting from our RF management solutions, including active engagements in Latin America and Asia.

 We announced several significant events during 2008, including the merger with Clarity, the addition of Gordon Reichard, Jr., as the Chief Executive Officer, the resignation of John Thode and James Fuentes from our Board of Directors and the addition of Torbjorn Folkebrant, formerly of LM Ericsson Telephone Company, and Stephen McCarthy formerly of Tellabs, Inc., to our Board of Directors.  Frank Cesario resigned as the Chief Financial Officer and was replaced by Gary Berger. As we expand our focus on sales both domestically and internationally we entered agreements with the magis group, L.L.C, and Sales Force Europe. Late in the second quarter of 2008, several engineers who were working on development of our DIF product voluntarily left the business. The departure of these individuals has caused delays in the availability of this new product. Early in the third quarter of 2008, we hired Jack Christie as the Vice President of Sales to lead the sales efforts of the Company.  We have seen reports of possible operator spending reductions in North America, with relatively higher spending outside North America.  Market diversification is one of the primary reasons why we have been more active in exploring international opportunities.  During the second quarter it was announced that Verizon Wireless would be acquiring Alltel Corporation. Alltel Corporation is one of the largest customers of our hardware business. At this point, we have been unable to determine the impact of this transaction on our sales.  In August 2008, we entered into a new credit agreement with Manchester Securities Corporation and Alexander Finance, L.P (together, the “Lenders”).  Under the new credit agreement, the Lenders agreed to loan an aggregate of $3,000,000 to the Company through the issuance of convertible notes and reduced the amount of advances that may be made under the 2008 Loan Agreement by $550,000.  With this new funding, we will continue to evaluate our options for our existing lines of business.

 Critical Accounting Policies

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
Revenue Recognition

In accordance with Staff Accounting Bulletin No. 104, we recognize revenue when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, price is fixed and determinable, and collectability is reasonably assured. Revenues from product sales are generally recognized at the time of shipment and are recorded net of estimated returns and allowances. Revenues from services are generally recognized upon substantial completion of the service and acceptance by the customer. We have under certain conditions, granted customers the right to return product during a specified period of time after shipment. In these situations, we establish a liability for estimated returns and allowances at the time of shipment and make the appropriate adjustment in revenue recognized for accounting purposes. During the six months ended on June 30, 2008 and 2007, no revenue was recognized on products that included a right to return or otherwise required customer acceptance after June 30, 2008. We have established a program which, in certain situations, allows customers or prospective customers to field test our products for a specified period of time. Revenues from field test arrangements are recognized upon customer acceptance of the products.

During 2006, we began to sell the dANF product which contains software that is essential to the functionality of the product and as such is required to be accounted for in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” The revenue recognized for each separate element of a multiple-element software contract is based upon vendor-specific objective evidence of fair value, which is based upon the price the customer is required to pay when the element is sold separately. The dANF product is recognized as revenue upon shipment while the maintenance is deferred and recognized on a straight line basis during the applicable maintenance period, typically 1-3 years.

Certain of our software agreements encompass multiple deliverables.  Accounting for these agreements is in accordance with Emerging Issues Task Force (“EITF”) No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”).  If the deliverables meet the criteria in EITF 00-21, the deliverables are separated into separate units of accounting and revenue is allocated to the deliverables based on their relative fair values.  In order for this accounting treatment to apply the deliverables must have value to the customer on a stand-alone basis, there must be objective and reliable evidence of the fair value of the undelivered item, and if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the control of the Company.  If the deliverables do not meet the above criteria they are treated as a single multiple-element arrangement.  The accounting treatment for single multiple-element arrangements means that any milestone payments made by the customer are recognized over the remaining term of the arrangement at each milestone date and the proportional amount of the support fee is recognized monthly starting at the milestone date through the end of the agreement. Management applies judgment to ensure appropriate application of EITF 00-21, including value allocation among multiple deliverables, determination of whether undelivered elements are essential to the functionality of the delivered elements and timing of revenue recognition among others.

We warrant our products against defects in materials and workmanship typically for a 1-2 year period from the date of shipment, though these terms may be negotiated on a case by case basis. A provision for estimated future costs related to warranty expenses is recorded when revenues are recognized. We accrued warranty cost of $34,000 for the first six months of 2008 and 2007. This warranty reserve is based on the cost to replace a percentage of products in the field at a given point, adjusted by actual experience. Returns and allowances were not significant in any period reported, and form a data point in establishing the reserve. Should this warranty reserve estimate be deemed insufficient, by new information, experience, or otherwise, an increase to warranty expense would be required.

Goodwill and Intangible Assets

During 2007, we completed our annual process of evaluating goodwill for impairment under SFAS No. 142 “Goodwill and Other Intangible Assets”. As the fair value of the enterprise, using quoted market prices for our common stock, exceeded the carrying amount, goodwill was determined to be not impaired. We assess the potential for impairment of goodwill annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. If we determine that the carrying value of goodwill is less than its fair value, a write-down may be required. In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, we review our identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of the intangible assets is measured by a comparison of the carrying amount to the fair value. If intangible assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value. Management does not believe that there was an impairment to goodwill and intangible assets as of June 2008.

Allowance for Doubtful Receivables

An allowance for doubtful receivables may be maintained for potential credit losses. Management specifically analyzes accounts receivable, on a client by client basis, when evaluating the adequacy of our allowance for doubtful receivables including customer creditworthiness and current economic trends and records any necessary bad debt expense based on the best estimate of the facts known to date. Should the facts regarding the collectibility of receivables change, the resulting change in the allowance would be charged or credited to income in the period such determination is made. There was no bad debt allowance recorded as of June 30, 2008 and 2007.

Stock-Based Compensation

Effective January 1, 2006, we adopted the provisions of SFAS No. 123R, "Share-Based Payment," ("FAS 123R") which establishes accounting for equity instruments exchanged for employee services. Under the provisions of FAS 123R, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant). Performance-based grants (grants that vest upon a future event and not due to the passage of time) are not expensed until we believe it probable that vesting will occur. We elected to adopt the modified prospective transition method as provided by FAS 123R and, accordingly, financial statement amounts for the prior periods have not been retroactively adjusted to reflect the fair value method of expensing share-based compensation. Under the modified prospective method, share-based expense recognized after adoption includes: (a) share-based expense for all awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value and (b) share-based expense for all awards granted subsequent to January 1, 2006. We changed our equity compensation practices at the same time to emphasize grants of restricted stock as opposed to stock options. As most options were fully vested as of January 1, 2006, only a small portion of its total equity compensation expense came from stock options, with the vast majority coming from grants of restricted stock. Grants of restricted stock are valued at the market price on the date of grant and amortized during the service period on a straight-line basis or the vesting of such grant, whichever is higher.

Results of Operations

Three months ended June 30, 2008 and 2007

Our net sales decreased $937,000 or 27% to $2,486,000 for the three months ended June 30, 2008 from $3,423,000 for the same period in 2007, which we attribute largely to the 2007 backlog of customer orders, partially offset by the addition of software related revenues from our Clarity unit.  Gross margins declined $546,000 due to lower hardware shipments for the second quarter of 2008 compared to the second quarter of 2007.  Gross margin rates declined to 47% of revenue in the current period from 50% for the same period in 2007.  This reduction in gross margin rates was the result of new software contracts where costs were incurred in advance of revenues earned thereby lowering the gross margin rate. Hardware gross margin rates were slightly higher than in the prior year. Cumulative deferred revenue, which represents revenue that will be recognized in future periods increased to $0.8 million at June 30, 2008 which was up from $0.25 million at June 30, 2007.

Cost of goods sold, decreased by $391, 000 or 23% to $ $1,312,000 for the quarter ended June 30, 2008 from $1,703,000 for the same period in 2007.  The decrease in cost of goods sold was fully attributable to the decline in hardware revenue and is shown net of the cost of sales related to software revenues.

Our research and development expenses increased $622,000 totaling $1,284,000 for the most recent quarter compared to total research and development expenses in the same period in 2007, which totaled $662,000.  The entire net increase in R&D expenditures is attributed to the addition of Clarity, as these expenditures in the hardware business declined compared to prior year.  We expect R&D spending to continue at approximately the same rate for at least the next quarter as efforts continue in new product development for both hardware and software offerings.

Sales and marketing expenses remained flat at $698,000 for the June 30, 2008 quarter compared to $671,000 for the same ninety day period in 2007.  The addition of expenses in this category associated with sales and marketing efforts of our software products were offset by vacancies in the hardware sales organization along with a reduction in sales commissions due to lower bookings in the period. We expect expenses in this category to increase for the remainder of the year as additional internal and external sales resources are added and as we realize expected increases in order activity specifically in the fourth quarter.

General and administrative expenses increased by $214,000 or 22%, compared to the same period in 2007.  The entire increase in this category is related to the inclusion of Clarity as there was a slight reduction in expenses  during this quarter associated with the hardware business.  A reduction in compensation-related charges associated with stock grants was the primary driver of the lower expense associated with the hardware business.  Expenses in this category are expected to continue at second quarter levels for the remainder of 2008.

Net other expenses increased $64,000 or 27% to $300,000 for the period ended June 30, 2008 compared to the same period in 2007.  Higher interest expense due to higher outstanding debt; along with lower interest income associated with less excess cash were the causes of the increase.  This trend is expected to continue for the remainder of 2008.

Six months ended June 30, 2008 and 2007

Our net sales totaled $5,243,000 for the six months ended June 30, 2008, which represented an increase of $867,000 or 20% from the same year-to-date period in 2007.  The addition of Clarity accounted for the largest portion of the increase although hardware sales were also higher due to low hardware shipments during the first quarter of 2007.  Gross margins on hardware sales were $105,000 higher for the first six months of 2008 compared to the prior year.  Most of the margin increase was due to higher volumes during the period.  Hardware gross margins increased to 46% from 45% the prior year.

Research and development spending totaled $2,874,000 for the six months ended June 30, 2008, an increase of $1,591,000 from the same period in the prior year, primarily due to the inclusion of Clarity.  R&D spending for hardware was flat compared to the prior year.

 Sales and marketing expenses for the first six months of 2008 totaled $1,634,000 which is $380,000 or 30% higher than the prior year.  The total increase was due to the addition of Clarity and was partially offset by reductions in spending on hardware sales and marketing efforts due to lower sales and marketing headcounts and lower professional fees.

 General and administrative expenses totaled $2,444,000 for the first six months of 2008, which was $263,000 or approximately 12% higher than the prior year.  General and Administrative expenses for the hardware business were $150,000 lower than the prior year as a result of lower stock compensation expense.

 Other expenses increased $97,000 or 20% from the first six months in the prior year.  The increase was caused by higher outstanding borrowings along with lower interest income due to lower excess cash balances available for investing.

Consolidated net loss for the first six months of 2008 totaled $5,138,000 which is $1,910,000 or 59% higher than the same period in previous year. Net loss from the hardware business was $2,874,000 which was $355,000 lower than the prior year. The net loss for the software business totaled $2,265,000 on year to date revenues of $722,000.

Liquidity and Capital Resources

At June 30, 2008, cash and cash equivalents were approximately $0.3 million, a decrease of $1.5million from the December 31, 2007 balance.   This decrease was associated with the costs of the combined business operations during the period and is in addition to the $1.5 million borrowed to pay off Clarity’s $1.2 million credit line and $0.4 million of Clarity’s closing costs as required by the merger agreement the Company entered with Clarity.  During the second quarter, $1.2 million was drawn from the $2.5 million credit line with Manchester Securities Corporation and Alexander Finance, L.P. with approximately $0.5 million used to repay the loan associated with the trade receivable factoring arrangement with the remainder of the draw used to support operations and new product development efforts.

To date, the Company has financed its operations primarily through public and private equity and debt financings.  The Clarity acquisition has significantly increased the cash required to fund new product development and for ongoing operations of the business.  The continued operations of our combined entity will require an immediate commitment and/or availability of funds, as will continuing development of our product lines and any required defense of our intellectual property.  The actual amount of our immediate and future funding requirements depends on many factors, including; the amount and timing of future sales along with the timing of customer payments, the level of spending required to develop new hardware and software products, the level of product marketing and sales efforts to support our commercialization plans, our ability to maintain and improve product margins, the level of deferred revenue and the costs involved in protecting our patents and other intellectual property.  While the Company has historically been successful in raising additional operating funds there can be no guarantees that we will be successful in raising funds at levels sufficient to support all of our operating activities.  As we continue to evaluate strategic options for the business, efforts are on-going to obtain additional funding in amounts adequate to support future operating needs from the current Lenders as well as alternative sources.

Net cash used in operating activities increased $1,408,000 for the first six months ended June 30, 2008 compared to the same period ended June 30, 2007.  The increase in the net loss of $1,909,000 was partially offset by a reduction of net working capital.  Lower accounts receivable balances provided most of the reduction in working capital and were the results of the timing of customer invoicing and improved cash collection efforts.  Inventory levels were also lower due to inventory reduction programs along with continued outsourcing of some production activities.

Investing activities consisted primarily of the acquisition of the outstanding stock of Clarity by merger. in January 2008.  Financing activities consisted of the issuance of common stock for option exercises.  Loan proceeds represent borrowing used to fund operating activities during the period.  Loan repayment activities reflect repayment of borrowings under the accounts receivable factoring arrangement with the Lenders.

Contractual Obligations and Commitments

The following table lists the contractual obligations and commitments that existed as of June 30, 2008:

Contractual Obligations	Payments Due by Period
		Less than 1				More than
Year	Total	Year	1-3 Years		3-5 Years	5 Years
Long Term Debt Obligations	$19,207,981	$-	$19,207,981	$		-
Operating Lease Obligations	$1,353,000	$204,000	$422,000		$441,000	$286,000
Total	$20,560,981	$204,000	$19,629,981		$441,000	$286,000

Off Balance Sheet Arrangements

We did not engage in any off-balance sheet arrangements during the period ended June 30, 2008.

 Item 3. Quantitative and Qualitative Disclosures About Market Risk.

    The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act of 1934, as amended (the “Exchange Act”) and is not required to provide the information required under this item.

Item 4. Controls and Procedures.

(a)
An evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act as of June 30, 2008. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms.

The Company’s management, including its CEO and CFO, believes that a controls system, no matter how well designed and operated, is based in part upon certain assumptions about the likelihood of future events, and therefore can only provide reasonable, not absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b)
There were no significant changes in the Company’s internal control over financial reporting identified in connection with the evaluation of such controls that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

 Item 1. Legal Proceedings.

    None.

Item 1A. Risk Factors.

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

 Item 6. Exhibits.

Exhibit Number	Description of Exhibit
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 19 th day of August 2008.

ISCO International, Inc.

By:	/s/ Gordon Reichard, Jr.
Gordon Reichard, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gary Berger
Gary Berger
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