Form 10-Q
period 2008-11-19
ISCO INTERNATIONAL INC
filed 2008-11-19
CIK 888693

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [    ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Class	Outstanding at November 12, 2008
Common Stock, par value $0.001 per share	228,471,174

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

 ISCO INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2008	2007
Assets:
Current Assets:
Cash and Cash Equivalents	$789,986	$1,789,953
Inventory, net	2,686,143	3,043,230
Accounts Receivable, net	1,001,327	2,311,110
Prepaid Expenses and Other	228,807	149,659
Total Current Assets	4,706,263	7,293,952
Property and Equipment	1,735,964	1,437,030
Less: Accumulated Depreciation and Amortization	(1,182,546)	(940,328)
Net Property and Equipment	553,418	496,702
Restricted Certificates of Deposit	132,372	129,307
Other Assets	-	587,824
Goodwill	13,370,000	13,370,000
Intangible Assets, net	2,732,360	850,811
Total Assets	$21,494,413	$22,728,596

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable	$522,855	$904,910
Inventory-related Material Purchase Accrual	45,952	240,126
Employee-related Accrued Liability	276,127	331,522
Accrued Professional Services	23,530	106,921
Other Accrued Liabilities and Current Deferred Revenue	1,013,858	452,581
Current-portion of Notes Payable	12,703,612
Total Current Liabilities	14,585,934	2,036,060

Deferred Facility Reimbursement	80,000	87,500
Deferred Revenue - Non Current	115,280	104,940
Notes and Related Accrued Interest with Related Parties, Net of Current-portion	8,598,323	15,939,229
Stockholders’ Equity:
Preferred Stock; 300,000 shares authorized; No shares issued and outstanding at September 30, 2008 and December 31, 2007
Common Stock ($.001 par value); 500,000,000 shares authorized; and 224,684,526 and 202,259,359 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	229,685	202,260
Additional Paid-in Capital	182,516,090	175,281,340
Treasury Stock	(139,345)	(95,050)
Accumulated Deficit	(184,491,554)	(170,827,683)
Total Stockholders’ Equity	(1,885,124)	4,560,867
Total Liabilities and Stockholders’ Equity	$21,494,413	$22,728,596

See the accompanying Notes which are an integral part of the Condensed Consolidated Financial Statements.

ISCO INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net sales	$1,867,170	$1,924,401	$7,109,977	$6,300,357
Costs and Expenses:
Cost of Sales	1,000,779	1,220,913	3,857,749	3,633,283
Research and Development	1,075,353	721,241	3,949,444	2,004,003
Selling and Marketing	795,086	554,494	2,429,186	1,808,800
General and Administrative	985,906	1,003,762	3,430,620	3,185,141
Goodwill Impairment	6,195,268	-	6,195,268	-
Total Costs and Expenses	10,052,392	3,500,410	19,862,267	10,631,227

Operating Loss	(8,185,222)	(1,576,009)	(12,752,290)	(4,330,870)
Other Income (Expense):
Interest Income	3,899	34,182	14,097	70,387
Interest (Expense)	(343,954)	(248,712)	(926,456)	(759,501)
Other Income	210	-	778	-
Other Income (Expense), net	(339,845)	(214,530)	(911,581)	(689,114)

Net Loss	$(8,525,067)	$(1,790,539)	$(13,663,871)	$(5,019,984)

Basic and diluted loss per share	$(0.04)	$(0.01)	$(0.06)	$(0.03)

Weighted average number of common
shares outstanding	222,246,000	200,154,000	215,814,000	193,433,000

See the accompanying Notes which are an integral part of the Condensed Consolidated Financial Statements.

ISCO INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2007
OPERATING ACTIVITIES
Net loss	$(13,663,871)	$(5,019,984)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	539,799	138,488
Stock-based compensation charges	499,525	1,217,769
Goodwill Impairment	6,195,268	-
Changes in operating assets and liabilities	3,281,204	3,750,119
Net cash provided by (used in) operating activities	(3,148,075)	86,392
INVESTING ACTIVITIES
Increase in restricted certificates of deposit	(3,065)	(8,208)
Payment of patent costs	(42,882)	(47,722)
Acquisition of property and equipment, net	(17,118)	(69,577)
Acquisition of Clarity	(2,193,432)	-
Net cash provided by (used in) investing activities	(2,256,497)	(125,507)
FINANCING ACTIVITIES
Issuance of common stock	12,650	-
Proceeds from loan	2,200,000	-
Proceeds from note payable	3,250,000	-
Payment of loan	(1,013,750)	-
Treasury stock purchased	(44,295)	(64,600)
Net cash provided by (used in) financing activities	4,404,605	(64,600)

(Decrease)/Increase in cash and cash equivalents	(999,967)	(103,715)
Cash and cash equivalents at beginning of period	1,789,953	2,886,476
Cash and cash equivalents at end of period	$789,986	$2,782,761

See the accompanying Notes which are an integral part of the Condensed Consolidated Financial Statements.

ISCO INTERNATIONAL
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

Ended September 30, 2008

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total
Balance as of December 31, 2005	183,252,036	$183,252	$170,387,752	$ -	$ (160,040,288)	$ 10,530,716
Exercise of Stock Options	2,582,826	2,583	427,330	-	-	429,913
Equity Financing	3,787,271	3,787	(3,787)	-	-	-
Section 16b recovery	-	-	3,124	-	-	3,124
Stock-Based Compensation	-	-	1,565,423	-	-	1,565,423
Net Loss	-	-	-	-	(4,364,984)	(4,364,984)
Balance as of December 31, 2006	189,622,133	$189,622	$172,379,842	$ -	$ (164,405,272)	$ 8,164,192
Vesting of Restricted Stock	4,303,893	4,304	(4,304)	-	-	-
1.5M Accrued Interest Converted to Equity	8,333,334	8,334	1,491,666	-	-	1,500,000
Stock-Based Compensation	-	-	1,414,136	-	-	1,414,136
Purchase of Treasury Shares	-	-	-	(95,050)	-	(95,050)
Net Loss	-	-	-	-	(6,422,411)	(6,422,411)
Balance as of December 31, 2007	202,259,360	$202,260	$175,281,340	$(95,050)	$(170,827,683)	$4,560,867
Vesting of Restricted Stock	2,310,168	2,310	(2,310)	-	-	-
Exercised of Stock Options	115,000	115	12,535	-	-	12,650
Stock-Based Compensation	-	-	499,525	-	-	499,525
Purchase of Treasury Shares	-	-	-	(44,295)	-	(44,295)
Shares issued for acquisition	20,000,000	25,000	6,725,000	-	-	6,750,000
Net Loss	-	-	-	-	(13,663,871)	(13,663,871)
Balance as of September 30, 2008	224,684,528	$229,685	$182,516,090	$(139,345)	$(184,491,554)	$(1,885,124)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 – Organization

ISCO International, Inc., (“ISCO” and, together with its subsidiary Clarity Communication Systems Inc. (“Clarity”), the “Company” or “we,” “our,” or “us”) addresses RF (Radio Frequency) and radio link optimization issues, including interference issues, within wireless communications, as well as provides product and service offerings based on Push-To-Talk (“PTT”) and Location-Based Services (“LBS”), including a proprietary combination of the two technologies in its Where2Talk (“W2T”) solution. Two inactive subsidiaries, Spectral Solutions, Inc. and Illinois Superconductor Canada Corporation, were terminated during early 2008 as the Company’s new subsidiary, Clarity, was acquired in connection with the merger that closed on January 3, 2008.  The Company uses unique products, including ANF (Adaptive Interference Management, or AIM, family of solutions), RF² and other solutions, as well as service expertise, in improving the RF handling of a wireless system, particularly the radio link (the signal between the mobile device and the base station). A subset of this capability is mitigating the impact of interference on wireless communications systems. These solutions are designed to enhance the quality, capacity, coverage and flexibility of wireless telecommunications services. The Company has historically marketed its products to cellular, PCS and wireless telecommunications service providers and original equipment manufacturers (“OEMs”) located both in the United States and in international markets.

Note 2 – Basis of Presentation

The condensed consolidated financial statements include the accounts of ISCO and its wholly-owned subsidiary, Clarity.  All significant intercompany balances and transactions have been eliminated in consolidation.  The two inactive subsidiaries were included in these results in a similar fashion, up until the time of their termination in January 2008.  The termination of these subsidiaries had no impact upon the consolidated financial results.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of results for the interim periods have been included. These financial statements and notes included herein should be read in conjunction with the Company’s audited financial statements and notes for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission (the “SEC”). The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter of, or for, the entire year ending December 31, 2008. For further information, refer to the financial statements, including the notes thereto, included in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2007 and filed with the SEC.

Recent Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in computing earnings per share under the two-class method described in SFAS No. 128, “Earnings Per Share.” The Company is currently in the process of evaluating the impact of adopting this pronouncement.

In May 2008, FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles". The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with US GAAP for nongovernmental entities. Statement 162 is effective 60 days following the Securities and Exchanges Commission's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The adoption of SFAS 162 will not have a material effect on the Company’s financial position or results of operations.

   In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled In Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We are currently in the process of evaluating the impact of adopting this pronouncement.

In April 2008, the FASB issued FSP Statement of Financial Accounting Standards (“SFAS”) No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of FSP SFAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), and other applicable accounting literature. FSP SFAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. We are currently evaluating the provisions of FSP SFAS 142-3.
In February 2008, the FASB issued Staff Position No. FAS 157-2 (“SFAS157-2”) which provides for a one-year deferral of the effective date of SFAS No. 157, “Fair Value Measurements,” for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. We adopted FAS 157-2 upon its issuance.

In December 2007, the FASB issued SFAS 141(R), and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”).  SFAS 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS 141(R) and SFAS 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We have not yet determined the effect on our consolidated financial statements, if any, upon adoption of SFAS 141(R) or SFAS 160.

In December 2007, the FASB issued FAS 160, “Noncontrolling Interests in Consolidated Financials, an Amendment of ARB No. 51,” which is intended to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing certain required accounting and reporting standards. FAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company is evaluating the options provided under FAS 160 and their potential impact on its financial condition and results of operations if implemented. The Company does not expect the adoption of FAS 160 to significantly affect its consolidated financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases.  As of January 1, 2008, we elected not to adopt the fair value option under SFAS 159.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  This statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in US GAAP and expands disclosure related to the use of fair value measures in financial statements. SFAS 157 does not expand the use of fair value measures in financial statements, but standardizes its definition and guidance in US GAAP. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. Non-recurring nonfinancial assets and nonfinancial liabilities for which we have not applied the provisions of SFAS 157 include those measured at fair value in goodwill impairment testing, indefinite lived intangible assets measured at fair value for impairment testing, asset retirement obligations initially measured at fair value, and those initially measured at fair value in a business combination.

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

Note 3 - Realization of Assets

The accompanying financial statements have been prepared in conformity with US GAAP, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial losses from operations in recent years, and such losses have continued through the year ended December 31, 2007 and the most recent quarter ended September 30, 2008. In addition, the Company has used, rather than provided, cash in its operations. Consistent with these facts, the Company’s most recent annual report filed on Form 10-K, as amended, reflects that there is substantial doubt about the Company’s ability to continue as a going concern.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon a successful sale of Clarity and continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements on a continuing basis, to maintain present financing, and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

The Company has incurred, and continues to incur, losses from operations. For the years ended December 31, 2007, 2006, and 2005, the Company incurred net losses of $6.4 million, $4.4 million, and $3.0 million, respectively. The quarter ended September 30, 2008 showed an additional net loss from operations of $8.5 million, which results in a loss of $ 13.7 million year to date, included in this amount is a goodwill impairment charge of $6.2 million(see note 5 for additional discussion). Historically, the Company has implemented strategies to reduce its cash used in operating activities.  Changes have included the consolidation of its research and development facilities, and a targeted reduction of the employee workforce, increasing the efficiency of the Company’s processes, focusing development efforts on products with a greater probability of commercial sales, reducing professional fees and discretionary expenditures, and negotiating favorable payment arrangements with suppliers and service providers. More importantly, the Company configured itself along an outsourcing model, thus allowing for relatively large, efficient production without the associated overhead and has developed an increasing number of offshore suppliers providing lower cost components.  Beginning in 2005, the Company began to invest in additional product development (engineering) and sales and marketing resources as it began to increase its volume of business. While viewed as a positive development, these expenditures have added to the funding requirements. During the second quarter of 2008, the Company launched several initiatives to refocus the entire organization to become more sales and market focused.  These efforts included the addition of new sales channels focused on international customers, focused pursuit of new OEM relationships, development and implementation of marketing programs targeted as specific customers and customer applications and sales resources targeted at all major domestic carriers.  While over time the Company believes that this refocus will eventually result in increased sales and an improvement in financial performance, there are no guarantees that these strategies will yield expected results.
 On January 3, 2008, the Company acquired Clarity.  There have been many implementation issues associated with this business that have required substantial investments of time and incremental cash resources that have added to the expense structure and cash usage of Clarity’s business.  On October 1, 2008, ISCO’s Board of Directors directed management to actively pursue the sale of, or other strategic partnership for, the Clarity business unit.

The continuing development of our product lines and operations, ramping up additional sales channels, as well as any required defense of our intellectual property, will require an immediate commitment and/or availability of funds. The actual amount of our future funding requirements will depend on many factors, including: the amount and timing of future revenues, the economy and the impact on the wireless carriers network deployment plans, customer acceptance of our product offerings, the level of product marketing and sales efforts to support our commercialization plans, the magnitude of our research and product development programs, our ability to improve or maintain product margins, and the costs involved in protecting our patents or other intellectual property.  We continue to look into augmenting our existing capital position by evaluating potential short-term and long-term sources of capital, including from debt, equity, hybrid, or other methods. The primary covenant in our existing debt arrangement involves the right of the lenders to receive debt repayment from the proceeds of new financing activities. This covenant may restrict our ability to obtain additional financing to be used in the operations of our business.

Note 4 - Business Combinations

On January 3, 2008, the Company completed its acquisition of Clarity by merger for a total of $8.9 million (which includes repayment of Clarity’s indebtedness, transaction expenses and stock issuances).

The Clarity acquisition has been accounted for as a business combination under, SFAS No. 141, “Business Combinations”. The assets acquired and liabilities assumed have been recorded at the date of acquisition at their respective fair values.

            The results of operations of Clarity are included in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2008. The total purchase for the acquisition subject to the finalization of the working capital adjustment as defined in the merger agreement, is $8.9million, and is broken down as follows:

Stock issuance (25 million shares)	$ 6,750,000
Payment of Clarity’s indebtedness (includes closing costs)	1,593,000
Acquisition-related transaction costs	600,000
Total purchase price	$ 8,943,000

The above purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed based on management’s estimates of their current fair values. Acquisition-related transaction costs include legal and accounting fees and other external costs directly related to the Clarity acquisition.

The purchase price has been allocated as follows:

Acquired cash	$62,000
Account receivable, net	425,000
Prepaids and other current assets	60,000
Fixed assets and other long term assets	289,000
Goodwill	6,195,000
Intangible assets	2,140,000
Account payable and accrued liabilities	(228,000)
Net assets acquired	$8,943,000

Goodwill was determined based on the residual difference between the purchase cost and the value assigned to tangible and intangible assets and liabilities, and is not deductible for tax purposes. Among the factors that contributed to a purchase price resulting in the recognition of goodwill were Clarity’s history of profitability prior to 2007, strong sales force and overall employee base, and leadership position in the technology market.

Note 5 - Goodwill and Intangible Assets

During January 2008, ISCO acquired Clarity by issuing up to 40 million shares of ISCO’s common stock, par value $0.001 per share (the “Common Stock”), in exchange for all of Clarity’s stock and satisfaction of employee rights and interests. The Company recorded $6.2 million in goodwill and $2.1 million in identifiable intangible assets. Intangible assets are included in the Company’s condensed consolidated balance sheets. The Company also has goodwill resulting from the acquisitions of Spectral Solutions, Inc. and Illinois Superconductor Canada Corporation in 2000. Beginning January 1, 2002, goodwill was no longer to be amortized but rather to be tested for impairment on an annual basis and between annual tests, whenever there is an indication of potential impairment. Impairment losses would be recognized whenever the implied fair value of goodwill is determined to be less than its carrying value.

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

The Company conducts its annual impairment testing as of September 30th each year. Historically, the Company performed impairment testing as a single reporting unit, by determining whether the fair value of the Company, based on market value, as measured by market capitalization, exceeded stockholders’ equity.  In prior years, the excess of the Company’s market capitalization over its reported stockholders’ equity indicated the goodwill of the Company was not impaired.

With the acquisition of Clarity in 2008, the Company is comprised of two reporting units, the hardware segment which includes historical ISCO operations and the software segment which includes Clarity operations. As a result of the significant reduction in the Company's market capitalization as well as the subsequent decision to pursue the sale of, or others partnership or strategic options for the software business, the Company determined that a potential impairment of goodwill may exist as of September 30, 2008 and decided to perform impairment testing for each reporting unit. The Company is still in the process of performing an extenstive analysis but has made a preliminary estimate of impairment as discussed below.

Software Segment:  Subsequent to September 30, 2008, the Company received a non-binding Letter Of Intent (LOI) related to the purchase of all of the outstanding common stock of Clarity.  The Company deemed this LOI to be the best estimate of fair value for the purpose of  an impairment analysis of the software reporting unit. The consideration in this LOI consists of a cash payment at the closing of the transaction with the remainder of the purchase price based on future financial performance. There are a number of uncertainties surrounding the  consummation of the transaction and if the transaction is consummated, the receipt of total consideration for this proposed transaction,  including customer acceptance of the software, minimal revenues currently under contract, operational execution by the new owner and current global economic conditions. All of these considerations were included in the measurement of the goodwill associated with the software segment and a range of potential impairment was developed.  The impairment range was determined between $3.0 million and $6.2 million, the upper range equaling the carrying value of the software segment goodwill as of September 30, 2008. There are several conditions precedent to the closing of the transaction and there can be no assurance that the transaction will be consummated on the proposed terms, if at all. The Company's management determined that the upper amount of the range represents the best estimate of the impairment as of September 30, 2008 given the contigent nature of the consideration expected to be received.

    Hardware Segment: The Company is in process of determining fair value of its hardware reporting unit in taking consideration for both a market and income approach. The evaluation has not been completed at this time. While the potential exists that there is impairment to the carrying value of this asset, since the evaluation is in progress, management is unable to make a good faith estimate of impairment, if any.  It is anticipated that the evaluation will be completed prior to year end with any impairment amount included in year end financial results.

    The intangible assets are being amortized over periods ranging from two to ten years on a straight-line basis. Amortization expense on intangible assets for the three and nine months ended September 30, 2008 was $86,500 and $259,500, respectively.   The Company’s other intangible assets are derived from patents and trademarks which represent costs, primarily legal fees and expenses, incurred in order to prepare and file patent applications related to various aspects of the Company’s technology and to its current and proposed products. Patents and trademarks are recorded at cost and are amortized using the straight-line method over the shorter of their estimated useful lives or 17 years. The recoverability of the carrying values of patents and trademarks is evaluated on an ongoing basis by Company management. Factors involved in this evaluation include whether the item is in force, whether it has been directly threatened or challenged in litigation or administrative process, continued usefulness of the item in current and/or expected utilization by the Company in its solution offerings, perceived value of such material or invention in the marketplace, availability and utilization of alternative or other technologies, the perceived protective value of the item, and other factors. Patent and trademarks were reported net of accumulated amortization of approximately $846,900 at September 30, 2008 and $851,000 as of December 31, 2007.

Note 6 - Net Loss Per Share

Basic and diluted net loss per share is computed based on the weighted average number of common shares outstanding. Common shares issuable upon the exercise of options are not included in the per share calculations since the effect of their inclusion would be antidilutive.

Note 7 - Inventories

Inventories consisted of the following:

	September 30, 2008	December 31, 2007
Raw materials	$1,154,220	$1,695,745
Work in process	946,014	655,676
Finished product	585,909	691,809
Total	$2,686,143	$3,043,230

Inventory balances are reported net of a reserve for obsolescence. This reserve is computed by taking into consideration the components of inventory, the recent usage of those components, and anticipated usage of those components in the future. This reserve was approximately $312,161 and $325,000 as of September 30, 2008 and December 31, 2007, respectively.

Note 8 - Stock Options and Warrants

At September 30, 2008, a total of 2.7 million stock options were outstanding under the Company’s equity compensation plans. No options were granted during the first nine months of 2008 or during 2007.

Restricted Share Rights

Restricted share grants offer employees the opportunity to earn shares of the Company’s stock over time. For grants that occurred during the periods ended September 30, 2008 and December 31, 2007, the typical vesting period for employees was two to four  years while the vesting period of non-employee directors was linked to the one-year service period.  We recognize the issuance of the shares related to these stock-based compensation awards and the related compensation expense on a straight-line basis over the vesting period, or on an accelerated basis in those cases where the actual vesting is faster than the proportional straight-line value. Included within these grants are also performance-based shares, which are shares that vest based on accomplishing particular objectives, as opposed to vesting over time.  No performance-based shares were vested during the first nine months of 2008.

The following table summarizes the restricted stock award activity during the first nine months of 2008.

	Shares	Weighted Average Grant Date Fair Value (per share)
Oustanding, December 31, 2007	3,557,000	$0.29
Granted	6,998,001	0.17
Forfeited or canceled	(3,822,499)	0.23
Vested	(2,310,168)	0.20
Outstanding, September 30, 2008	4,421,583	0.18
b

The total fair value of restricted shares vested during the three months ended September 30, 2008 and 2007 was $134,000 and $379,000, respectively. Total non-cash equity compensation expense recognized during the third quarter 2008 was $134,000, including $67,000 for vested restricted share grants and $67,000 for the straight-line amortization of restricted share grants that did not vest during the third quarter 2008.

Note 9 – Debt and Financial Position

 As of September 30, 2008, the Company’s debt position is described on the following table (includes accrued interest):

	Short-Term	Long-Term
August 2008 Loan Agreement		$1,010,292
May 2008 Loan Agreeement		2,003,992
January 2008 Loan Agreement	$1,580,612
June 2007 Loan Agreement	11,123,000
June 2006 Loan Agreement		5,584,039
Total	$12,703,612	$8,598,323

August 2008 Loan Agreement

On August 18, 2008, the Company entered into a new financing agreement (the “August Loan Agreement”) with Manchester Securities Corporation (“Manchester”) and Alexander Finance, L.P. (“Alexander” and together with Manchester, the “Lenders”), who, together with their affiliates, are our two largest stockholders.   Under the terms of the August Loan Agreement, the Lenders provided to the Company a credit line in the aggregate principal amount of $3 million and reduced the amount of advances that may be made under the May 2008 Loan Agreement, dated May 29, 2008, between the Company and the Lenders, by $550,000.

The indebtedness under the August Loan Agreement is evidenced by the Company’s 9½% Secured Convertible Notes (each a “2008 Convertible Note,” together the “2008 Convertible Notes”) due August 1, 2010. The Company issued a 2008 Convertible Note to Alexander in the principal amount not to exceed $1.65 million and a 2008 Convertible Note to Manchester in the principal amount not to exceed $1.35 million. Interest on the outstanding principal balance of the 2008 Convertible Notes accrues at 9½% per annum and the holders of the 2008 Convertible Notes have the right to convert the outstanding principal amount under the 2008 Convertible Notes, and all accrued but unpaid interest, at any time, in whole or in part, into shares of the Company’s common stock at an original conversion price of $0.20 per share, subject to certain anti-dilution adjustments.

The 2008 Convertible Notes are secured by the Seventh Amended and Restated Security Agreement, dated as of August 18, 2008, entered into by and among the Company, Manchester, Alexander and Clarity. The Company’s obligations under the 2008 Convertible Notes are guaranteed by Clarity under the Amended and Restated Guaranty of Clarity.

On August 22, 2008, the Company drew down $450,000 of principal under Manchester’s 2008 Convertible Note, which is convertible into 2,250,000 shares of the Company’s common stock. On the same day, the Company drew down $550,000 under Alexander’s 2008 Convertible Note, which is convertible into 2,750,000 shares of Company’s common stock.

On August 18, 2008, in connection with the August Loan Agreement and the issuance of the 2008 Convertible Notes, the Company entered into a Registration Rights Agreement (as amended effective as of November 12, 2008, the “Registration Rights Agreement”) with the Lenders.  Pursuant to the Registration Rights Agreement, the Company is required to file a registration statement under the Securities Act of 1933, as amended (the “Securities Act”) by June 1, 2009, covering the resale of at least 15,000,000 shares of our Common Stock (the “Registrable Securities”), representing the potential number of shares of our Common Stock issuable upon conversion of the maximum principal amount due on the 2008 Convertible Notes ($3 million) at the initial conversion price of $0.20 per share. Under the Registration Rights Agreement, the registration statement must be declared effective by the Securities and Exchange Commission (the “SEC”) by September 1, 2009 if the registration statement is not reviewed by the SEC, or by November 1, 2009 if the registration statement is reviewed by the SEC, or the Company will be obligated to make certain delay payments. In addition, at any time after March 31, 2009 either Lender may demand by written notice to the Company (a “Demand Notice”), that the Company prepare and file such registration statement not later than the date that is 30 days following the date of the Demand Notice (the “Demand Date”). Thereafter, the Company shall use its best efforts to have the registration statement declared effective as soon as possible, but not later than 60 days from the Demand Date. The Company is also required to list the Registrable Securities on the NYSE Alternext US, formerly The American Stock Exchange (the “Exchange”) by the same date the registration statement is required to be declared effective by the SEC.

The above agreements and their related documents are more fully described in the Company’s Current Reports on Form 8-K filed with the SEC on August 18, 2008.

May 2008 Loan Agreement

On May 29, 2008, the Company entered into a financing agreement (the “May 2008 Loan Agreement”) with the Lenders.  Under the terms of the May 2008 Loan Agreement, the Lenders provided to the Company a credit line in the aggregate principal amount of $2.5 million.  A portion of this line was immediately drawn upon by the Company in order to repay the outstanding $500,000 short-term loan between the Lenders and the Company under a receivables factoring arrangement, as well as $8,056 in accrued interest on the loan.  The Company withdrew a total of $975,000 from each Lender for use as working capital under the 2008 Loan Agreement.

The indebtedness under the May 2008 Loan Agreement is evidenced by the Company’s 9.5% Secured Grid Notes (each a “Grid Note,” together the “Grid Notes”).  The Company issued a Grid Note to each of Alexander and Manchester in the aggregate principal amount of $1,250,000.

To secure and guarantee payment of the Grid Notes, on May 29, 2008, the Company, the Lenders, and Clarity entered into a Sixth Amended and Restated Security Agreement and an Amended and Restated Guaranty of Clarity, in favor of the Lenders.   The Amended and Restated Guaranty of Clarity adds the Grid Notes to the list of obligations for which Clarity is guaranteeing the full payment and performance by the Company to the Lenders.

The material terms of the May 2008 Loan Agreement and the Grid Notes include the following:

•
The advances made pursuant to the 2008 Loan Agreement (the “Loans”) bear interest at a rate of 9.5%.  Interest is calculated on a 360 day year simple interest basis and paid for the actual number of days elapsed.  All interest due on such Loans is payable on August 1, 2010, the maturity date of the May 2008 Loan Agreement.  After the occurrence and during the continuance of an event of default, the interest rate on the Loans is increased to the lesser of 20% per annum, compounded annually, or the highest rate permitted by law and is payable on the demand of the Lenders.

•
The repayment of the principal amount of the Grid Notes, as well as the notes issued in connection with the previous financings (the “Prior ISCO Notes”) and all accrued and unpaid interest may be accelerated in the event of (i) a failure to pay any principal amount on the Grid Notes; (ii) a failure to pay the principal amount or accrued but unpaid interest upon any of the Prior ISCO Notes as and when such notes become due and payable; (iii) a failure by the Company for ten (10) days after notice to it, to comply with any other material provision of any of the Grid Notes, the 2008 Loan Agreement, or any of the Prior ISCO Notes and related agreements; (iv) a default under the Sixth Amended and Restated Security Agreement or any of the Grid Notes or Prior ISCO Notes; (v) a breach by the Company of its representations or warranties under the 2008 Loan Agreement or under the Amended and Restated Guaranty of Clarity; (vi) defaults under any other indebtedness of the Company in excess of $500,000; (vii) a final judgment involving, in the aggregate, liability of the Company in excess of $500,000 that remains unpaid for a period of 45 days; or (viii) bankruptcy event.

•
Any payments or prepayments by the Company or any guarantor permitted or required under the May 2008 Loan Agreement shall be applied to each Lender, pro rata in relation to the total amount of the Company’s indebtedness to the Lenders then outstanding under the Grid Notes, in the following order: first, to the payment of any fees, costs, expenses, or charges of the Lenders with respect to the Grid Notes arising under the loan documents; second, to the payment of interest accrued on the outstanding advances represented by the Grid Notes; and  third, to the principal  balance.  Any prepayments, whether optional or mandatory, permanently reduce the Lenders’ commitments under the Grid Notes, pro rata, to the extent of such prepayments.

•
Upon 30 days prior written notice to the Lenders, the Company may prepay outstanding amounts under the Loans, provided that the minimum amount of any prepayment must generally be at least $250,000.  Upon receipt of net cash proceeds from (i) certain sales, leases, transfers or other dispositions of any assets of the Company, (ii) the incurrence or issuance of debt to third parties, (iii) the sale or issuance of capital stock, warrants, rights or options to acquire capital stock, or any other securities other than upon the exercise of outstanding options and warrants or the issuance of options pursuant to the Company’s equity incentive plan, in excess of 5% of the outstanding shares of Common Stock: (iv) any judgment, award or settlement; or (v) a merger or share exchange pursuant to which 50% of the Company’s voting power is transferred, the Company must prepay the lesser of the amount outstanding on the Grid Notes or the amount of such net cash proceeds.

•	The Company is required to pay all of the reasonable fees and expenses incurred by the Lenders in connection with the transaction documents.

March 2008 Trade Receivables Factoring Agreement

On March 20, 2008, the Company entered into an agreement with the Lenders to assign, or factor, certain of its trade receivables (the “Assignment Agreement”).  If the Company requests such a transaction and the Lenders agree, monies will be advanced to the Company based on the Company’s trade receivables assigned to the Lenders.  Under the Assignment Agreement, as the assigned accounts are collected by the Company (approximately 30 days from the date of the invoice), the Company will promptly pay the Lenders the amount of the collected account, plus interest at an implied annual rate of 10%. In connection with the Assignment Agreement, the Company and its Lenders agreed to a $500,000 advance with funding to occur on March 20, 2008. Future transactions would be subject to the desire of both the Company and Lenders.  An additional $500,000 was borrowed under this arrangement on April 2, 2008.  The first $500,000 borrowed was repaid, with approximately $6,000 of accrued interest, on May 1, 2008.

January 2008 Clarity Merger Financing

As a condition to the Clarity merger, ISCO was required to obtain financing (the “Financing”) in an amount equal to $1.5 million to fund the initial operations of the combined entity after the merger and transaction expenses of the Company incurred in connection with the merger and (ii) to pay off the amount outstanding under Clarity’s line of credit agreement (as described below).  Pursuant to the Financing, on January 3, 2008, the Company issued a new Amended and Restated Note (the “Note”) to Alexander in aggregate principal amount of $1.5 million.  The Note matures on August 1, 2009, bears interest of 7% per annum and is convertible, together with all accrued and unpaid interest thereon, into shares (the “Additional Conversion Shares”) of the Company’s Common Stock at an initial conversion price of $0.20 per share.  The note contains substantially similar terms and conditions as the Amended and Restated Notes (defined below) previously issued to the Lenders.

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

Before Alexander may exercise its right to convert the Note into the Additional Conversion Shares, the Company is required to obtain the approval of the Company’s stockholders to issue the Additional Conversion Shares as well as to obtain the approval of the Exchange to list the Additional Conversion Shares on the Exchange.  ISCO is required to obtain these approvals within one year of the issuance date of the Note.   In the event that these required approvals are not obtained by that time, then the interest rate on the Note will increase to a rate of 15% per annum.  If the resale of the Additional Conversion Shares is not registered under the applicable Registration Rights Agreement, as described below, by the 15 month anniversary of the issuance date of the Note if the SEC does not review the registration statement or the 17 month anniversary  if the SEC does conduct a review, then the then-current interest rate will increase by a rate of 1% per annum each month thereafter until the Additional Conversion Shares are registered, up to the default rate of the lower of 20% per annum or the highest amount permitted by law.

The conversion rate of the Note is subject to customary anti-dilution protections. The Note does not contain market or trading-based ratchet or reset provisions. The Company has the right to redeem the Note in full in cash at any time beginning June 26, 2009.   The Note is secured on a first priority basis by all the Company’s intangible and tangible property and assets, including the assets acquired from Clarity in the merger.

In connection with Financing, the Company entered into a Registration Rights Agreement with Alexander.  Pursuant to the Registration Rights Agreement, we are required to file a registration statement under the Securities Act covering the resale of the shares of the Additional Conversion Shares with the SEC within 30 days after both the stockholders’ and the Exchange approvals have occurred.  The Registration Rights Agreement contains customary covenants, including registration delay payments, in addition to certain interest rate increases under the Note, under certain events for failing to maintain the effectiveness of a registration statement covering the resale of the Additional Conversion Shares.  Assuming the Additional Conversion Shares are approved as described above and the Note is held to maturity, approximately 8.4 million shares of Common Stock would be required to be issued upon conversion, for both principal and interest.

2007 Convertible Debt that replaced the 2002 Credit Line

On June 26, 2007, the Company, and the Lenders, entered into an agreement to restructure the $11.7 million credit line debt and accrued interest which was to mature August 2007.

The Company issued amended and restated notes (the “Amended and Restated Notes”) in aggregate principal amount, including accrued interest on the maturing notes, of approximately $10.2 million to replace all of the maturing credit line notes and to reflect the amendments to the Company’s previous loan  agreements, including: (i) the extension of the termination dates and maturity dates for all the maturing notes that were set to mature August 1, 2007 to a new maturity date of August 1, 2009; (ii) the reduction of the interest rate on each of the maturing notes from 9% to 7% per annum; and (iii) provision for the conversion of the aggregate principal amount outstanding on each of the maturing notes at the election of the Lenders, together with all accrued and unpaid interest thereon into shares of our Common Stock (the “Conversion Shares”) at an initial conversion price of $0.20 per share. In addition, pursuant to the amendments to the Company’s previous loan agreements, each of the Lenders immediately converted $750,000 in principal amount and accrued interest outstanding under the aforementioned notes held by such Lender prior to the restructuring into shares (the “Initial Conversion Shares”) of Common Stock at a conversion price of $0.18, the 10 day volume weighted average closing price of the Company’s Common Stock on the Exchange as of June 21, 2007. Assuming the Amended and Restated Notes are not converted until maturity, approximately 58.5 million shares of Common Stock would be required to be issued upon conversion, for both principal and interest.

Assuming these additional Amended and Restated Notes are not converted until maturity, approximately 8.4 million shares of Common Stock would be required to be issued upon conversion, for both principal and interest.

2006 Convertible Debt

During June 2006, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) and convertible notes (the “2006 Notes”) with the Lenders, pursuant to which the Lenders agreed to loan an aggregate of $5,000,000 to the Company, $2,500,000 by each Lender, in convertible debt.

The 2006 Notes will mature on June 22, 2010 and bear an interest rate of 5% due at maturity. Both Lenders have the right to convert the 2006 Notes, both principal and accrued interest, into shares of Common Stock at the rate of $0.33 per share at any time. The Company has the right to redeem the 2006 Notes in full in cash at any time beginning two years after the date of the Securities Purchase Agreement (June 2008). The conversion rate of the 2006 Notes is subject to customary anti-dilution protections, provided that the number of additional shares of Common Stock issuable as a result of changes to the conversion rate will be capped so that the aggregate number of shares of Common Stock issuable upon conversion of the 2006 Notes will not exceed 19.99% of the aggregate number of shares of Common Stock presently issued and outstanding.

The 2006 Notes are secured on a first priority basis by all the Company’s intangible and tangible property and assets. Payment of the 2006 Note was guaranteed by our two inactive subsidiaries, Spectral Solutions, Inc. and Illinois Superconductor Canada Corporation, and is now guaranteed by all the assets in Clarity. The Company filed a registration statement with the SEC, which was declared effective in September 2006, covering the resale of the shares of Common Stock issuable upon conversion of the 2006 Notes. Concurrently with the execution of the Securities Purchase Agreement, the Lenders waived their right under the 2002 Credit Line to receive the financing proceeds from the issuance of the 2006 Notes, allowing the Company to use the funds for product development or general working capital purposes.

Assuming the 2006 Notes are held for the full four-year term, approximately 18.5 million shares of Common Stock would be required to be issued upon conversion, for both principal and interest.

Note 10 – Income Taxes

The Company adopted the provisions of FASB Interpretation 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with SFAS No. 5, “Accounting for Contingencies.” As required by FIN 48, which clarifies FASB Statement 109, “Accounting for Income Taxes,” the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open. As a result of the implementation of FIN 48, there was no effect on the Company’s financial statements as of January 1, 2008 and there have been no material changes in unrecognized tax benefits through September 30, 2008.

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

The Company is currently not aware of any current or threatened examination by any jurisdiction.  The Company has elected to classify interest and penalties related to unrecognized tax benefits as a component of income tax expense, if applicable. No accrual is required as of January 1, 2008 and September 30, 2008 for interest and penalties.

Note 11 – Business Segments

The Company operates in two business segments: Hardware and Software. The Company’s chief operating decision maker, its President and Chief Executive Officer, uses the following measures in deciding how to allocate resources and assess performance among the segments:

The results of operations by segments are as follows:

Three Months ended September 30, 2008	Hardware	Software	Total
Revenue	$1,315,924	$551,246	$1,867,170
Gross Profit	$533,720	$332,672	$866,392
Operating Expenses			$9,051,614
Operating Income (loss)			$(8,185,222)

Nine Months ended September 30, 2008	Hardware	Software	Total
Revenue	$5,836,739	$1,273,238	$7,109,977
Gross Profit	$2,603,677	$648,550	$3,252,227
Operating Expenses			$16,004,517
Operating Income (loss)			$(12,752,290)

Segment information is not presented for the three and nine months ended September 30, 2007, since the segments were created with the acquisition of Clarity in 2008.

Note 12 – Subsequent Events

On October 1, 2008, the Board met to discuss the current status and future outlook for Clarity.  Management believes the long-term outlook for the Clarity business is favorable.  However, based on management’s financial projections, optimal execution of the Clarity business plan will require additional funding for some period of time.  The Board of Directors has recognized the current challenging conditions in the financial and credit markets and the impact of those conditions on the ability to raise the required funding to execute the business plan.  Given these conditions, the Board of Directors has directed management to actively pursue the sale of, or other partnership or strategic options for, this business unit. On October 31, 2008, the Company entered into a non-binding letter of intent for the sale of the outstanding stock of Clarity to an unrelated third party buyer.  The consideration in this letter of intent consists of a cash payment at closing with the remainder of the purchase price based on future financial performance. Subject to the fulfillment of several conditions precedent, the terms of the letter of intent anticipate a potential closing during the fourth quarter of 2008, if at all. There can be no assurance that the transaction will be consummated on the proposed terms, if at all.
On October 24, 2008, the Company drew an additional $1 million under the August Loan Agreement.

On October 27, 2008, management took action to reduce the monthly cash expenditure associated with Clarity by reducing headcount under a plan of termination pursuant to which charges will be incurred under FASB Statement of Financial Accounting Standards No. 146 “Accounting For Costs Associated With Exit or Disposal Activities.”  The headcount reductions were effective immediately and will result in a charge for one time termination benefits of approximately $75,000. As strategic options continue to be evaluated, a retention program has been provided for the remaining employees.  The costs associated with this retention program are estimated at $100,000. In addition, approximately 1.1 million shares of our Common Stock vested immediately upon such termination.  These shares were granted in January 2008 as part of the acquisition of Clarity. The vesting was accelerated due to the headcount reductions.  The vesting of these shares will result in a non-cash charge of approximately $75,000.

       In accordance with the reporting provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”), the Company will classify the results of Clarity as discontinued operations in the fourth quarter 2008.   On the final disposition of the Clarity assets, if and when such disposition takes place, the Company may incur an impairment of the carrying value of these assets.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

Forward Looking Statements

Because we want to provide investors with more meaningful and useful information, this Quarterly Report on Form 10-Q contains, and incorporates by reference, certain forward-looking statements that reflect our current expectations regarding our future results of operations, performance and achievements. We have tried, wherever possible, to identify these forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, as amended, by using words such as “anticipates,” “believes,” “estimates,” “expects,” “designs,” “plans,” “intends,” “looks,” “may,” and similar expressions. These statements reflect our current beliefs and are based on information currently available to us. Accordingly, these statements are subject to certain risks, uncertainties and contingencies, including the factors set forth under Item 1A, Risk Factors, of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2007, which could cause our actual results, performance or achievements for 2008 and beyond to differ materially from those expressed in, or implied by, any of these statements. You should not place undue reliance on any forward-looking statements, which speak only as of the date of this Quarterly Report. Except as otherwise required by federal securities laws, we undertake no obligation to release publicly the results of any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date of this  Quarterly Report or to reflect the occurrence of unanticipated events. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those expected or projected.

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

We recognize the current challenging conditions of the financial and credit markets and the impact of those conditions on our ability to raise the required funding to develop the software business.  Accordingly, management decided to begin efforts to sell the Clarity business unit in the fourth quarter of 2008.  We acquired Clarity in January 2008 through a merger transaction in which we acquired all of the outstanding stock of Clarity, and Clarity became a wholly-owned subsidiary.  On October 31, 2008, we entered into a non-binding letter of intent for the sale of the outstanding stock of Clarity to an unrelated third party buyer.  There can be no assurance that the transaction will be consummated on the proposed terms, if at all.

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

We announced several significant events during 2008, including the merger with Clarity, the addition of Gordon Reichard, Jr., as the Chief Executive Officer, the resignation of John Thode and James Fuentes from our Board of Directors and the addition of Torbjorn Folkebrant, formerly of LM Ericsson Telephone Company, and Stephen McCarthy formerly of Tellabs, Inc., to our Board of Directors.  In addition, Frank Cesario resigned as the Chief Financial Officer and was replaced by Gary Berger. As we expand our focus on sales both domestically and internationally we entered agreements with the magis group, L.L.C, and Sales Force Europe. Late in the second quarter of 2008, several engineers who were working on development of our DIF product voluntarily left the business. The departure of these individuals caused delays in the availability of this new product. During the third quarter of 2008, these vacancies in the engineering team were filled, which augmented the resources dedicated to development efforts associated with the DIF product.

As discussed in greater detail in Note 5 above, the Company is in the process of evaluating potential impairment of the carrying value of its goodwill and intangible assets. It is anticipated that this valuation will be completed prior to year-end with any impairment amounts included in year-end financial results.

As discussed in greater detail in Note 12 above, on October 31, 2008, the Company received a non-binding letter of intent for all of the outstanding common stocks of Clarity subject to fulfillment of several conditions precedent, the terms of the LOI anticipate a potential closing during the fourth quarter of 2008.

b
    Early in the fourth quarter of 2008, we hired two new sales people, Bill Calvert, as the Western Regional Account Manager, and Fred Fanini, as the Northeast Regional Account Manager. We introduced a special marketing promotion for “CoW-CoLT” (Cellular on Wheels/Cellular on Light Trucks/Trailers) solutions making it easier to implement. The special promotion is designed to enable mobile operators to realize the benefits possible from the implementation of ISCO’s dANF adaptive interference mitigation and management product. The intelligent spectrum conditioning provided by the Company’s dANF (Digital Adaptive Notch Filter) product is ideal for the unpredictable environments where CoW-CoLT are deployed.

We have seen reports of operator spending reductions in North America, with relatively higher spending outside North America.  Market diversification is one of the primary reasons why we have been more active in exploring international opportunities.  During the second quarter of 2008, it was announced that Verizon Wireless would be acquiring Alltel Corporation. Alltel Corporation is one of the largest customers of our hardware business. At this point, we have been unable to determine the impact of this transaction on our sales.

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

Revenue Recognition

In accordance with Staff Accounting Bulletin No. 104, we recognize revenue when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, price is fixed and determinable, and collectibility is reasonably assured. Revenues from product sales are generally recognized at the time of shipment and are recorded net of estimated returns and allowances. Revenues from services are generally recognized upon substantial completion of the service and acceptance by the customer. We have, under certain conditions, granted customers the right to return products during a specified period of time after shipment. In these situations, we establish a liability for estimated returns and allowances at the time of shipment and make the appropriate adjustment in revenue recognized for accounting purposes. During the nine months ended on September 30, 2008 and 2007, no revenue was recognized on products that included a right to return or otherwise required customer acceptance after September 30, 2008. We have established a program which, in certain situations, allows customers or prospective customers to field test our products for a specified period of time. Revenues from field test arrangements are recognized upon customer acceptance of the products.

During 2006, we began to sell the dANF product which contains software that is essential to the functionality of the product and as such is required to be accounted for in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” The revenue recognized for each separate element of a multiple-element software contract is based upon vendor-specific objective evidence of fair value, which is based upon the price the customer is required to pay when the element is sold separately. The dANF product is recognized as revenue upon shipment while the maintenance is deferred and recognized on a straight line basis during the applicable maintenance period, typically one to three years.

Certain of our software agreements encompass multiple deliverables.  Accounting for these agreements is in accordance with Emerging Issues Task Force (“EITF”) No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”).  If the deliverables meet the criteria in EITF 00-21, the deliverables are separated into separate units of accounting and revenue is allocated to the deliverables based on their relative fair values.  In order for this accounting treatment to apply, the deliverables must have value to the customer on a stand-alone basis, there must be objective and reliable evidence of the fair value of the undelivered item, and if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the control of the Company.  If the deliverables do not meet the above criteria, they are treated as a single multiple-element arrangement.  The accounting treatment for single multiple-element arrangements means that any milestone payments made by the customer are recognized over the remaining term of the arrangement at each milestone date and the proportional amount of the support fee is recognized monthly starting at the milestone date through the end of the agreement. Management applies judgment to ensure appropriate application of EITF 00-21, including value allocation among multiple deliverables, determination of whether undelivered elements are essential to the functionality of the delivered elements and timing of revenue recognition among others.

We warrant our products against defects in materials and workmanship typically for a one to two year period from the date of shipment, though these terms may be negotiated on a case by case basis. A provision for estimated future costs related to warranty expenses is recorded when revenues are recognized. We accrued warranty cost of $34,000 for the first nine months of 2008 and 2007. This warranty reserve is based on the cost to replace a percentage of products in the field at a given point, adjusted by actual experience. Returns and allowances were not significant in any period reported, and form a data point in establishing the reserve. Should this warranty reserve estimate be deemed insufficient, by new information, experience, or otherwise, an increase to warranty expense would be required.

Goodwill and Intangible Assets

During January 2008, ISCO acquired Clarity by issuing up to 40 million shares of ISCO’s common stock, par value $0.001 per share (the “Common Stock”), in exchange for all of Clarity’s stock and satisfaction of employee rights and interests. The Company recorded $6.2 million in goodwill and $2.1 million in identifiable intangible assets. Intangible assets are included in the Company’s condensed consolidated balance sheets. The Company also has goodwill resulting from the acquisitions of Spectral Solutions, Inc. and Illinois Superconductor Canada Corporation in 2000. Beginning January 1, 2002, goodwill was no longer to be amortized but rather to be tested for impairment on an annual basis and between annual tests, whenever there is an indication of potential impairment. Impairment losses would be recognized whenever the implied fair value of goodwill is determined to be less than its carrying value.

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

The Company conducts its annual impairment testing as of September 30th each year. Historically, the Company performed impairment testing as a single reporting unit, by determining whether the fair value of the Company, based on market value, as measured by market capitalization, exceeded stockholders’ equity.  In prior years, the excess of the Company’s market capitalization over its reported stockholders’ equity indicated the goodwill of the Company was not impaired.

With the acquisition of Clarity in 2008, the Company is comprised of two reporting units, the hardware segment which includes historical ISCO operations and the software segment which includes Clarity operations. As a result of the significant reduction in the Company's market capitalization as well as the subsequent decision to pursue the sale of, or others partnership or strategic options for the software business, the Company determined that a potential impairment of goodwill may exist as of September 30, 2008 and decided to perform impairment testing for each reporting unit. The Company is still in the process of performing an extenstive analysis but has made a preliminary estimateof impairment as discussed below.
Software Segment:  Subsequent to September 30, 2008, the Company received a non-binding Letter Of Intent (LOI) related to the purchase of all of the outstanding common stock of Clarity.  The Company deemed this LOI to be the best estimate of fair value for the purpose of  an impairment analysis of the software reporting unit. The consideration in this LOI consists of a cash payment at the closing of the transaction with the remainder of the purchase price based on future financial performance. There are a number of uncertainties surrounding the  consummation of the transaction and if the transaction is consummated, the receipt of total consideration for this proposed transaction,  including customer acceptance of the software, minimal revenues currently under contract, operational execution by the new owner and current global economic conditions. All of these considerations were included in the measurement of the goodwill associated with the software segment and a range of potential impairment was developed.  The impairment range was determined between $3.0 million and $6.2 million, the upper range equaling the carrying value of the software segment goodwill as of September 30, 2008. There are several conditions precedent to the closing of the transaction and there can be no assurance that the transaction will be consummated on the proposed terms, if at all. The Company's management determined that the upper amount of the range represents the best estimate of the impairment as of September 30, 2008 given the contigent nature of the consideration expected to be received. On November 19, 2008, management determined that the entire amount of goodwill associated with the software segment should be written off in the quarter ended September 30, 2008.  There are no current or future cash expenditures associated with this adjustment. There are no current or future cash expenditures associated with this adjustment. There does not appear to be an impairment to the carrying value of the intangible assets associated with the software reporting unit. as of September 30,2008. A final determination will be made prior to year end with any impairment included in year-end financial results

    Hardware Segment: The Company is in process of determining fair value of its hardware reporting unit in taking consideration for both a market and income approach. The evaluation has not been completed at this time. While the potential exists that there is impairment to the carrying value of this asset, since the evaluation is in progress, management is unable to make a good faith determination of the potential range of impairments, if any.  It is anticipated that the evaluation will be completed prior to year end with any impairment amount included in year end financial results.

Allowance for Doubtful Receivables

An allowance for doubtful receivables may be maintained for potential credit losses. Management specifically analyzes accounts receivable, on a client by client basis, when evaluating the adequacy of our allowance for doubtful receivables, including customer creditworthiness and current economic trends, and records any necessary bad debt expense based on the best estimate of the facts known to date. Should the facts regarding the collectibility of receivables change, the resulting change in the allowance would be charged or credited to income in the period such determination is made. There was no bad debt allowance recorded as of September 30, 2008 and 2007.

Stock-Based Compensation

Effective January 1, 2006, we adopted the provisions of SFAS No. 123R, “Share-Based Payment,” (“FAS 123R”) which establishes accounting for equity instruments exchanged for employee services. Under the provisions of FAS 123R, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Performance-based grants (grants that vest upon a future event and not due to the passage of time) are not expensed until we believe it probable that vesting will occur. We elected to adopt the modified prospective transition method as provided by FAS 123R and, accordingly, financial statement amounts for the prior periods have not been retroactively adjusted to reflect the fair value method of expensing share-based compensation. Under the modified prospective method, share-based expense recognized after adoption includes: (a) share-based expense for all awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value and (b) share-based expense for all awards granted subsequent to January 1, 2006. We changed our equity compensation practices at the same time to emphasize grants of restricted stock as opposed to stock options. As most options were fully vested as of January 1, 2006, only a small portion of the Company’s total equity compensation expense came from stock options, with the vast majority coming from grants of restricted stock. Grants of restricted stock are valued at the market price on the date of grant and amortized during the service period on a straight-line basis or the vesting of such grant, whichever is higher.

Results of Operations

Three months ended September 30, 2008 and 2007

Our net sales decreased $57,000 or 3% to $1,867,000 for the three months ended September 30, 2008 from $1,924,000 for the same period in 2007, which we attribute largely to a 32% reduction in  hardware shipments partially offset by the addition of software related revenues from our software segment.  Gross margins increased $163,000 for the third quarter of 2008, compared to the third quarter of 2007.  Gross margin rates increased to 46% from 37% in the prior year due to the inclusion of the software business as well as a higher proportion of hardware revenues derived from the sale of our Adaptive Interference Mitigation (AIM) products which have a higher gross margin than other hardware products. Our AIM product line exceeded 50% of our recognized hardware revenue during 2008 compared to less than 15% in the 2007 period.

 Cumulative deferred revenue that will be recognized in future periods increased to $929,000 at September 30, 2008, which was up from $281,000 at September 30, 2007.  Deferred software revenues totaled $506,000 and deferred hardware revenues totaled $423,000

Cost of goods sold decreased by $220,000 or 18% to $1,001,000 for the quarter ended September 30, 2008 from $1,221,000 for the same period in 2007.  The decrease in cost of goods sold was due to the decline in sales volumes as well as the change in product mix.

Our research and development expenses increased $354,000, to a total of $1,075,000 compared to total research and development expenses in the same period in 2007, which totaled $721,000.  The entire increase in R&D expenditures is attributed to the addition of Clarity, which totaled $555,000 for the quarter.   Expenditures in the hardware segment declined due to lower headcount and travel expenses along with lower prototype expenses partially offset by higher consulting expense.

Sales and marketing expenses totaled $795,000 for the quarter ended September 30, 2008 compared to $554,000 for the same period in 2007. The expense increase in this category was all related to inclusion of software sales and marketing expenses which totaled $327,000.  Hardware related sales and marketing expenses were lower due to lower headcounts and lower sales commission expense associated with lower sales order volumes.

General and administrative expenses decreased by $18,000 or 2%, compared to the same period in 2007.   A reduction of $249,000 in compensation-related charges associated with stock grants was the primary driver of the lower expense, which was offset primarily with an increase in the following: inclusion of software segment general and administrative expenses of $86,000, $70,000 in franchise tax expense primarily related to the Clarity acquisition and information technology expenses that were reclassified from another department during the third quarter.  Stock compensation expense for all employees is included in general and administrative expenses.

Asset impairment loss of $6,195,000 was incurred due to the  write-down on Clarity goodwill for which there is no prior period comparison  as Clarity was acquired in January 2008.

Net other expenses increased $125,000 or 58% to $340,000 for the period ended September 30, 2008 compared to $215,000 for the same period in 2007.  Higher interest expense due to higher outstanding debt, along with lower interest income associated with less excess cash, were the causes of the increase. Average debt outstanding was $20.3 million for the three months ended September 30, 2008 compared to $15.6 million for the same period in 2007.Nine months ended September 30, 2008 and 2007

Our net sales totaled $7,110,000 for the nine months ended September 30, 2008, which represented an increase of $810,000 or 13% from the same year-to-date period in 2007.   Hardware segment revenues were $464,000 (7%) lower than the same nine month period in 2007. Gross margins were $586,000 more for the first nine months of 2008 compared to the prior year.  This increase in gross margin included software segment margins of $649,000.  Lower hardware margins were the result of lower hardware volumes partially offset by higher gross margin rates associated with sales of our AIM product line.  Gross margin rates on hardware sales were 44.6% in the 2008 period, an increase from 42.3% in 2007.  The improvement is attributed to the increase in the portion of our total hardware revenue coming from the AIM product family. For the current year to date period, AIM products exceeded 40% of total hardware revenue compared to 14% in the nine months ended September 30, 2007.

Research and development spending totaled $3,949,000 for the nine months ended September 30, 2008, an increase of $1,945,000 from the same period in the prior year.  R&D spending on the software segment totaled $2.1 million.  Lower spending for payroll due to lower headcount along with lower equipment repairs and maintenance were the causes of lower spending in the hardware segment.

 Sales and marketing expenses for the first nine months of 2008 totaled $2,429,000, which is $620,000 or 34% higher than the prior year. Sales and marketing efforts for the software segment totaled $912,000 for current year. The inclusion of the software segment was partially offset by reductions in spending on hardware sales and marketing efforts due to lower sales and marketing headcounts and travel expenses along with lower sales commissions associated with lower order volumes.

 General and administrative expenses totaled $3,431,000 for the first nine months of 2008, which was $250,000 or approximately 8% higher than the comparable period in 2007.  General and administrative expenses in the software segment totaled $496,000.  Hardware related expenses were lower by $280,000 primarily due to lower stock compensation expense partially offset by increases in depreciation, franchise taxes, and professional services fees.

 Other expenses increased $222,000 or 32% from the first nine months in the prior year.  The increase was caused by higher outstanding borrowings along with lower interest income due to lower excess cash balances available for investing. Net loss for the first nine months of 2008 totaled $13,664,000.  Net loss associated with the software business totaled $9,100,000, and net loss associated with the hardware segment totaled $4,569,000.  Net loss from the hardware segment was $451,000 or 9% lower than the prior year’s period.

Liquidity and Capital Resources

At September 30, 2008, cash and cash equivalents were approximately $0.8 million, a decrease of $1 million from the December 31, 2007 balance.   This decrease was associated with the costs of the combined business operations of the Company and Clarity during the period and is in addition to the $1.5 million borrowed to finance closing costs as required by the merger agreement the Company entered with Clarity.  During the third quarter, $0.75 million was drawn from the $2.5 million credit line with Manchester Securities Corporation (“Manchester”) and Alexander Finance, L.P. (“Alexander”) and $1 million was drawn from the $3 million credit line dated August 18, 2008.

To date, the Company has financed its operations primarily through public and private equity and debt financings.  The Clarity acquisition significantly increased the cash required to fund new product development and for ongoing operations of the business.  The continued operations of our combined entity will require an immediate commitment and/or availability of funds, as will continuing development of our hardware product lines and any required defense of our intellectual property.  Even if Clarity is sold or otherwise liquidated, additional funds will be required before the hardware business reaches cash flow positive results. The actual amount of our immediate and future funding requirements depends on many factors, including: the amount and timing of future sales along with the timing of customer payments, the level of spending required to develop products, the level of product marketing and sales efforts to support our commercialization plans, our ability to maintain and improve product margins, the level of deferred revenue and the costs involved in protecting our patents and other intellectual property.  While the Company has historically been successful in raising additional operating funds, there can be no guarantees that we will be successful in raising funds at levels sufficient to support all of our operating activities.  As we continue to evaluate strategic options for the business, efforts are on-going to obtain additional funding in amounts adequate to support future operating needs from the current Lenders as well as alternative sources.

Net cash used in operating activities increased $3,234,000 for the nine months ended September 30, 2008 compared to the nine-month period ended September 30, 2007. The increase was primarily due to the operating loss of $2.9 million associated with the software segment which was not included in 2007 results.    Accounts receivable balances increased slightly due to the inclusion of software customers.   Inventory levels were lower due to inventory reduction programs along with continued outsourcing of some production activities.  A significant increase in deferred revenue primarily associated with the software segment along with higher trade payables also contributed to the improvement in working capital results.

Investing activities consisted primarily of the acquisition of all of the outstanding stock of Clarity by merger. Financing activities consisted of the issuance of our Common Stock for option exercises.  Loan proceeds represent borrowing used to fund operating activities during the period.  Loan repayment activities reflect repayment of borrowings under the accounts receivable factoring arrangement with the Lenders.
On November 12, 2008, during a preliminary review by the NYSE Alternext US (the “Exchange”) of the Company’s earnings release for the third quarter of 2008, the Company notified the Exchange that it no longer satisfies one of the Exchange’s standards for the continued listing of its common stock, as set forth in Part 10 of the Exchange’s Company Guide (the “Company Guide”).  Specifically, the Company informed the Exchange that it does not satisfy Section 1003(a)(iii) of the Company Guide because its stockholders’ equity is less than $6,000,000 and the Company has sustained losses from continuing operations and/or net losses in the five most recent fiscal years.  Unless the Company meets its standards for continued listing, the Exchange, in its sole discretion, could at any time (i) commence a proceeding to delist the Company’s securities or (ii) include the Company in the list of companies that are not in compliance with the Exchange’s continued listing standards. Delisting from the Exchange may adversely impact the Company’s ability to raise capital in the future, and the Company may be unable to list its common stock on another national exchange or market.  As of the date of this filing, the Company has not received a formal notice from the Exchange but it is evaluating its options and how it will respond to such a notice.   There are limited measures available to the Company to resolve the deficiency described above and any such resolution would likely  involve raising additional capital. There can be no assurance that the Company will be able to raise such capital on acceptable terms, if at all.

Off Balance Sheet Arrangements

We did not engage in any off-balance sheet arrangements during the period ended September 30, 2008.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

                The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act of 1934, as amended (the “Exchange Act”) and is not required to provide the information required under this item.

Item 4. Controls and Procedures.

(a)
An evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the Company’s disclosure controls and procedures, as defined under Rule 13a-15(e) promulgated under the Exchange Act ,as of September 30, 2008. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms.

The Company’s management, including its CEO and CFO, believes that a control system, no matter how well designed and operated, is based in part upon certain assumptions about the likelihood of future events, and therefore can only provide reasonable, not absolute, assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

None.

Item 3. Defaults Upon Senior Securities.

           None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

2009 Annual Meeting of Stockholders

At the time of this filing we expect to hold our 2009 Annual Meeting of Stockholders (the “2009 Annual Meeting”) during September 2009.  Any submission by a stockholder who wishes for a proposal to be considered for inclusion in our proxy materials for the 2009 Annual Meeting pursuant to Rule 14a-8 of Exchange Act must be received by us a reasonable time before we begin to print and mail our proxy materials. We have set the deadline for receipt of such proposals as the close of business on May 15, 2009. Proposals should be sent to our Corporate Secretary at ISCO International, Inc., 1001 Cambridge Drive, Elk Grove Village, IL 60007, and must otherwise comply with the requirements of Rule 14a-8 in order to be considered for inclusion in our 2009 proxy statement and proxy.

In addition, in order for proposals of stockholders made outside the processes of Rule 14a-8 under the Exchange Act of 1934, as amended (the “Exchange Act”) to be considered “timely” for purposes of Rule 14a-4(c) under the Exchange Act, you must comply with the various requirements established in the Company’s By-Laws.  Among other things, the By-Laws require that a stockholder submit a written notice to the Corporate Secretary of the Company at the address in the preceding paragraph ten days after the Company’s public disclosure of the date for the 2009 Annual Meeting of Stockholders.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit
10.1	Letter Agreement by and between ISCO International, Inc. and Gary Berger, dated as of May 28, 2008.
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 19th day of November 2008.

ISCO International, Inc.

By:	/s/ Gordon Reichard, Jr.
Gordon Reichard, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gary Berger
Gary Berger
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1	Letter Agreement by and between ISCO International, Inc. and Gary Berger, dated as of May 28, 2008.

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.